Form 10-Q
period 2000-03-31
USA VIDEO INTERACTIVE CORP
filed 2000-06-12
CIK 1107280

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

     (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED     March 31, 2000
                                               -----------------------
     [_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

     Commission File number      0-29651
                            -----------------------


                          USA VIDEO INTERACTIVE CORP.
            (Exact name of registrant as specified in its charter)

             Wyoming                                 06-15763-91
  ----------------------------------         --------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)

         70 Essex Street
     Mystic, Connecticut, USA                         06355
----------------------------------------     --------------------------
(Address of principal executive offices)            (Zip Code)

                               (800) 625 - 2200
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No ___
                                         ---

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                  Outstanding as of April 22, 2000
     --------------------------         --------------------------------
              Common Stock                          74,512,089

                                     INDEX

                                                                                                        Page
                                                                                                      Number
                                                                                                      ------
         PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements.........................................................................   3

         Consolidated Balance Sheets as at March 31, 2000 (unaudited) and December 31, 1999...........   3

         Consolidated Statement of Operations for the three months ended March 31, 2000
         and 1999 (unaudited).........................................................................   4

         Consolidated Statement of Cash Flows for the three months ended March 31, 2000
         and 1999 (unaudited).........................................................................   5

         Notes to Consolidated Financial Statements (unaudited).......................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.........   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................  13

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................  14

Item 2.  Changes in Securities and Use of Proceeds....................................................  15

Item 6.  Exhibits ....................................................................................  15

         SIGNATURES...................................................................................  16

                          USA VIDEO INTERACTIVE CORP.
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31,1999
                                  (Unaudited)
                            (Stated in US Dollars)


                                                             March 31           December 31
                          ASSETS                               2000                1999
                          ------                          -------------        -------------
Current
  Cash and cash equivalents                               $     303,423        $     417,666
  Marketable securities                                          20,700               20,700
  Accounts receivable                                            17,307               17,661
  Inventory                                                      17,500                    -
  Prepaid expenses                                               30,133               43,841
                                                          -------------        -------------
                                                                389,063              499,868
Capital assets - Note 3                                         526,367              436,417
Patents                                                          57,948               59,066
                                                          -------------        -------------
                                                          $     973,378        $     995,351
                                                          =============        =============

                        LIABILITIES
                        -----------

Current
  Accounts payable                                        $     422,893        $     497,163
  Due to related parties                                        241,010              188,866
                                                          -------------        -------------
                                                                663,903              686,029
                                                          -------------        -------------

             STOCKHOLDERS' EQUITY (DEFICIENCY)
             ---------------------------------

Common stock - Notes 2 and 4                                 21,089,842           20,950,152
Common stock subscribed - Note 2                                383,617                    -

Deficit                                                     (21,163,984)         (20,640,830)
                                                          -------------        -------------
                                                                309,475              309,322
                                                          -------------        -------------
                                                          $     973,378        $     995,351
                                                          =============        =============

Commitments - Notes 2 and 4
Subsequent events - Note 4
Contingencies - Note 5



APPROVED BY THE DIRECTORS:




  /s/ Anton J. Drescher  , Director               /s/ Edwin Molina    , Director
-------------------------                    -------------------------
    Anton J. Drescher                               Edwin Molina

                            SEE ACCOMPANYING NOTES

                          USA VIDEO INTERACTIVE CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              for the three months ended March 31, 2000 and 1999
                                  (Unaudited)
                            (Stated in US Dollars)


                                                                                                 Note 6
                                                                             2000                 1999
                                                                          ----------           ----------
Sales                                                                     $  163,600           $        -
Cost of goods sold                                                          (101,942)                   -
                                                                          ----------           ----------
                                                                              61,658                    -
                                                                          ----------           ----------
General and Administrative Expenses
 Amortization of capital assets - Note 3                                      52,517                9,969
 Amortization of patents                                                       1,118                  801
 Consulting fees                                                              39,000               28,500
 Filing fees                                                                   5,699                8,200
 Interest                                                                          -                2,135
 License fees                                                                      -                2,500
 Management fees                                                               6,000                6,000
 Membership fee                                                                6,233                    -
 Office assistance                                                             8,000               10,875
 Office and general                                                           75,552               18,708
 Printing                                                                     10,538                6,947
 Product marketing costs                                                     166,990               65,442
 Professional fees                                                            55,558                5,039
 Public relations                                                              3,000                3,971
 Rent                                                                         24,950                8,696
 Research and development                                                     65,258               14,250
 Telephone and utilities                                                      14,086               14,574
 Transfer agent fees                                                           3,112                2,181
 Travel and entertainment                                                     34,264                1,815
 Web site costs                                                               12,106                4,924
                                                                          ----------           ----------
                                                                            (583,981)            (215,527)
Provision for Doubtful Accounts
 Write-down of advances                                                       (4,536)                   -
                                                                          ----------           ----------
Non-operating Income
 Interest income                                                               4,145                    -
 Foreign exchange gain (loss)                                                   (440)              17,185
                                                                          ----------           ----------
                                                                               3,705               17,185
                                                                          ----------           ----------
Loss before Other Items                                                     (523,154)            (198,342)
Cumulative effect on prior years of changing to a different
 amortization method - Note 3                                                      -              (27,390)
                                                                          ----------           ----------
Net loss                                                                  $ (523,154)          $ (225,732)
                                                                          ==========           ==========
Basic loss per share                                                      $   (0.007)          $   (0.004)
                                                                          ----------           ----------
Weighted average shares outstanding                                       74,098,756           60,516,921
                                                                          ----------           ----------

                            SEE ACCOMPANYING NOTES

                          USA VIDEO INTERACTIVE CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended March 31, 2000 and 1999
                                  (Unaudited)
                            (Stated in US Dollars)


                                                                                                 Note 6
                                                                             2000                 1999
                                                                          ----------           ----------
Cash flow from operating activities:
Net loss                                                                   $(523,154)           $(225,732)
Adjustments to reconcile net loss to net cash used in
 operations:
 Amortization of capital assets                                               52,517                9,969
 Amortization of patents                                                       1,118                  801
 Write-down of advances                                                        4,536                    -
 Cumulative effect on prior years amortization of changing to a
  different amortization method                                                    -               27,390
 Accounts receivable                                                             354              (10,301)
 Inventory                                                                   (17,500)                   -
 Prepaid expenses                                                             13,708               16,016
 Accounts payable                                                            (74,270)             (49,403)
 Due to related parties                                                       52,144              (26,664)
                                                                          ----------           ----------
Net cash used in operating activities                                       (490,547)            (257,924)
                                                                          ----------           ----------
Cash flow used in investing activities:
 Purchase of marketable securities                                                 -               (1,203)
 Advances-related parties                                                     (4,536)                   -
 Purchases of capital assets                                                (142,467)             (12,804)
 Patent fees                                                                       -              (11,768)
                                                                          ----------           ----------
Net cash used in investing activities                                       (147,003)             (25,775)
                                                                          ----------           ----------
Cash flow provided by financing activities:
 Common shares issued for cash                                               139,690              285,535
 Common share subscriptions                                                  383,617                    -
                                                                          ----------           ----------
Net cash provided by financing activities                                    523,307              285,535
                                                                          ----------           ----------
Net increase (decrease) in cash                                             (114,243)               1,836
Cash, beginning of the period                                                417,666                2,618
                                                                          ----------           ----------
Cash and cash equivalents, end of the period                              $  303,423           $    4,454
                                                                          ----------           ----------

                            SEE ACCOMPANYING NOTES

                          USA VIDEO INTERACTIVE CORP.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                  (Unaudited)
                            (Stated in US Dollars)


Note 1   Interim Reporting

         While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 1999 annual financial statements.

Note 2   Common Stock

         Authorized:

          250,000,000 common shares without par value
          250,000,000 preferred shares without par value

         Commitments:

         Common Share Purchase Options

         The following common share purchase options were outstanding at March 31, 2000 entitling the holders thereof the right to purchase one common share for each option held:

                          Number of             Exercise Price
                           Options                 Per Share              Expiry Date
                    ----------------------  -----------------------  ----------------------
 Directors                2,300,000         $ 1.00                            July 16, 2001

 Employees                  875,000         $ 0.067 (CDN$0.10)             January 31, 2001
                            120,000         $ 1.00                            July 16, 2001
                            219,000         $ 1.00                        November 25, 2001
                            200,000         $ 1.00                        December 22, 2001
                            600,000         $ 5.00 (1)                    February 17, 2002

 Consultants                 80,000         $ 0.067 (CDN$0.10)             October 20, 2000
                            500,000         $ 0.097 (CDN$0.14)                March 9, 2001
                            520,000         $ 1.00                            July 16, 2001
                            450,000         $ 1.00                        November 25, 2001
                            550,000         $ 1.00                        December 22, 2001
                            300,000         $ 5.00 (1)                    February 17, 2002
                          ---------
                          6,714,000
                          ---------

     (1)  Granted during period and are subject to regulatory acceptance.

         Common Share Purchase Warrants

         The following stock purchase warrants were outstanding at March 31, 2000 entitling the holders thereof the right to acquire one common share for each warrant held:


               Number              Exercise Price
            of Warrants              Per Share                   Expiry Date
           ------------           ----------------          --------------------
              2,275,000            $0.067(CDN$0.10)           September 30, 2000
                925,000            $0.067(CDN$0.10)           January 31, 2001
                975,000            $0.131(CDN$0.19)           March 23, 2001
                500,000            $0.503(CDN$0.73)           May 19, 2001
                750,000            $1.10                      July 15, 2001
           ------------
              5,425,000
           ============

         Common Stock Subscribed

         At March 31, 2000, the Company had received $383,617 as payment for common stock subscriptions for a private placement of 70,000 units at $4.00 per unit (Note 4) and for the exercise of approximately 23,000 stock purchase options at $1.00 per share.

Note 3   Change in Accounting Principle

         Amortization of capital assets acquired in prior years was previously calculated using the graduated straight-line method over 7 years for all classes of capital assets. The new method using straight-line amortization over various periods for different classes was adopted to recognize amortization over a shorter period in order to reflect the rapid pace of technological change. This change has been applied retroactively to capital asset acquisitions of prior years, and is treated as a change in accounting principle due to the change in method of amortization for previously recorded assets.

         The effect of the change in amortization policy decreased the amortization expense and the loss for the three months ended March 31, 1999 by $1,076. The adjustment of $27,390 to apply retroactively the new method is included in the statement of operations for the three months ended March 31, 1999.

Note 4   Subsequent Events

         (a) On April 10, 2000, the Company completed a private placement of 190,000 units at $4.00 per unit. Each unit consists of 1 common share and 1 share purchase warrant to purchase 1 common share at US$4.00 per share, exercisable until January 26, 2002. The total proceeds of $4.00 per unit will be applied to the common shares only.

         (b) On April 28, 2000, the Company granted officers and a consultant share purchase options which entitle the holders thereof the right to purchase up to 625,000 common shares of the Company at an exercise price of $2.00 per share. These options are exercisable up to April 28, 2005. These options were accepted for filing on May 29, 2000.

         (c) On June 1, 2000, the Company entered into a private placement agreement to sell 1,000,000 units at $1.50 per unit. Each unit consists of 1 common share and 1 common share purchase warrant, exercisable at $1.50 for 2 years from the date of payment for the unit. The total proceeds of $1.50 per unit will be applied to the common shares only. This agreement is subject to regulatory approval.

Note 5   Contingent Liability

         There is a contingent liability in respect to a default judgement entered against the Company's subsidiary in the State of Texas with respect to the lease of premises in Dallas, Texas in the amount of $505,169 ($25,399 included in accounts payable at December 31, 1995). The subsidiary vacated its premises in Dallas, Texas during the year ended December 31, 1995 and was sued for the total amount payable under the terms of the lease through the term of the lease, ended in 2002. Management of the Company is of the opinion that the amounts payable under the terms of this judgement is not determinable at this time as the damages may be substantially mitigated by the landlord renting the property to another party. Any settlement resulting from the resolution of this contingency will be accounted for during the period of settlement.

Note 6   Comparative Figures

         The comparative figures for the three months ended March 31, 1999 were prepared by management and were neither audited nor reviewed.

Note 7   Uncertainty Due to the Year 2000 Issue

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers or other third parties, have been fully resolved.

         Item 2.  Management's Discussion and Analysis of Financial Condition
                                 and Results of Operation

CAUTIONARY STATEMENT

USA Video Interactive Corp.'s (the "Company") Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are statements about future performance or results, and include any statements using the words "believe," "expect," "anticipate" or similar words. All forward-looking statements are only predictions or statements of current plans, which the Company is constantly reviewing. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, changes in legal and regulatory policy, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. You should consider these important factors in evaluating any statement contained in this report and/or made by the Company or on its behalf. The Company has no obligation to update or revise forward-looking statements.

The following information has not been audited. You should read this information in conjunction with the condensed financial statements and related notes to financial statements included in this report.

OVERVIEW OF THE COMPANY

The Company is a public company emerging from the development stage. The Company is listed on the Canadian Venture Exchange under the trading symbol "US" and on the pink sheets operated by the National Quotation Bureau under the trading symbol "USVO". A development stage company is one where substantial efforts are devoted to establishing a new business but the planned principal business has not commenced or has commenced but has not generated significant revenues. This describes the Company through the year ended 1999. However, a shift has occurred and the Company is now focused on marketing and selling its products and services and as such it expects revenues to significantly increase in 2000. The Company is essentially "emerging" from its development stage by fully implementing its principal business.

The Company provides an array of products and services that allow businesses and individuals to transmit video data through the Internet and other local and wide area networks, while maintaining superior video quality at the receiving end.

The Company's goal is to exploit the market opportunity of customized system solutions. Although there are many companies developing system components, such as video servers, compression methods, and delivery infrastructure, the Company's engineers and system architects design and develop video streaming systems to meet the needs of its clients and integrate these systems into the clients' business models and infrastructures. There is a very large market for this expertise as many diverse customers convert to digital content formats.

Key Technologies

The Company's key technologies are the following:

     Video Compression - includes a proprietary Wavelet compression technique which allows large video files to be greatly reduced in size to allow customers to optimize use of available bandwidth;

     Store and Forward Video-on-Demand ("VoD") - a patented technique for transmitting video over switched (telephone-like) networks and allows users to view the video using VCR-like controls (play, pause, stop, etc.);

     Engineering and Scientific Expertise - enables the Company to integrate and employ its technologies for various system and service related applications.

The revenue-generating applications include high-quality, end-to-end video distribution systems that process video content from its source to its display on a remote user's computer screen or TV. The Company is focusing on large-scale systems that will drive revenues through economies of scale and the inclusion of management and other fees. Significant revenues also are being targeted through the sale of a basic set of standard system configurations that can be constructed, delivered and billed efficiently and cost-effectively. Intellectual property licensing will provide another significant revenue stream for the Company as it seeks to establish its technology as a standard component of the products and services of major industry players. In addition, the Company is developing and expects to gain significant revenues from content licensing, management and encoding, hosting for Web-based video delivery, services to support webcast events, end-to-end production services, and advertising contained within content and associated with web hosting and event support.

RESULTS OF OPERATIONS

Revenues

Revenues booked during the three-month period ended March 31, 2000 were $163,600, as compared to $nil during the three month period ended March 31, 1999. Approximately fifty percent (50%) of these revenues were attributable to sales of the Company's hardware and software systems and approximately fifty percent (50%) were attributable to sales of engineering services.

Also during the three-month period ended March 31, 2000, the Company signed additional sales contracts that will generate approximately another $75,000 of revenue, which will be reflected in future financial statements as booked after March 31, 2000.

Cost of Goods Sold

The cost to the Company of goods sold during the three months ended March 31, 2000 was $101,942 resulting in a gain of $61,658.

Net Losses

At this time, the Company has not achieved profitability and, in fact, expects to incur net losses for the foreseeable future. USA Video's net losses for the three months ended March 31, 2000, were $523,154 as compared with net losses of $199,418 for the three months ended March 31, 1999. As a percentage of revenues, net losses were 319% in the three months ended March 31, 2000. No revenue was generated in the comparable period of 1999.

General and Administrative Expenses

General and Administrative (Operating) expenses consisted of research and development, product marketing, amortization of capital assets, consulting fees, office, professional fees and other expenses to execute the business plan and for day-to-day operations of the Company.

General and Administrative expenses for the three months ended March 31, 2000, increased $368,454 to $583,981 as compared to General and Administrative expenses of $215,527 during the three months ended March 31, 1999.

A number of General and Administrative expenses exhibited an upward trend in the three months ended March 31, 2000 compared to the year-earlier period, in response to the need to target additional resources in support of the Company's increased effort to bring products to market.

     Research and Development Expenses:  Research and development expenses
     ---------------------------------
consisted primarily of compensation, hardware, software and licensing fees. Research and development expenses were $65,258 for the three months ended March 31, 2000 compared with $14,250, an increase of $51,008 or 458% reflecting development of new technology and refinement and enhancement of product offerings to ensure competitiveness in the market and support the overall business plan. Research and development expenses are impacted by increased salaries and consulting costs as well as the timing of the development of products. The Company has carried out preliminary investigation into the development of an advanced Wavelet algorithm to adapt the existing Wavelet mathematical algorithm to other operating platforms such as Unix. During the first quarter of 2000, additional staff was engaged to commence development and integration of these algorithms into initial Wavelet properties. No assurance can be given that these efforts will result in a competitively marketable product.

     Product Marketing Expenses: Product marketing expenses for the three months
     --------------------------
ended March 31, 2000, increased $101,548 or 255% from the year earlier period as the Company hired additional staff and engaged in marketing activities related to its efforts to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers. These expenses are expected to increase as the Company builds its business.

     Office Expenses:  Office expenses increased $53,969 or 282%, mainly for
     ---------------
administrative support resources. Printing expenses rose $3,591 or 152% to $10,538 for marketing and investor relations materials. Professional fees increased by $50,519 or 1,102% as the Company shifted to fully reporting status, requiring a new level of accounting and legal services. Rent increased $16,254 or 287% to expand headquarters office space. Travel and promotional expenses increased $32,449 or 1,888% due to the necessity of meeting with suppliers and potential customers. Amortization of capital assets increased $42,548 or 282% reflecting the increase in level of depreciable capital assets.

     Interest Expense:  Interest expense for the three months ended March 31,
     ----------------
2000 was $nil compared with $2,135 during the year-earlier period. As the company expands its business in 2000 and beyond, its research and development, sales and marketing, and general and administrative expenses will continue to increase. Research and development expenses will increase as the Company adds engineering resources to its technology and Web development teams. Sales and marketing expenses will increase as the Company adds business development, sales and marketing personnel to build business relationships, sell advertising time and build brand awareness. Advertising and public relations expenses will increase as the Company invests to grow its business. General and administrative expenses will grow as the Company continues to build its management infrastructure, including additional personnel, office space and internal information systems.

Employees

The Company currently has 25 employees as compared to less than 20 during the three months ended March 31, 1999.

Foreign Currency Exchange

The Company has experienced minimal gains or losses on foreign currency translation since substantially all of its sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its Canadian operations in Canadian currency. Foreign currency exchange gain or loss for the three months ended March 31, 2000 was ($440) compared with $17,185 during the year-earlier period.

Liquidity And Capital Resources

For the three-month period ended March 31, 2000, the Company's cash position was $303,423, an increase of $298,969 from $4,454 in the year-earlier period. The principal sources of cash were $139,690 which was generated from the issuance of stock due to the exercise of options and warrants (see Note 2 to Financial Statements) and $383,617 from a private placement, which was subsequently closed (see Note 4 to Financial Statements).

This was offset by $490,547 of cash used in operating activities.

From January 1, 2000 through the date of this report, the Company completed one private placement. This consisted of 190,000 units at US$4.00 per unit. Each unit consists of one (1) common share and one (1) share purchase warrant to purchase one (1) common share at US$4.00 per share, exercisable until January 26, 2002. Total proceeds of US$4.00 per unit will be applied to the common shares only.

The independent accountants have expressed the opinion that the Company may not be capable of continuing its existence as a going concern. Management understands and acknowledges that it will be necessary to raise approximately $3.5 million to $4 million of working capital over the next 12 months in order to continue in business as a going concern. The threat to the Company's continuation in business as a going concern will only be removed when revenues have reached a level that sustains the Company's business operations.

The Company has historically satisfied its capital needs primarily by issuing equity securities.

During the 2000 and 1999 quarters, the Company's operating activities used $490,547 and $257,924, respectively. To fund its operations, the Company generated $523,307 in the first three months of 2000 through sales of its common stock, compared with $285,535 in the comparable 1999 period.

As of March 31, 2000, the Company had approximately $303,423 in cash and liquid assets on hand - which together with the balance of proceeds from the private placements is sufficient to fund current operations for three to four months.

Management's current expectation is that, assuming it can raise the aforementioned $3.5 million to $4 million through private offerings, continuing operations for the longer-term will be supported either through growth in revenues from sales of products and services, or through a return to the equity markets for additional funding, the level of which management cannot accurately anticipate at this time due to the unpredictability of longer-term sales performance. However, management would expect such additional funding requirements to exceed $4 million. There is no guarantee that management will be able to raise equity funds on terms acceptable to the Company, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Potential Fluctuations in Quarterly Results -  The Company's quarterly
     -------------------------------------------
operating results have in the past and may in the future vary significantly depending on factors such as the timing of customer development projects and purchase orders, new product announcements and releases by the Company and other companies, gain or loss of significant customers, price discounting of the Company's products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions generally and in the electronics industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. Many of the Company's customers order on an as-needed basis and often delay issuance of firm purchase orders until their project commencement dates are determined. Quarterly revenue and operating results will therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately.

     Competition - The Company may not be able to compete effectively against
     -----------
intense competition from a multitude of competitors which will limit the amount of market share the Company captures. It is impossible to project the market share that the Company currently holds. In addition, the Company may not be able to maintain a competitive position due to the pace at which the marketplace is changing. The demand for its products and services may rapidly decline if the marketplace for its products and services changes. The Company's success is dependent on its ability to adjust to change and meet new demands.

     New Products and Technological Change - The industry is characterized by
     -------------------------------------
extremely rapid technological change in both hardware and software development, frequent new product introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current series of simulation and emulation systems and to design, develop and support its future simulation and emulation products on a timely basis. These efforts require a high level of expenditures for research and development by the Company to address the increasingly sophisticated needs of the customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards or changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of those products, or that its new products and product enhancements will adequately meet the requirements of the marketplace, will be of acceptable quality or will achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Moreover, from time to time, the Company may announce new products or technologies that have the potential to replace the Company's existing product offerings.

     The Company Has Not Produced a Profit and Cannot Be Certain That It Will
     ------------------------------------------------------------------------
Produce a Profit or Remain Profitable If It Does Generate a Profit - The
------------------------------------------------------------------
Company's auditors have expressed doubt about the company's ability to continue as a going concern. At this time, the Company has not achieved profitability and, in fact, expects to incur net losses for the foreseeable future. The Company's limited operating history contributes to the difficulty of predicting its potential to generate a profit. The Company expects to continue to increase its marketing and sales efforts. As a result, it will need to generate significant additional revenue and/or raise funds to achieve profitability.

     Key Personnel - The Company depends upon a small number of key persons to
     -------------
implement its business plan. The Company may not be able to retain its key personnel if it is unable to adequately compensate them which could affect its competitive position and business operations.

     Implementation of the Company's Marketing Plan - The Company's marketing
     ----------------------------------------------
plan is based upon a number of assumptions which if invalid could result in lower revenues than anticipated. The assumptions of the marketing plan are as follows:

 .   The appeal of the Company's end-to-end video distribution systems will continue to generate client interest;
 .   Market size estimates cited in the "Evolution of the Industry" section are valid;
 .   Competition is not suppressed by an overwhelming technical breakthrough by one of the major players in the field; and
 .   The Company's technology continues to keep pace with industry standards and with the products of its competitors.

     Need for Capital to Continue as a Going Concern - If the Company is unable
     -----------------------------------------------
to raise additional capital, it may not be able to continue as a going concern. The Company typically needs more capital than it has available to it or can expect to generate through the sale of its products and services. At this time, the Company does not have sufficient cash resources to continue its operations for the next twelve months. The Company has had to raise and will continue to need to raise, by way of debt and equity financing, $3.5 million to $4 million to meet its needs over the next 12 months. There is no guarantee that it will be able to continue to raise the funds needed for its business. Failure to raise the necessary funds in a timely fashion will limit its ability to sustain its business.

     Protection of the Company's Proprietary Technology - There can be no
     --------------------------------------------------
assurance that the Company will be able to maintain the confidentiality of any of its proprietary technology, know-how or trade secrets, or that others will not independently develop substantially equivalent technology. The failure or inability to protect these rights could have a material adverse effect on the Company's operations. Additionally, the Company may not receive a favorable ruling on the reinstatement of its lapsed patent for its Store and Forward VoD.


      Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes its exposure to overall foreign currency risk is immaterial. The Company does not manage or maintain market risk sensitive instruments for trading or other purposes and is, therefore, not subject to multiple foreign exchange rate exposures.

The Company reports its operations in US dollars and its currency exposure, although considered by it to be immaterial, is primarily between US and Canadian dollars. Exposure to the currencies of other countries is also immaterial as international transactions are settled in US dollars. Any future financing undertaken by the Company will be denominated in US dollars. As the Company increases its marketing efforts, the related expenses are primarily in US dollars except for the marketing efforts in Canada. The Company is not exposed to the effects of interest rate fluctuations as it does not carry any long-term debt.

From a quantitative point of view, the Company has had a foreign exchange gain of $17,185, $70,328 and $5,074 in 1999, 1998 and 1997, respectively. In addition, there is no material foreign exchange market risk exposure because, although held in Canadian bank accounts, 90% of the Company's cash deposits are in US currency.

                          PART II - Other Information

                          Item 1.  Legal Proceedings

The following are pending legal proceedings in which the Company is a party:

1.  USA Video Interactive Corp. v. Wegener Communications, Inc.
    -----------------------------------------------------------

This case was commenced by the Company against Wegener Communications, Inc., a Georgia corporation, on January 7, 2000 in the U.S. District Court for the District of Connecticut.

The facts of the case follow. In early February, 1999, the defendant agreed to pay the Company five percent of the value of any orders from customers referred to it by the Company. In reliance on this agreement, the Company expended efforts to find the defendant compatible clients and introduced the defendant to Autotote Communications. The defendant secured a contract with Autotote Communications worth $4 million. The defendant failed to pay the Company the agreed upon commission of five percent and this suit was ultimately commenced to seek relief in the form of compensatory damages, punitive damages, and attorney fees in excess of $75,000.00 and in an amount deemed equitable and appropriate by the court.

2.  USA Video Interactive Corp. and Merging Rivers Media Corp. v. Rafael O.
    -----------------------------------------------------------------------
Quezada
-------

This case was commenced by the Company and its subsidiary, Merging Rivers Media Corp., against Rafael O. Quezada, former president of Merging Rivers, on January 10, 2000 in the U.S. District Court for the District of Connecticut.

The facts of the case follow. In mid-April, 1999, the Company entered into a Confidentiality and Non-Disclosure Agreement with the defendant, prohibiting him from disclosing and using the Company confidential information without prior written consent of the Company. The Agreement also provided that the Company would retain all publication and ownership rights to all intellectual property. In mid-June, 1999, the Company and Merging Rivers entered into a Consulting Agreement with the defendant which provided that the defendant was to represent Merging Rivers and the Company to clients and prospective clients for purposes of selling video and other multimedia advertising. At the end of July, 1999, the Company provided a laptop computer to the defendant containing proprietary information.

The defendant later registered domain names and trademarks in his own name, charging the expenses to the Company. While a consultant to the Company and president of Merging Rivers, the defendant sought employment with a competitor to work on an identical project for which he was doing work for the Company. Following termination of his consulting agreement with the Company and his employment with Merging Rivers, the defendant interfered with a business relationship between the Company and one of its customers.

The plaintiffs are seeking full compensatory and consequential damages, an award of treble damages, and other equitable relief in an amount in excess of $75,000.00 and deemed equitable and appropriate by the court.

3.  SABA Energy Ltd. v. USA Video Interactive Corp.
    -----------------------------------------------

This case was commenced by SABA Energy Ltd. against the Company on October 23, 1996 in the Court of Queen's Bench of Alberta Judicial Centre of Calgary.

This case involves a failed assignment of a Petroleum and Natural Gas Lease. The plaintiff and the Company entered into an agreement to transfer the rights to the Lease. The Company registered the assignment of the Lease but failed to register the well licenses with Alberta Energy. The agreement provides that the Company indemnify the plaintiff for any liability, loss, claim or damages arising out of any act, omission, matter or thing done by the defendant. In May, 1995, the Company failed to pay rent for the Lease and failed to take responsibility for abandoning the wells.

On April 14, 1997, a Default Judgment was awarded to SABA Energy Ltd. In the amount of Cdn $78,265.53 including interest and taxable costs. A settlement was reached between the parties on March 3, 2000, in the amount of Cdn. $76,000, which has been paid in full by the company. The settlement fully releases and discharges the company from further liability in this case.

4.  DCC Building #4 Limited Partnership v. USA Video Corporation
    ------------------------------------------------------------

This case was commenced by DCC Building #4 Limited Partnership against USA Video Corporation, a subsidiary of the Company, on September 7, 1995 in the District Court of Dallas County, Texas. A default judgment was entered by the court on November 10, 1995.

This suit was brought in regard to a lease of premises by USA Video Corporation in Dallas, Texas, which premises were vacated during the year ended December 31, 1995. A claim was made to the Company for the total amount payable through the term of the lease, ending in 2002. Management of the Company is of the opinion that the amount payable under the terms of the default judgment is not determinable at this time as the damages may be substantially mitigated by the landlord's renting of the property to another party. Settlement talks are underway. For a discussion of the accounting treatment of the contingent liability of $505,169 resulting from the default judgment, see Note 5 to the Financial Statements.

To the knowledge of the Company's Executive Officers and Directors, the Company is not a party to any other legal proceeding or litigation and none of its property is the subject of a pending legal proceeding. Further, the Officers and Directors know of no other threatened or contemplated legal proceedings or litigation.


               Item 2. Changes in Securities and Use of Proceeds

SALES OF UNREGISTERED SECURITIES IN THE FIRST QUARTER OF 2000

1. In January, 2000, USA Video concluded an offering of units. Each unit consisted of one common share and one warrant to acquire an additional share at $4.00 per share by January 26, 2002. On completion of the offering, a total of 190,000 units were issued at $4.00 per unit for total proceeds of $760,000.00. The offer and sale of the units were exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act of 1933. USA Video limited the manner of the offering. The investors included four (4) directors/executive officers and one (1) employee. If the foregoing exemptions are not available, USA Video believes that $120,000.00 of these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchaser.

2. During the period ended February, 2000, USA Video issued 825,000 shares pursuant to warrants exercised at $0.068 per share for total proceeds of $55,997.00. The shares acquired were exempt from registration under Rule 504 and Rule 506 of Regulation D under Sections 3(b) and 4(2), respectively, of the Securities Act of 1933. USA Video has made publicly available financial and disclosure information with its filings to the Canadian Venture Exchange. USA Video limited the manner of the offering. The investors included executive officers, directors and employees and there were less than five (5) non-accredited investors. USA Video believes that a portion of these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.


                               Item 6. Exhibits

Exhibit No.      Description
-----------      -----------
     27          Financial Data Schedule

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated: June 7, 2000


By:  /s/ Edwin Molina
   ------------------------
Name:   Edwin Molina
Title:  President