Form 10-Q/A
period 2000-03-31
USA VIDEO INTERACTIVE CORP
filed 2000-06-30
CIK 1107280

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Amendment No. 1 to
                                   Form 10-Q

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

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                  Outstanding as of June 30, 2000
     --------------------------         -------------------------------
              Common Stock                         75,027,089

                                     INDEX

                                                                                                        Page
                                                                                                      Number
                                                                                                      ------
         PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements.........................................................................   3

         Independent Accountants' Report..............................................................   3

         Consolidated Balance Sheets as at March 31, 2000 (unaudited) and December 31, 1999...........   4

         Consolidated Statement of Operations for the three months ended March 31, 2000
         and 1999 (unaudited).........................................................................   5

         Consolidated Statement of Stockholders' Equity (Deficiency) for the three
         months ended March 31, 2000..................................................................   6

         Consolidated Statement of Cash Flows for the three months ended March 31, 2000
         and 1999 (unaudited).........................................................................   7

         Notes to Consolidated Financial Statements (unaudited).......................................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.........  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................  16

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................  17

Item 2.  Changes in Securities and Use of Proceeds....................................................  18

Item 6.  Exhibits ....................................................................................  18

         SIGNATURES...................................................................................  19

ITEM 1.  FINANCIAL STATEMENTS

TERRY AMISANO LTD.                                                AMISANO HANSON
--------------------------------------------------------------------------------
KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS
--------------------------------------------------------------------------------

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders,
USA Video Interactive Corp.

We have reviewed the accompanying consolidated balance sheet of USA Video Interactive Corp. as of March 31, 2000, and the consolidated statements of operations, stockholders' equity and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the Company's consolidated balance sheet as of December 31, 1999 (presented herein), and the related consolidated statements of operations, stockholders'equity and cash flows for the year then ended (not presented herein). In our report dated March 13, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived. The comparative figures for the three months ended March 31, 1999 were prepared by management and were neither audited nor reviewed, and accordingly, we do not express an opinion or any other form of assurance on them.

Vancouver, Canada                                               "Amisano Hanson"
June 8, 2000                                               Chartered Accountants

      Suite 604 - 750 West Pender Street, Vancouver B.C., Canada,  V6C 2T7

                                                      TELEPHONE:  (604) 689-0188
                                                      FACSIMILE:  (604) 689-9773
                                               EMAIL: amishan@istar.ca

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


                                                        2000            1999
                                                    -----------     -----------
Sales                                               $   163,600     $         -
Cost of goods sold                                     (101,942)              -
                                                    -----------     -----------
Gross Profit                                             61,658               -

General and Administrative Expenses                    (583,981)       (215,527)
Provision for Doubtful Accounts                          (4,536)              -
Non-operating Income
  Interest income                                         4,145               -
  Foreign exchange gain (loss)                             (440)         17,185
                                                    -----------     -----------
Loss before Other Items                                (583,154)       (198,342)
Cumulative effect on prior years of changing
 to a different amortization method -- Note 3                 -         (27,390)
                                                    -----------     -----------
Net loss                                            $  (523,154)    $  (225,732)
                                                    ===========     ===========
Basic loss per share                                $    (0.007)         (0.004)
                                                    ===========     ===========
Weighted average shares outstanding                  74,098,756      60,516,921
                                                    ===========     ===========

                            SEE ACCOMPANYING NOTES

                          USA VIDEO INTERACTIVE CORP.
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
           for the period ended December 31, 1998 to March 31, 2000
                                  (Unaudited)
                            (Stated in US Dollars)

                                                                   Common                   Common
                                      Date           Number        Stock                     Share
                                   of Issuance      of Shares      Price       Amount    Subscriptions     Deficit        Total
                                  -------------    ----------      ------   -----------  -------------  ------------    ----------
Balance, December 31, 1998                         58,756,088                18,722,966              -   (18,956,362)     (233,396)
Issued for cash:
  Private placement               Feb. 24, 1999     2,000,000      $0.067       133,574                                    133,574
  Private placement               Apr. 17, 1999     1,000,000      $0.114       114,293                                    114,293
  Private placement               Jun. 28, 1999       500,000      $0.395       197,400                                    197,400
  Private placement               Sept. 1, 1999       750,000      $1.00        750,000                                    750,000
  Stock purchase warrants         Various           3,820,000      $0.067       255,940                                    225,940
  Stock purchase warrants         Jul. 12, 1999        25,000      $0.128         3,190                                      3,190
  Stock purchase warrants         Various           1,250,000      $0.294       366,894                                    366,894
  Stock purchase options          Various           4,265,000      $0.067       287,755                                    287,755
  Stock purchase options          Various             550,000      $0.095        52,140                                     52,140
  Stock purchase options          Various              66,000      $1.00         66,000                                     66,000
Net loss for the year                                                                                     (1,684,468)   (1,684,468)
                                                   ----------               -----------  -------------  ------------    ----------
Balance, December 31, 1999                         72,982,088                20,950,152              -   (20,640,830)      309,322
Issued for cash:
  Stock purchase warrants         Various             825,000      $0.069        56,484                                     56,484
  Stock purchase options          Jan. 10, 2000        50,000      $0.096         4,793                                      4,793
  Stock purchase options          Various             415,000      $0.069        28,413                                     28,413
  Stock purchase options          Various              50,000      $1.00         50,000                                     50,000
Common stock subscribed                                                                        383,617                     383,617
Net loss for the period                                                                                     (523,154)     (523,154)
                                                   ----------               -----------  -------------  ------------    ----------
Balance, March 31, 2000                            74,322,088               $21,089,842       $383,617  $(21,163,984)   $  309,475
                                                   ==========               ===========  =============  ============    ==========

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

                            SEE ACCOMPANYING NOTES

                          USA VIDEO INTERACTIVE CORP.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                  (Unaudited)
                           (Stated in U.S. Dollars)

Note 1   Interim Reporting

         While the information presented in the accompanying interim three months financial statements is unaudited (except for as indicated in Independent Accountants' Report), it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 1999 annual financial statements.

Note 2   Common Stock - Note 4

         Authorized:

          250,000,000 common stock without par value
          250,000,000 preferred stock without par value

          Commitments:

          Common Stock Purchase Options

          The following common stock purchase options were outstanding at March 31, 2000 entitling the holders thereof the right to purchase one common share for each option held:

                         Number of         Exercise Price
                          Options            Per Share         Expiry Date
                         ---------         --------------      -----------

          Directors      2,300,000       $1.00                   July 16, 2001

          Employees         80,000       $0.067 (CDN$0.10)    October 20, 2000

                           875,000       $0.067 (CDN$0.10)    January 31, 2001
                           500,000       $0.097 (CDN$0.14)       March 9, 2001
                           640,000       $1.00                   July 16, 2001
                           669,000       $1.00               November 25, 2001
                           750,000       $1.00               December 22, 2001
                           900,000       $5.00(1)            February 17, 2002
                         ---------
                         6,714,000
                         =========

          (1) Granted during period and are subject to regulatory acceptance.

         Common Stock Purchase Warrants

         The following stock purchase warrants were outstanding at March 31, 2000 entitling the holders thereof the right to acquire one common share for each warrant held:

                Number            Exercise Price
             of Warrants             Per Share             Expiry Date
             -----------          --------------           -----------
               2,275,000         $0.067(CDN$0.10)       September 30, 2000
                 925,000         $0.067(CDN$0.10)         January 31, 2001
                 975,000         $0.131(CDN$0.19)           March 23, 2001
                 500,000         $0.503(CDN$0.73)             May 19, 2001
                 750,000         $1.10                       July 15, 2001
             -----------
               5,425,000
             ===========

         Common Stock Subscribed

         At March 31, 2000, the Company had received $383,617 as payment for common stock subscriptions for a private placement of 90,000 units at $4.00 per unit (Note 4) and for the exercise of approximately 23,000 stock purchase options at $1.00 per share.

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

         The effect of the change in amortization policy decreased the amortization expense and the loss for the three months ended March 31, 1999 by $1,076. The cumulative effect on prior years of changing to a different amortization method of $27,390 is included in the statement of operations for the three months ended March 31, 1999. The corresponding amount has been reflected in increased accumulated amortization of the capital assets.

Note 4   Subsequent Events

         (a) On April 10, 2000, the Company completed a private placement of 190,000 units at $4.00 per unit for proceeds of $760,000 ($360,000 was included in share subscriptions at March 31, 2000). Each unit consists of 1 common share and 1 share purchase warrant to purchase 1 common share at $4.00 per share, exercisable until January 26, 2002. The total proceeds of $4.00 per unit will be applied to the common shares only.

         (b) On April 28, 2000, the Company granted officers and a consultant stock purchase options which entitle the holders thereof the right to purchase up to 625,000 common shares of the Company at an exercise price of $2.00 per share. These options are exercisable up to April 28, 2005.

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

Note 5   Contingent Liability

         There is a contingent liability in respect to a default judgment entered against the Company's subsidiary in the State of Texas with respect to the lease of premises in Dallas, Texas in the amount of $505,169 ($25,399 included in accounts payable at December 31, 1995). The subsidiary vacated its premises in Dallas, Texas during the year ended December 31, 1995 and was sued for the total amount payable under the terms of the lease through the term of the lease, ended in 2002. Management of the Company is of the opinion that the amounts payable under the terms of this judgment is not determinable at this time as the damages may be substantially mitigated by the landlord renting the property to another party. Any settlement resulting from the resolution of this contingency will be accounted for during the period of settlement. The range of possible loss is NIL to $505,169.

Note 6   Uncertainty Due to the Year 2000 Issue

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

USA VIDEO INTERACTIVE CORP.

Dated: June 30, 2000


By:  /s/ Edwin Molina
   ------------------------
Name:   Edwin Molina
Title:  President