Form 10-Q
period 2000-06-30
USA VIDEO INTERACTIVE CORP
filed 2000-08-16
CIK 1107280

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

     (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000
                                                     -------------
     [_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

     Commission File number          0-29651
                            -----------------------


                          USA VIDEO INTERACTIVE CORP.
            (Exact name of registrant as specified in its charter)

                 Wyoming                                 06-15763-91
     -------------------------------                 --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

             70 Essex Street
         Mystic, Connecticut, USA                           06355
  ----------------------------------------               ----------
  (Address of principal executive offices)               (Zip Code)

                                (800) 625-2200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


  __________________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No ___
                                         -----

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding as of June 30, 2000
     -------------------------------        ------------------------------
     Common Stock,  $0.001 per share                  75,027,088

                                     INDEX

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I - Financial Statements

Item 1.   Financial Statements...................................................................    3

          Independent Accountants' Report........................................................    3

          Consolidated Balance Sheets as at June 30, 2000 (unaudited) and December 31, 1999......    4

          Consolidated Statements of Operations for the six months ended June 30, 2000
          and 1999 (unaudited)...................................................................    5

          Consolidated Statement of Stockholders Equity (Deficiency) for the period ended
          December 31, 1998 to June 30, 2000 (unaudited).........................................    6

          Consolidated Statement of Cash Flows for the six months ended June 30, 2000
          and 1999 (unaudited)...................................................................    7

          Consolidated Schedule of General and Administrative Expenses for the six months
          ended June 30, 2000 and 1999 (unaudited)...............................................    8

          Notes to Consolidated Financial Statements (unaudited) for period ended June 30, 2000..    9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operation...........................................................................   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................   16

PART II - Other Information

Item 1.   Legal Proceedings......................................................................   16

Item 2.   Changes in Securities and Use of Proceeds..............................................   17

Item 4.   Submission of Matters to a Vote of Security Holders....................................   18

Item 6.   Exhibits...............................................................................   18

          SIGNATURES.............................................................................   18

                        PART 1 - Financial Information

                         Item 1.  Financial Statements


                        INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders,
USA Video Interactive Corp.

We have reviewed the accompanying consolidated balance sheet of USA Video Interactive Corp. as of June 30, 2000, and the consolidated statements of operations, stockholders' equity and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the Company's consolidated balance sheet as of December 31, 1999 (presented herein), and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 13, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived. The comparative figures for the six months ended June 30, 1999 were prepared by management and were neither audited nor reviewed, and accordingly, we do not express an opinion or any other form of assurance on them.

Vancouver, Canada                                     "AMISANO HANSON"
July 31, 2000                                          Chartered Accountants

                          USA VIDEO INTERACTIVE CORP.
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2000 and December 31, 1999
                                  (Unaudited)
                            (Stated in US Dollars)
                             --------------------

                                  ASSETS                   June 30,          December 31,
                                  ------                     2000               1999
                                                             ----               ----
Current
  Cash and cash equivalents                            $    618,264        $    417,666
  Marketable securities                                      20,700              20,700
  Accounts receivable                                       152,382              17,661
  Prepaid expenses                                           22,691              43,841
  Loan receivable                                           100,000                   -
                                                        ------------        ------------
                                                            914,037             499,868
Capital assets - Note 3                                     560,116             436,417
Patents                                                      59,767              59,066
                                                       ------------        ------------
                                                       $  1,533,920        $    995,351
                                                       ============        ============

                               LIABILITIES
                               -----------
Current
  Accounts payable                                     $    640,731        $    497,163
  Due to related parties                                    246,871             188,866
                                                       ------------        ------------
                                                            887,602             686,029
                                                       ------------        ------------

                           STOCKHOLDERS' EQUITY
                           --------------------
Common stock - Notes 2 and 4                             21,897,274          20,950,152
Common stock subscribed - Note 2                            803,643                   -

Deficit                                                 (22,054,599)        (20,640,830)
                                                       ------------        ------------
                                                            646,318             309,322
                                                       ------------        ------------
                                                       $  1,533,920        $    995,351
                                                       ============        ============

Commitments - Note 2
Subsequent events - Note 4
Contingent Liability - Note 5


APPROVED BY THE DIRECTORS:

/s/ Anton J. Drescher       , Director      /s/ Edwin Molina          , Director
-----------------------------               ---------------------------

                            SEE ACCOMPANYING NOTES

                          USA VIDEO INTERACTIVE CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the six months ended June 30, 2000 and 1999
                                  (Unaudited)
                            (Stated in US Dollars)
                             --------------------

                                             Three months ended June 30,           Six months ended June 30,
                                             ---------------------------          ----------------------------
                                                 2000            1999                 2000           1999
                                                 ----            ----                 ----           ----
Sales                                       $    75,000     $    10,000             $   238,600     $    10,000
Cost of goods sold                              (50,641)             -                 (152,583)              -
                                            -----------      ----------              ----------     -----------
Gross Profit                                     24,359          10,000                  86,017          10,000

General and Administrative Expenses
 - Schedule I                                (1,019,833)       (367,512)             (1,603,814)       (583,039)
Provision for Doubtful Accounts                       -               -                  (4,465)              -
Non-operating Income
  Interest income                                 3,594               -                   7,739               -
  Foreign exchange gain (loss)                    1,265          (7,202)                    754           9,983
  Finders fees                                  100,000               -                 100,000               -
                                             ----------      -----------            -----------     -----------
Loss before Other Items                        (890,615)       (364,714)             (1,413,769)       (563,056)
Cumulative effect on prior years of
   changing to a different amortization
 Method - Note 3                                      -         (27,390)                      -         (27,390)
                                            -----------      -----------            -----------     -----------
Net loss                                    $  (890,615)    $  (392,104)             (1,413,769)    $  (590,446)
                                            ===========      ===========            ============    ===========
Basic loss per share                        $     (0.01)    $     (0.01)            $     (0.02)    $     (0.01)
                                            ===========     ============            ===========     ===========
Weighted average shares outstanding          74,162,088      62,406,754              74,162,088      62,406,754
                                            ============    ============             ==========     ===========

                             SEE ACCOMPANYING NOTES

                          USA VIDEO INTERACTIVE CORP.
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
            for the period ended December 31, 1998 to June 30, 2000
                                  (Unaudited)
                             (Stated in US Dollars)
                              --------------------

                                                           Common                     Common
                                  Date          Number     Stock                       Share
                               of Issuance    of Shares    Price       Amount      Subscriptions       Deficit          Total
                               -----------    ---------    -----       ------      -------------       -------          -----
Balance December 31, 1998                     58,756,088              18,722,966               -    (18,956,362)     (  233,396)
Issued for cash:
 Private placement            Feb. 24, 1999    2,000,000   $0.067        133,574                                        133,574
 Private placement            Apr. 17, 1999    1,000,000   $0.114        114,293                                        114,293
 Private placement            Jun. 28, 1999      500,000   $0.395        197,400                                        197,400
 Private placement            Sept. 1, 1999      750,000   $1.00         750,000                                        750,000
 Stock purchase warrants      Various          3,820,000   $0.067        255,940                                        255,940
 Stock purchase warrants      Jul. 12, 1999       25,000   $0.128          3,190                                          3,190
 Stock purchase warrants      Various          1,250,000   $0.294        366,894                                        366,894
 Stock purchase options       Various          4,265,000   $0.067        287,755                                        287,755
 Stock purchase options       Various            550,000   $0.095         52,140                                         52,140
 Stock purchase options       Various             66,000   $1.00          66,000                                         66,000
Net loss for the year                                                                              (  1,684,468)   (  1,684,468)
                                            ------------            ------------                   ------------    ------------
Balance, December 31, 1999                    72,982,088              20,950,152               -    (20,640,830)        309,322
Issued for cash:
 Stock purchase options       Various            550,000    0.095         52,140               -              -          52,140
 Stock purchase options       Various             50,000    1.00          50,000               -              -          50,000
 Stock purchase options       Various            430,000    0.068         29,118               -              -          29,118
 Stock purchase warrants      Various            825,000    0.068         55,864               -              -          55,864
 Private placement            April 10,2000      190,000    4.00         760,000               -              -         760,000
Common stock subscribed                                                        -         803,643              -         803,643
Net loss for the period                                                                            (  1,413,769)   (  1,513,769)
                                            ------------            ------------     -----------   ------------    ------------
Balance, June 30, 2000                        75,027,088            $ 21,897,274     $   803,643   $(22,054,599)   $    646,318
                                            ============            ============     ===========   ============    ============

                            SEE ACCOMPANYING NOTES

                          USA VIDEO INTERACTIVE CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 2000 and 1999
                                  (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                       2000                     1999
                                                                                       ----                     ----
Cash flow from operating activities:
Net loss                                                                         $ ( 1,413,769)            $ (  590,446)
Adjustments to reconcile net loss to net cash used in operations:
 Amortization of capital assets                                                        112,096                  22,302
 Amortization of patents                                                                 1,227                     524
 Cumulative effect on prior years amortization of changing to a
  different amortization method                                                              -                  27,390
 Accounts receivable                                                               (   134,721)              (  18,629)
 Loan receivable                                                                   (   100,000)                      -
 Prepaid expenses                                                                       21,150                  12,983
 Accounts payable                                                                      143,568               (   4,148)
 Due to related parties                                                                 58,005               ( 156,697)
                                                                                   ------------              ----------
Net cash used in operating activities                                              ( 1,312,444)              ( 706,721)
                                                                                   ------------              ----------
Cash flow used in investing activities:
 Purchase of marketable securities                                                           -               (   3,679)
 Purchases of capital assets                                                       (   235,795)              (  59,199)
 Patent fees                                                                       (     1,928)              (  11,783)
                                                                                   ------------              ----------
Net cash used in investing activities                                              (   237,723)              (  74,661)
                                                                                   ------------              ----------
Cash flow provided by financing activities:
 Common  stock issued for cash                                                         947,122               1,139,201
 Common stock subscriptions                                                            803,643                       -
                                                                                   ------------              ----------
Net cash provided by financing activities                                            1,750,765               1,139,201
                                                                                   ------------              ----------
Net increase in cash                                                                   200,598                 357,819
Cash, beginning of the period                                                          417,666                   2,618
                                                                                   ------------              ----------
Cash and cash equivalents, end of the period                                     $     618,264             $   360,437
                                                                                   ============              ==========

                          USA VIDEO INTERACTIVE CORP.          Schedule I
         CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
                for the six months ended June 30, 2000 and 1999
                                  (Unaudited)
                            (Stated in US Dollars)
                             --------------------


                                             Three months ended June 30,    Six months ended June 30,
                                             ----------------------------   -------------------------
                                                   2000          1999            2000         1999
                                                   ----          ----            ----         ----
Amortization of capital assets                  $   59,579      $ 12,333      $  112,096     $ 22,302
Amortization of patents                              1,194        (  277)          2,312          524
Advertising                                         46,670             -          60,822            -
Consulting                                          64,000        34,507         103,000       63,007
Filing                                               2,121         3,025           7,820       11,225
Interest expense                                         -        (1,286)              -          849
License fee                                              -         7,347               -        9,847
Management fees                                      6,000         7,451          12,000       14,951
Membership fees                                      6,233             -          12,466            -
Office and general                                 235,376        47,686         318,928       77,899
Printing                                            46,902        27,475          57,440       34,422
Product development                                185,232        14,673         250,490       28,923
Product marketing                                  180,792        79,860         333,630      143,802
Professional fees                                   82,974        28,755         138,532       33,794
Public relations                                     2,000        26,488           5,000       30,459
Rent                                                14,977        12,221          39,927       20,917
Telephone and utilities                             18,148        17,908          32,234       32,482
Transfer agent                                       1,682         2,956           4,794        5,137
Travel                                              46,733        29,848          80,997       31,033
Website expenses                                    19,220        16,542          31,326       21,466
                                                ----------    ----------      ----------   ----------
Basic loss per share                            $1,019,833      $367,512      $1,603,814     $583,039
                                                ==========    ==========      ==========   ==========

                            SEE ACCOMPANYING NOTES

                         USA VIDEO INTERACTIVE CORP.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)
                           (Stated in U.S. Dollars)
                            ----------------------

Note 1  Interim Reporting
        -----------------

        While the information presented in the accompanying interim six months financial statements is unaudited (except for as indicated in Independent Accountants' Report), it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 1999 annual financial statements.

Note 2  Common Stock - Note 4
        ---------------------

        Authorized:
          250,000,000 common stock without par value
          250,000,000 preferred stock without par value

        Commitments:

        Common Stock Purchase Options

        The following common stock purchase options were outstanding at June 30, 2000 entitling the holders thereof the right to purchase one common share for each option held:


                            Number of                     Exercise Price
                             Options                        Per Share                    Expiry Date
 Directors                  2,300,000                     $1.00                           July 16, 2001
                              100,000                     $2.00 /(1)/                     June 16, 2002

 Employees                     65,000                     $ 0.067 (CDN$0.10)           October 20, 2000
                              875,000                     $ 0.067 (CDN$0.10)           January 31, 2001
                               10,000                     $ 0.47  (CDN$0.70)               May 19, 2001
                              640,000                     $1.00                           July 16, 2001
                              669,000                     $1.00                       November 25, 2001
                              750,000                     $1.00                       December 22, 2001
                              900,000                     $5.00 /(1)/                 February 17, 2002
                              425,000                     $2.00 /(1)/                     June 16, 2002
                               75,000                     $2.50 /(1)/                     June 30, 2002
                              625,000                     $2.00                          April 28, 2005
                            ---------
                            7,434,000
                            ---------

       /(1)/  Granted during period and are subject to regulatory acceptance.

        ------------

        Common Stock Purchase Warrants

        The following stock purchase warrants were outstanding at June 30, 2000 entitling the holders thereof the right to acquire one common share for each warrant held:


                  Number         Exercise Price
                of Warrants        Per Share            Expiry Date
                -----------        ---------            -----------
                 2,275,000      $0.067(CDN$0.10)     September 30, 2000
                   925,000      $0.067(CDN$0.10)     January 31, 2001
                   975,000      $0.128(CDN$0.19)     March 23, 2001
                   500,000      $0.493(CDN$0.73)     May 19, 2001
                   750,000      $1.10                July 15, 2001
                   190,000      $4.00                January 26, 2002
                 ---------
                 5,615,000
                 =========

        Common Stock Subscribed

        On June 1, 2000, the Company entered into a private placement agreement to sell 1,000,000 units at $1.50 per unit. Each unit consists of 1 common share and 1 common share purchase warrant, exercisable at $1.50 for 2 years from the date of payment for the unit. The total proceeds of $1.50 per unit will be applied to the common shares only. At June 30, 2000, the company had received $710,000 as stock subscriptions in respect to this placement.


        Also at June 30, 2000, the Company had received $54,000 as payment for common stock subscriptions for the exercise of 54,000 stock purchase options at $1.00 per share and $39,643 as payment for the exercise of approximately 20,000 stock purchase warrants.

Note 3  Change in Accounting Principle
        ------------------------------

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

        ------------------------------

        The effect of the change in amortization policy decreased the amortization expense and the loss for the six months ended March 31, 1999 by $2,153. The cumulative effect on prior years of changing to a different amortization method of $27,390 is included in the statement of operations for the six months ended June 30, 2000. The corresponding amount has been reflected in increased accumulated amortization of the capital assets.

Note 4  Subsequent Events
        -----------------

        Subsequent to June 30, 2000, the company received $790,000 toward its private placement of 1,000,000 units at $1.50 per unit (Note 2) and received $31,000 pursuant to the exercise of approximately 97,000 stock purchase options.

Note 5  Contingent Liability
        --------------------

        There is a contingent liability in respect to a default judgement entered against the Company's subsidiary in the State of Texas with respect to the lease of premises in Dallas, Texas in the amount of $505,169 ($25,399 included in accounts payable at December 31, 1999). The subsidiary vacated its premises in Dallas, Texas during the year ended December 31, 1995 and was sued for the total amount payable under the terms of the lease through the term of the lease, ended in 2002. Management of the Company is of the opinion that the amounts payable under the terms of this judgement is not determinable at this time as the damages may be substantially mitigated by the landlord renting the property to another party. Any settlement resulting from the resolution of this contingency will be accounted for during the period of settlement. The range of possible loss is NIL to $505,169.


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

OVERVIEW OF THE COMPANY

The Company is a public company emerging from the development stage. The Company is listed on the Canadian Venture Exchange under the trading symbol "US" and on the pink sheets operated by the National Quotation Bureau under the trading symbol "USVO". A development stage company is one where substantial efforts are devoted to establishing a new business but the planned principal business has not commenced or has commenced but has not generated significant revenues. This describes the Company through the year ended 1999. However, a shift has occurred and the Company is now focused on marketing and selling its products and services and as such it expects to generate revenues in 2000. The Company is essentially "emerging" from its development stage by fully implementing its principal business.

The Company provides an array of products and services that allow businesses and individuals to transmit video data through the Internet and other local and wide area networks, while maintaining superior video quality at the receiving end.

The Company's goal is to exploit the market opportunity of customized system solutions. Although there are many companies developing system components, such as video servers, compression methods and delivery infrastructure, the Company's engineers and system architects design and develop video streaming systems to meet the needs of its clients and integrate these systems into the clients' business models and infrastructure. There is a very large market for this expertise as many diverse customers convert to digital content formats.

Key Products and Services
-------------------------

The Company's key technologies are the following:

     Video Compression - an array of compression techniques which allow large video files to be greatly reduced in size to allow customers to optimize use of available bandwidth;

     Store and Forward Video-on-Demand ("VoD") - a patented technique for transmitting video over switched (telephone-like) networks, allowing the user to view the video using VCR-like controls (play, pause, stop, etc.); and

     Engineering and Scientific Expertise - used to develop a patentable Wavelet compression technique to complement standard MPEG formats; enables the Company to integrate and employ its technologies for various system and service related applications.

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

RESULTS OF OPERATIONS

Revenues

Revenues recognized during the six month period ended June 30, 2000 were $238,600, as compared to $10,000 during the six month period ended June 30, 1999. Approximately fifty percent (50%) of these revenues were attributable to sales of the Company's hardware and software systems and approximately fifty percent (50%) were attributable to sales of engineering services.

Cost of Goods Sold

The cost to the Company of goods sold during the six months ended June 30, 2000 was $152,583 for a gain of $86,017.

Net Losses

At this time, the Company has not achieved profitability and, in fact, expects to incur net losses for the foreseeable future. The Company's net losses for the six months ended June 30, 2000, were $1,413,769 as compared with net losses of $590,446 for the six months ended June 30, 2000. As a percentage of revenues, net losses were 592% in the six months ended June 30, 2000. No revenue was generated in the comparable period of 1999.

General and Administrative Expenses

General and Administrative (Operating) expenses consisted of research and development, product marketing, amortization of capital assets, consulting fees, office, professional fees and other expenses to execute the business plan and for day-to-day operations of the Company.

General and Administrative expenses for the six months ended June 30, 2000 increased $1,020,775 to $1,603,814 as compared to General and Administrative expenses of $1,019,833 during the six months ended June 30, 1999.

A number of General and Administrative expenses exhibited an upward trend in the six months ended June 30, 2000 compared to the year-earlier period, in response to the need to target additional resources in support of the Company's increased effort to bring products to market.

     Product Development Expenses:  Product development expenses consisted
     ----------------------------
primarily of compensation, hardware, software and licensing fees. Product development expenses were $250,490 for the six months ended June 30, 2000 compared with $28,923, an increase of $221,567 or 866% reflecting development of new technology and refinement and enhancement of product offerings to ensure competitiveness in the market and support the overall business plan. Product development expenses are impacted by increased salaries and consulting costs as well as the timing of the development of products. The Company is developing a patentable Wavelet compression technique for Windows and MacIntosh platforms and adapting it to other operating systems and hardware. During the first half of 2000, additional staff was engaged to accelerate these efforts. No assurance can be given that these efforts will result in a competitively marketable product.

     Product Marketing Expenses: Product marketing expenses for the three months
     --------------------------
ended June 30, 2000, increased $189,828 or 232% from the year earlier period as the Company hired additional staff and engaged in marketing activities related to its efforts to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers. These expenses are expected to increase as the Company builds its business.

     Office and General Expenses:  Office expenses increased $241,029 or 410%,
     ---------------------------
mainly for administrative support resources and annual meeting expenses. Printing expenses rose $23,018 or 250% to $57,440 for marketing and investor relations materials. Professional fees increased by $104,738 or 410% as the Company fulfilled new federal reporting requirements, requiring a new level of accounting and legal services. Rent increased $19,010 or 190% to expand headquarters office space. Travel and promotional expenses increased $49,964 or 260% due to the necessity of meeting with suppliers and potential customers. Amortization of capital assets increased $89,794 or 503% reflecting the increase in the level of depreciable capital assets.

     Interest Expense:  Interest expense for the six months ended June 30, 2000
     ----------------
was $nil compared with $849 during the year-earlier period.

As the company expands its business in 2000 and beyond, its research and development, sales and marketing, and general and administrative expenses will continue to increase. Research and development expenses will increase as the Company adds engineering resources to its technology and Web development teams. Sales and marketing expenses will increase as the Company adds business development, sales, and marketing personnel to build business relationships, sell advertising time and build brand awareness. Advertising and public relations expenses will increase as the Company invests to grow its business. General and administrative expenses will grow as the Company continues to build its management infrastructure, including additional personnel, office space and internal information systems.

Employees

The Company currently has 25 employees as compared to less than 20 during the six months ended June 30, 1999.

Other

The Company has experienced minimal gains or losses on foreign currency translation since substantially all of its sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its Canadian operations in Canadian currency. Foreign currency exchange gain or loss for the six months ended June 30, 2000 was $754 compared with $9,983 during the year-earlier period.

Liquidity And Capital Resources

For the six-month period ended June 30, 2000, the Company's cash position was $618,264, an increase of $257,827 from $360,437 in the year-earlier period.
The principal sources of cash were $947,112 that was generated from the issuance of stock due to the exercise of options and warrants (see Note 2 to Financial Statements) and $803,643 from a private placement, which was subsequently closed (see Note 4 to Financial Statements). This was offset by $1,312,444 of cash used in operating activities.

From March 31, 2000 through the date of this report, the Company conducted one private placement. This consisted of 1,000,000 units at US$1.50 per unit. Each unit consisted of one (1) common share and one (1) share purchase warrant to purchase one (1) common share at US$4.00 per share, exercisable until June, 2002. Total proceeds of US$1.50 per unit will be applied to the common shares only.

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

During the 2000 and 1999 periods, the Company's operating activities used $1,312,444 and $706,721, respectively. To fund its operations, the Company generated $947,122 in the first six months of 2000 through sales of its common stock, as well as $803,643 subscribed to during the period.

As of June 30, 2000, the Company had approximately $618,264 in cash and liquid assets on hand - which together with the balance of proceeds from the private placements is sufficient to fund current operations for three to four months. Subsequently, management currently anticipated raising an additional $3.5 million to $4 million through private offerings -- sufficient to finance operations for the next 12 months.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

      Potential Fluctuations in Quarterly Results -  The Company's quarterly
      -------------------------------------------
operating results have in the past and may in the future vary significantly depending on factors including the timing of customer development projects and purchase orders, new product announcements and releases by the Company and other companies, gain or loss of significant customers, price discounting of the Company's products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions generally and in the electronics industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. Many of the Company's customers order on an as-needed basis and often delay issuance of firm purchase orders until their project commencement dates are determined. Quarterly revenue and operating results will therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately.

      New Product Development -  To obtain the expected revenue growth, the
      -----------------------
Company needs to continue to invest in new product development.

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

     The Company Has Not Produced a Profit and Cannot Be Certain That It Will
     ------------------------------------------------------------------------
Produce a Profit or Remain Profitable If It Does Generate a Profit - The
------------------------------------------------------------------
Company's auditors have expressed doubt about the company's ability to continue as a going concern. At this time, the Company has not achieved profitability and, in fact, expects to incur net losses for the foreseeable future. The Company's limited operating history contributes to the difficulty of predicting its potential to generate a profit. The Company expects to continue to increase its marketing and sales. As a result, it will need to generate significant additional revenue and/or raise funds to achieve profitability.

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

     Implementation of the Company's Marketing Plan - The Company's marketing
     ----------------------------------------------
plan is based upon a number of assumptions which if invalid could result in lower revenues than anticipated. The assumptions of the marketing plan are as follows:

 .  The appeal of Company's end-to-end video distribution systems will continue to generate client interest;
 .  Market size estimates cited in the "Evolution of the Industry" section are valid;
 .  Competition is not suppressed by an overwhelming technical breakthrough by one of the major players in the field; and . The Company's technology continues to keep pace with industry standards and with the products of its competitors.

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


      Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe our exposure to overall foreign currency risk is immaterial. The Company does not manage or maintain market risk sensitive instruments for trading or other purposes and is, therefore, not subject to multiple foreign exchange rate exposures.

We report our operations in US dollars and our currency exposure, although considered by us to be immaterial, is primarily between US and Canadian dollars. Exposure to the currencies of other countries is also immaterial as international transactions are settled in US dollars. Any future financing undertaken by the Company will be denominated in US dollars. As we increase our marketing efforts, the related expenses are primarily in US dollars except for the marketing efforts in Canada. The Company is not exposed to the effects of interest rate fluctuations as it does not carry any long-term debt.

From a quantitative point of view, the Company has had a foreign exchange gain of $15,308, $70,328 and $5,074 in 1999, 1998 and 1997, respectively. In addition, there is no material foreign exchange market risk exposure because, although held in Canadian bank accounts, 90% of the Company's cash deposits are in US currency.


                          PART II - Other Information

                          Item 1.  Legal Proceedings

The pending legal proceedings in which the Company is a party were reported in the Form 10-Q for the period ended March 31, 2000 filed with the Commission on June 12, 2000.

In the case of USA Video Interactive Corp. v. Wegener Communications, Inc., the
               -----------------------------------------------------------
Company reached a settlement with Wegener Communications on July 12, 2000. The Company signed a Settlement Agreement and General Release which requires that the terms of the settlement remain confidential.

To the knowledge of the Company's Executive Officers and Directors, the Company is not a party to any other legal proceeding or litigation and none of its property is the subject of a pending legal proceeding. Further, the Officers and Directors know of no other threatened legal proceedings or litigation.


              Item 2.  Changes in Securities and Use of Proceeds

SALES OF UNREGISTERED SECURITIES IN THE SECOND QUARTER OF 2000

(1) In June, 2000, the Company conducted an offering of units. Each unit consisted of one common share and one warrant to acquire an additional share at $1.50 per share by June, 2002. On completion of the offering, a total of 1,000,000 units were issued at $1.50 per unit for total proceeds of $1,500,000.00. The offer and sale of the units were exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act of 1933. The Company limited the manner of the offering and provided investors with an Offering Memorandum. The following investors purchased the securities:
Anton Drescher, executive officer and director and resident of Canada, 200,000 units; Edwin Molina, executive officer and director, 200,000 units; Tony Castagno, executive officer and director, 50,000 units; Dan Sciro, executive officer and director, 10,000 units; Kevin Yorio, employee and sophisticated individual investor, 60,000 units; Michael Rowe, accredited individual investor, 20,000 units; Paul Brandon, accredited individual investor, 17,000 units; Michael Carbone, accredited individual investor, 20,000 units; George Cyrenne, sophisticated individual investor and resident of Canada, 7,500 units; Mark Drazak, sophisticated individual investor, 20,000 units; Linda Drescher, sophisticated individual investor and resident of Canada, 32,699 units; David Hersant, sophisticated individual investor, 10,000 units; William Hood, accredited individual investor, 16,667 units; Norine C. Lozon & Group, accredited investor located in Canada, 90,800 units; Ralph McNelis, accredited individual investor, 20,000 units; Joe Nelligan, accredited individual investor and resident of Canada, 25,000 units; Jan Edward Ostrander, accredited individual investor, 20,000 units; Resources Trust Co., accredited investor, 66,667 units; Wyatt and Thompson, accredited investor, 66,667 units; Michael Wynnyezuk, accredited individual investor and resident of Canada, 35,000 units; and Gabriel Yorio, sophisticated individual investor, 12,000 units. If the foregoing exemptions are not available, the Company believes that 390,999 units or $586,498.50 of these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchaser.

(2) During the period ended June 30, 2000, the Company issued 1,030,000 shares of common stock pursuant to options exercised at between $0.067 and $1.00 per share for total proceeds of $1,050,000.00. The sale of the shares was exempt from registration under Rule 701 under the Securities Act of 1933. The following persons exercised options in 2000: Rowland Perkins, employee, 550,000 shares; Mark Princevalle, employee, 8,000 shares; John Gustavsen, employee, 16,000 shares; Sandy Princevalle, employee, 3,000 shares; John Cullen, employee, 30,000 shares; Diane Costick, employee, 3,000 shares; Maurice Loversol, consultant, 20,000 shares; and Ronald Patton, executive officer, 400,000 shares. The sales were made on exercise of grants by employees under the Company's written share option plan, a copy of which the Company has provided to its participants.

          Item 4.  Submission of Matters to a Vote of Security Holders


     The Company held an annual meeting on June 5, 2000. At the meeting the shareholders voted to elect Daniel Sciro and Anthony Castagno as Directors of the Company and to retain Anton Drescher and Edwin Molina as Directors of the Company.

Matter Voted Upon                No. of Votes For           No. of Votes Against        No. of Votes Withheld
-----------------                ----------------           --------------------        ---------------------
Election of Directors
     Edwin Molina                  41,110,971                       nil                       46,764
     Anton Drescher                41,116,805                       nil                       40,930
     Anthony Castagno              41,116,605                       nil                       41,130
     Daniel Sciro                  41,116,605                       nil                       40,130

Appoint Amisano
     Hansen as auditors of
     the Company for the
     year ending
     December 31, 2000             40,928,802                       nil                      228,853



                               Item 6.  Exhibits

Exhibit No.              Description
-----------              -----------
   27                    Financial Data Schedule


                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  August 16, 2000


By:     /s/   Edwin Molina
   -------------------------------
Name:     Edwin Molina
Title:    President