Form 10-Q/A
period 2000-06-30
USA VIDEO INTERACTIVE CORP
filed 2000-08-18
CIK 1107280

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
                            (Stated in US Dollars)
                             --------------------


                                             Three months ended June 30,    Six months ended June 30,
                                             ----------------------------   -------------------------
                                                   2000          1999            2000         1999
                                                   ----          ----            ----         ----
Amortization of capital assets                  $   59,579      $ 12,333      $  112,096     $ 22,302
Amortization of patents                              1,194        (  277)          2,312          524
Advertising                                         46,670             -          60,822            -
Consulting                                          64,000        34,507         103,000       63,007
Filing                                               2,121         3,025           7,820       11,225
Interest expense                                         -        (1,286)              -          849
License fee                                              -         7,347               -        9,847
Management fees                                      6,000         7,451          12,000       14,951
Membership fees                                      6,233             -          12,466            -
Office and general                                 235,376        47,686         318,928       77,899
Printing                                            46,902        27,475          57,440       34,422
Product development                                185,232        14,673         250,490       28,923
Product marketing                                  180,792        79,860         333,630      143,802
Professional fees                                   82,974        28,755         138,532       33,794
Public relations                                     2,000        26,488           5,000       30,459
Rent                                                14,977        12,221          39,927       20,917
Telephone and utilities                             18,148        17,908          32,234       32,482
Transfer agent                                       1,682         2,956           4,794        5,137
Travel                                              46,733        29,848          80,997       31,033
Website expenses                                    19,220        16,542          31,326       21,466
                                                ----------    ----------      ----------   ----------
                                                $1,019,833      $367,512      $1,603,814     $583,039
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

From June 1, 2000 through the date of this report, the Company conducted one private placement. This consisted of 1,000,000 units at US$1.50 per unit. Each unit consisted of one (1) common share and one (1) share purchase warrant to purchase one (1) common share at US$1.50 per share, exercisable until June, 2002. Total proceeds of US$1.50 per unit will be applied to the common shares only.

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


              Item 2.  Changes in Securities and Use of Proceeds

SALES OF UNREGISTERED SECURITIES IN THE SECOND QUARTER OF 2000

(1) In June, 2000, the Company conducted an offering of units. Each unit consisted of one common share and one warrant to acquire an additional share at $1.50 per share by June, 2002. On completion of the offering, a total of 1,000,000 units were issued at $1.50 per unit for total proceeds of $1,500,000.00. The offer and sale of the units were exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act of 1933. The Company limited the manner of the offering and provided investors with an Offering Memorandum. The following investors purchased the securities:
Anton Drescher, executive officer and director and resident of Canada, 200,000 units; Edwin Molina, executive officer and director, 200,000 units; Tony Castagno, executive officer and director, 50,000 units; Dan Sciro, executive officer and director, 10,000 units; Kevin Yorio, employee and sophisticated individual investor, 60,000 units; Michael Bowe, accredited individual investor, 20,000 units; Paul Brandon, accredited individual investor, 17,000 units; Michael Carbone, accredited individual investor, 20,000 units; George Cyrenne, sophisticated individual investor and resident of Canada, 7,500 units; Mark Drazak, sophisticated individual investor, 20,000 units; Linda Drescher, sophisticated individual investor and resident of Canada, 32,699 units; David Hersant, sophisticated individual investor, 10,000 units; William Hood, accredited individual investor, 16,667 units; Norine C. Lozon & Group, accredited investor located in Canada, 90,800 units; Ralph McNelis, accredited individual investor, 20,000 units; Joe Nelligan, accredited individual investor and resident of Canada, 25,000 units; Jan Edward Ostrander, accredited individual investor, 20,000 units; Resources Trust Co., accredited investor, 66,667 units; Wyatt and Thompson, accredited investor, 66,667 units; Michael Wynnyezuk, accredited individual investor and resident of Canada, 35,000 units; and Gabriel Yorio, sophisticated individual investor, 12,000 units. If the foregoing exemptions are not available, the Company believes that 390,999 units or $586,498.50 of these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchaser.

(2) During the quarter ended June 30, 2000, the Company issued 515,000 shares of common stock pursuant to options exercised at between $0.067 and $0.095 per share for total proceeds of $48,505. The sale of the shares was exempt from registration under Rule 701 under the Securities Act of 1933. The following persons exercised options in 2000: Rowland Perkins, employee, 500,000 shares and John Cullen, employee, 15,000 shares. The sales were made on exercise of grants by employees under the Company's written share option plan, a copy of which the Company has provided to its participants.

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

USA VIDEO INTERACTIVE CORP.

Dated:  August 18, 2000


By:     /s/   Anton J. Drescher
   -------------------------------
Name:     Anton J. Drescher
Title:    Chief Financial Officer