Form 10-Q
period 2000-09-30
USA VIDEO INTERACTIVE CORP
filed 2000-11-20
CIK 1107280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


                         Commission file number: 0-29651


                           USA Video Interactive Corp.
             (Exact name of registrant as specified in its charter)


          Wyoming                                               06-15763-91
(State or other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

           70 Essex Street
     Mystic, Connecticut, USA                                      06355
(Address of principal executive offices)                        (zip code)

                                 (800) 625-2200
              (Registrant's Telephone Number, including Area Code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 16, 2000, there were outstanding 81,400,088 shares of the registrant's common stock, par value $0.001 per share.

                                    CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements................................................3

           Independent Accountants' Report

           Consolidated Balance Sheet as at September 30, 2000
           (unaudited) and December 31, 1999.

           Consolidated Statement of Operations for the nine months ended September 30, 2000 and 1999 (unaudited)

           Consolidated Statement of Stockholders Equity (Deficiency)for the period ended December 31, 1998 to September 30, 2000 and 1999 (unaudited).

           Consolidated Statement of Cash Flows for the nine months ended September 30, 2000 and 1999 (unaudited).

           Consolidated Schedule of General and Administrative Expenses for the nine months ended September 30, 2000 and 1999
           (unaudited).

           Notes to Consolidated Financial Statements (unaudited) for the period ended September 30, 2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............20

PART II  OTHER INFORMATION....................................................22

Item 1.  Legal Proceedings....................................................22

Item 2.  Changes in Securities and Use of Proceeds............................22

Item 3.  Defaults Upon Senior Securities......................................23

Item 4.  Submission of Matters to a Vote of Security Holders..................23

Item 5.  Other Information....................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................23

         SIGNATURES...........................................................23

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           USA VIDEO INTERACTIVE CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

                                   (Unaudited)

                             (Stated in US Dollars)

TERRY AMISANO LTD.                                               AMISANO  HANSON
KEVIN HANSON, C.A.                                         Chartered Accountants

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders,
USA Video Interactive Corp.

We have reviewed the accompanying consolidated balance sheet of USA Video Interactive Corp. as of September 30, 2000, and the consolidated statements of operations, stockholders' equity and cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the Company's consolidated balance sheet as of December 31, 1999 (presented herein), and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 13, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived. The comparative figures for the nine months ended September 30, 1999 were prepared by management and were neither audited nor reviewed, and accordingly, we do not express an opinion or any other form of assurance on them.

Vancouver, Canada                                               "AMISANO HANSON"
November 13, 2000                                          Chartered Accountants

Suite 604 - 750 West Pender Street, Vancouver, BC, Canada, V6C 2T7
                                              Telephone:     (604) 689-0188
                                              Facsimile:     (604) 689-9773
                                              E-MAIL:        amishan@telus.net

                           USA VIDEO INTERACTIVE CORP.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)
                             (Stated in US Dollars)


                                       ASSETS      September 30,    December 31,
                                                       2000            1999
                                                   ------------    ------------
Current
   Cash and cash equivalents                       $    981,360    $    417,666
   Marketable securities                                 20,700          20,700
   Accounts receivable                                  316,494          17,661
   Inventory                                            145,911            --
   Prepaid expenses                                      21,053          43,841
   Loan receivable                                      100,000            --
                                                   ------------    ------------

                                                      1,585,518         499,868
Deposit on capital asset                                 75,000            --
Capital assets - Note 3                                 544,435         436,417
Patents                                                  62,412          59,066
                                                   ------------    ------------
                                                   $  2,267,365    $    995,351
                                                   ============    ============

                                   LIABILITIES
Current
   Accounts payable                                $    795,851    $    497,163
   Due to related parties                               206,878         188,866
                                                   ------------    ------------

                                                      1,002,729         686,029
                                                   ------------    ------------
                              STOCKHOLDERS' EQUITY
Common stock - Notes 2 and 4                         24,245,148      20,950,152

Deficit                                             (22,980,512)    (20,640,830)
                                                   ------------    ------------
                                                      1,264,636         309,322
                                                   ------------    ------------
                                                   $  2,267,365    $    995,351
                                                   ============    ============

Commitments - Note 2 Subsequent events - Note 4 Contingent Liability - Note 5



APPROVED BY THE DIRECTORS:


 "Anton J. Drescher", Director                        "Edwin Molina", Director
 -------------------                                  --------------
       Anton J. Drescher                                    Edwin Molina


                             SEE ACCOMPANYING NOTES

                           USA VIDEO INTERACTIVE CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the nine months ended September 30, 2000 and 1999
                                   (Unaudited)
                             (Stated in US Dollars)


                                            Three months ended                Nine months ended
                                               September 30,                    September 30,
                                        ----------------------------    ----------------------------
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------
Sales                                   $    307,464    $       --      $    546,064    $     10,000
Cost of sales                               (190,544)           --          (343,127)           --
                                        ------------    ------------    ------------    ------------

Gross Profit                                 116,920            --           202,937          10,000

General and Administrative Expenses
 - Schedule I                             (1,056,200)       (409,747)     (2,660,014)       (992,786)
Provision for Doubtful Accounts                 (440)           --            (4,905)           --
Non-operating Income
   Interest income                            11,756           2,248          19,495           2,248
   Foreign exchange gain                       2,051           2,238           2,805          12,221
   Finders fees                                 --              --           100,000            --
                                        ------------    ------------    ------------    ------------
Loss before Other Items                     (925,913)       (405,261)     (2,339,682)       (968,317)
Cumulative effect on prior years of
 changing to a different amortization
 method - Note 3                                --           (27,390)           --           (27,390)
                                        ------------    ------------    ------------    ------------
Net loss                                $   (925,913)   $   (432,651)   $ (2,339,682)   $   (995,707)
                                        ============    ============    ============    ============

Basic loss per share                    $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)
                                        ============    ============    ============    ============

Weighted average shares outstanding       74,784,088      64,504,867      74,784,088      64,504,867
                                        ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES

           CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
          for the period ended December 31, 1998 to September 30, 2000
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                          Common
                                        Date            Number            Stock
                                     of Issuance       of Shares          Price         Amount            Deficit          Total
                                     -----------       ---------          -----         ------            -------          -----
Balance December 31, 1998                              58,756,088                      18,722,966       (18,956,362)       (233,396)
Issued for cash:
   Private placement              Feb. 24, 1999         2,000,000          $0.067         133,574                           133,574
   Private placement              Apr. 17, 1999         1,000,000          $0.114         114,293                           114,293
   Private placement              Jun. 28, 1999           500,000          $0.395         197,400                           197,400
   Private placement              Sept. 1, 1999           750,000          $1.00          750,000                           750,000
   Stock purchase warrants        Various               3,820,000          $0.067         255,940                           255,940
   Stock purchase warrants        Jul. 12, 1999            25,000          $0.128           3,190                             3,190
   Stock purchase warrants        Various               1,250,000          $0.294         366,894                           366,894
   Stock purchase options         Various               4,265,000          $0.067         287,755                           287,755
   Stock purchase options         Various                 550,000          $0.095          52,140                            52,140
   Stock purchase options         Various                  66,000          $1.00           66,000                            66,000
Net loss for the year                                                                                    (1,684,468)     (1,684,468)
                                                     ------------                     -----------       -----------      ----------
Balance, December 31, 1999                             72,982,088                      20,950,152       (20,640,830)        309,322

                             SEE ACCOMPANYING NOTES

                           USA VIDEO INTERACTIVE CORP.
           CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
          for the period ended December 31, 1998 to September 30, 2000
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                              Common
                                            Date              Number           Stock
                                         of Issuance         of Shares         Price       Amount         Deficit          Total
                                         -----------         ---------         -----       ------         -------          -----
Balance, December 31, 1999 (forward)                         72,982,088                  20,950,152     (20,640,830)       309,322
Issued for cash:
   Stock purchase options               Various                 550,000      $0.095          52,140              --         52,140
   Stock purchase options               Various                 453,000      $1.00          453,000              --        453,000
   Stock purchase options               Various               1,065,000      $0.068          71,845              --         71,845
   Stock purchase options               Various                  10,000      $0.47            4,710                          4,710
   Stock purchase warrants              Various               3,675,000      $0.068         247,628              --        247,628
   Stock purchase warrants              Various                 500,000      $0.128          63,921                         63,921
   Stock purchase warrants              Various                 255,000      $0.493         125,252                        125,252
   Stock purchase warrants              Various                  15,000      $1.10           16,500                         16,500
   Private placement                    April 10,2000           190,000      $4.00          760,000              --        760,000
   Private placement                    July 20, 2000         1,000,000      $1.50        1,500,000                      1,500,000
Net loss for the period                                                                                  (2,339,682)    (2,339,682)
                                                             ----------                ------------    ------------    -----------
Balance, September 30, 2000                                  80,695,088                $ 24,245,148    $(22,980,512)   $ 1,264,636
                                                             ==========                ============    ============    ===========

                             SEE ACCOMPANYING NOTES

                           USA VIDEO INTERACTIVE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 2000 and 1999
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                       2000           1999
                                                                    -----------    -----------
Cash flow from operating activities:
Net loss                                                            $(2,339,682)   $  (995,707)
Adjustments to reconcile net loss to net cash used in operations:
   Amortization of capital assets                                       173,717         40,338
   Amortization of patents                                                3,468            787
   Cumulative effect on prior years amortization of changing to a
    different amortization method                                          --           27,390
   Accounts receivable                                                 (298,833)        (2,160)
   Inventory                                                           (145,911)          --
   Prepaid expenses                                                      22,788         17,552
   Loan receivable                                                     (100,000)          --
   Accounts payable                                                     298,688         69,095
   Due to related parties                                                18,012       (113,675)
                                                                    -----------    -----------
Net cash used in operating activities                                (2,367,753)      (956,380)
                                                                    -----------    -----------
Cash flow used in investing activities:
   Purchase of marketable securities                                       --          (81,145)
   Purchases of capital assets                                         (281,735)      (216,659)
   Patent fees                                                           (6,814)       (11,691)
   Deposit                                                              (75,000)       (25,000)
                                                                    -----------    -----------
Net cash used in investing activities                                  (363,549)      (334,495)
                                                                    -----------    -----------
Cash flow provided by financing activity:
   Common stock issued for cash                                       3,294,996      2,025,492
                                                                    -----------    -----------
Net cash provided by financing activity                               3,294,996      2,025,492
                                                                    -----------    -----------
Net increase in cash                                                    563,694        734,617
Cash, beginning of the period                                           417,666          2,618
                                                                    -----------    -----------
Cash and cash equivalents, end of the period                        $   981,360    $   737,235
                                                                    ===========    ===========

                             SEE ACCOMPANYING NOTES

                            USA VIDEO INTERACTIVE CORP.               Schedule I
          CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
              for the nine months ended September 30, 2000 and 1999
                                   (Unaudited)
                             (Stated in US Dollars)

                                      Three months ended           Nine months ended
                                        September 30,                September 30,
                                 --------------------------    -------------------------
                                    2000           1999           2000          1999
                                 -----------    -----------    -----------   -----------
Amortization of capital assets   $    61,621    $    18,036    $   173,717   $    40,338
Amortization of patents                1,156            263          3,468           787
Advertising                           21,748          6,811         82,570         6,811
Consulting                            38,467         35,945        141,467        98,952
Filing                                 4,364          2,273         12,184        13,498
Insurance                              3,362          3,305          3,362         3,305
Interest expense                          75          4,204             75         5,053
License fee                               --          7,498             --        17,345
Management fees                        6,600          7,549         18,600        22,500
Membership fees                        2,782         43,206         15,248        43,206
Office and general                   185,522         55,308        504,450       133,207
Printing                              (6,867)        24,989         50,573        59,411
Product development                  232,581         18,547        483,071        47,470
Product marketing                    329,007        101,101        662,637       244,903
Professional fees                     73,742         20,294        212,274        54,088
Public relations                       8,250        (12,879)        13,250        17,580
Rent                                  16,011         14,978         55,938        35,895
Telephone and utilities               30,810         16,343         63,044        48,825
Transfer agent                         3,543          2,484          8,337         7,621
Travel                                37,994         10,713        118,991        41,746
Website expenses                       5,432         28,779         36,758        50,245
                                 -----------    -----------    -----------   -----------
                                 $ 1,056,200    $   409,747    $ 2,660,014   $   992,786
                                 ===========    ===========    ===========   ===========

                             SEE ACCOMPANYING NOTES

                           USA VIDEO INTERACTIVE CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)


Note 1    Interim Reporting

          While the information presented in the accompanying interim nine months financial statements is unaudited (except for as indicated in Independent Accountants' Report), it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 1999 annual financial statements.

Note 2    Common Stock - Note 4

          Authorized:

                250,000,000 common stock without par value
                250,000,000 preferred stock without par value

          Commitments:

          Common Stock Purchase Options

          The following common stock purchase options were outstanding at September 30, 2000 entitling the holders thereof the right to purchase one common share for each option held:

                          Number of        Exercise Price
                           Options           Per Share          Expiry Date
                           -------           ---------          -----------
          Directors       2,200,000     $ 1.00                    July 16, 2001
                            100,000     $ 2.00                    June 16, 2002
                            150,000     $ 1.00                November 25, 2001
                            300,000     $ 5.00                 February 17,2002
          Employees          55,000     $ 0.067 (CDN$0.10)     October 20, 2000
                            250,000     $ 0.067 (CDN$0.10)     January 31, 2001
                            475,000     $ 1.00                    July 16, 2001
                            381,000     $ 1.00                November 25, 2001
                            750,000     $ 1.00                December 22, 2001
                            600,000     $ 5.00                February 17, 2002
                            425,000     $ 2.00                    June 16, 2002
                             75,000     $ 2.50                    June 30, 2002
                            160,000     $ 3.00                  August 23, 2002
                             30,000     $ 3.25                September 5, 2002
                             10,000     $ 3.35               September 15, 2002
                             85,000     $ 3.35               September 21, 2002
                            625,000     $ 2.00                   April 28, 2005
                          ---------
                          6,671,000
                          =========

USA Video Interactive Corp.
Notes to the Consolidated Financial Statements
September 30, 2000
(Unaudited) - Page 2
(Stated in U.S. Dollars)


Note 2    Common Stock - Note 4 - (cont'd)

          Common Stock Purchase Warrants

          The following stock purchase warrants were outstanding at September 30, 2000 entitling the holders thereof the right to acquire one common share for each warrant held:

             Number                 Exercise Price
          of Warrants                  Per Share               Expiry Date
          -----------                  ---------               -----------
               350,000           $0.067(CDN$0.10)            January 31, 2001
               475,000           $0.128(CDN$0.19)              March 23, 2001
               245,000           $0.493(CDN$0.73)                May 19, 2001
               735,000           $1.10                          July 15, 2001
             1,000,000           $1.50                          July 20, 2001
               190,000           $4.00                       January 26, 2002
             ---------
             2,995,000
             =========


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

          The effect of the change in amortization policy decreased the amortization expense and the loss for the nine months ended September 30, 1999 by $3,230. The cumulative effect on prior years of changing to a different amortization method of $27,390 is included in the statement of operations for the nine months ended September 30, 1999. The corresponding amount has been reflected in increased accumulated amortization of the capital assets.

USA Video Interactive Corp.
Notes to the Consolidated Financial Statements
September 30, 2000
(Unaudited) - Page 3
(Stated in U.S. Dollars)


Note 4    Subsequent Events

          During October 2000 the company received 769,609 common shares of Future Link Systems Inc. ("FLS") pursuant to a debt settlement agreement dated July 5, 2000, between the company and FLS at a fair market price of CDN$0.21 per share to settle indebtedness of CDN$161,618 (US$108,746). This amount was written-off in prior years.

          On October 18, 2000, the company issued 650,000 common shares pursuant to the exercise of share purchase warrants at CDN$0.10 per share (300,000 shares) and CDN$0.19 per share (350,000 shares) for CDN$96,500 (US$64,931).

          On October 19, 2000, the company issued 55,000 common shares pursuant to the exercise of share purchase options at CDN$0.10 per share for CDN$5,500 (US$3,666).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

     This Report on Form 10-Q of USA Video Interactive Corp. (the "Company") contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements are statements about future performance or results, and include any statements using the words
"believe," "expect," "anticipate" or similar words. All forward-looking statements are only predictions or statements of current plans, which the Company is constantly reviewing. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, changes in legal and regulatory policy, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. You should consider these important factors in evaluating any statement contained in this report and/or made by the Company or on its behalf. The Company has no obligation to update or revise forward-looking statements.

     The following information has not been audited. You should read this information in conjunction with the unaudited financial statements and related notes to financial statements included in this report.

OVERVIEW OF THE COMPANY

     The Company is emerging from the development stage. The Company is listed on the Canadian Venture Exchange under the trading symbol "US" and on the NASD-OTC Bulletin Board under the trading symbol "USVO". A development stage company is one where substantial efforts are devoted to establishing a new business but the planned principal business has not commenced or has commenced but has not generated significant revenues. This describes the Company through the end of 1999. However, a shift has occurred and the Company is now focused on marketing and selling its products and services in an effort to grow revenues. The Company is essentially "emerging" from its development stage by fully implementing its principal business.

     The Company provides systems and services for converting and delivering digitized video with superior quality and ease of use. These systems and services allow businesses and individuals to transmit video data through the Internet and other local and wide area networks, while maintaining superior video quality at the receiving end. Specifically, the Company's systems and services help create and move affordable and reliable streaming media information to customers' target audiences through a variety of means including end-to-end video distribution systems; value-added video services such as encoding, hosting, and streaming; intellectual property licensing; webcast and network productions; and media distribution technology solutions ranging from software design and development to engineering support services.

Key Products and Services

     The Company's key current and proposed technologies are the following:

          Video Compression - an array of compression techniques that allow large video files to be greatly reduced in size to allow customers to optimize use of available bandwidth;

          Store and Forward Video-on-Demand ("VoD") - a patented technique for transmitting video over switched (telephone-like) networks, allowing the user to view the video using VCR-like controls (play, pause, stop, etc.); and

          A Wavelet compression technique to complement standard MPEG and QuickTime formats is under development. The Company has applied for a patent on this technology.

     The Company's current revenue-generating system and service related applications include high-quality, end-to-end video distribution systems that process video content from its source to its display on a remote user's computer screen or TV. The Company is focusing on the sale of a basic set of standard system configurations that can be constructed, delivered and billed efficiently and cost-effectively. The Company anticipates that intellectual property licensing will provide another significant revenue stream for the Company as it seeks to establish its technology as a standard component of the products and services of major industry players. In addition, the Company is developing other products and services including content licensing, management and encoding, hosting for Web-based video delivery, services to support webcast events, end-to-end production services, and advertising contained within content and associated with web hosting and event support.

RESULTS OF OPERATIONS

Sales

     Sales for the nine-month period ended September 30, 2000 were $546,064 compared to $10,000 during the nine-month period ended September 30, 1999. Sales for the three months ended September 30, 2000 were $307,464. The Company had no sales for the comparable period in 1999. Approximately fifty percent (50%) of these sales were of the Company's hardware and software systems and approximately fifty percent (50%) were of engineering services.

Cost of Goods Sold

     The cost to the Company of goods sold during the nine months ended September 30, 2000 was $343,127, resulting in a gross profit margin of 37%. Cost of sales for the three months ended September 30, 2000 was $190,544, resulting in a gross profit margin of 38%.

Net Losses

     To date, the Company has not achieved profitability and, in fact, expects to incur substantial net losses for the foreseeable future. The Company's net loss for the nine months ended September 30, 2000, was $2,339,682 as compared with a net loss of $995,707 for the nine months ended September 30, 1999. Net loss for the three months ended September 30, 2000 was $925,913 compared to a net loss of $432,651 for the three-month period in 1999.

General and Administrative Expenses

     General and Administrative (Operating) expenses consisted of product development, product marketing, amortization of capital assets, consulting fees, office, professional fees and other expenses to execute the business plan and for day-to-day operations of the Company.

     General and Administrative expenses for the nine months ended September 30, 2000 increased $1,667,228 to $2,660,014 as compared to General and Administrative expenses of $992,786 for the nine months ended September 30, 1999. General and Administrative expenses for the three months ended September
30,  2000  increased   $646,453  to  $1,056,200  from  $409,747  for  the  1999
three-month period.

     General and Administrative expenses increased substantially in the nine months and the three months ended September 30, 2000 compared to the same periods in 1999, due to the need to target additional resources in support of the Company's increased effort to bring products to market.

Product development expenses consisted primarily of compensation, hardware, software and licensing fees. Product development expenses for the nine months and the three months ended September 30, 2000 increased 1,018% and 1,254%, respectively, from the comparable periods in 1999, reflecting development of new technology and refinement and enhancement of product offerings to ensure competitiveness in the market and support the Company's overall business plan. Product development expenses are impacted by increased salaries as well as the timing of the development of products. The Company is developing Wavelet compression techniques for still and moving images, for which it has applied for a patent. During the first nine months of 2000, additional staff was engaged to accelerate these efforts. No assurance can be given that these efforts will result in a competitively marketable product.

     Product marketing expenses for the nine months and the three months ended September 30, 2000, increased 270% and 325% from the 1999 nine months and three months, respectively, as the Company hired additional staff and engaged in marketing activities in an effort to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers. These expenses are expected to increase as the Company builds its business.

     Office and general expenses increased 379% and 335% for the nine and three month periods in 2000, respectively, mainly for administrative support resources and the annual shareholders meeting expenses. The Company also incurred increased professional fees in the nine- and three-month periods in 2000 as the Company, in connection with becoming a reporting issuer in the United States, required increased levels of accounting and legal services. Other increases in expenses in both the nine months and the three months ended Septebmer 30, 2000 included rent, as headquarters office space was expanded, and travel and promotional expenses, due to the necessity of attending trade shows and meeting with suppliers and potential customers. Amortization of capital assets also increased in 2000, reflecting the increase in level of depreciable capital assets.

     As the Company expands its business, its product development, sales and marketing, and general and administrative expenses will continue to increase. Product development expenses will increase as the Company adds engineering personnel to its technology and Web development teams, and as its new technologies are integrated into its product line. Sales and marketing expenses will increase as the Company adds business development, sales, and marketing personnel to build business relationships, sell advertising time and build brand awareness. Advertising and public relations expenses also will increase as the Company invests to grow its business. General and administrative expenses will grow as the Company continues to build its management infrastructure, including additional personnel, office space and internal information systems.

Other

     The Company has experienced minimal gains or losses on foreign currency translation since substantially all of its sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its Canadian operations in Canadian currency. Foreign currency exchange gain or loss for the nine months ended September 30, 2000 was $2,805 compared with $12,221 during the 1999 period, and was $2,051 for the three months ended September 30, 2000 compared to $2,238 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company's cash position was $981,360, an increase of $563,694 from $417,666 at December 31, 1999. The Company's principal source of cash during the nine months ended September 30, 2000, was $3,294,996 that was generated from the issuance of stock upon exercise of options and warrants and in private placements (see Consolidated Statement of Stockholders Equity). This was offset by $2,367,753 of cash used in operating activities.

     The Company has historically satisfied its capital needs primarily by issuing equity securities. From January 1, 2000, through the date of this report, the Company completed two private placements, resulting in gross proceeds to the Company of $2,260,000.

     In the first offering, each unit consisted of one common share and one warrant to acquire an additional share at $4.00 per share by January 26, 2002. On completion of the offering, a total of 190,000 units were issued at $4.00 per unit for total proceeds of $760,000.00.

     The second offering consisted of 1,000,000 units at $1.50 per unit. Each unit consisted of one (1) common share and one (1) share purchase warrant to purchase one (1) common share at $1.50 per share, exercisable until July 20, 2002.

     The Company's independent accountants, in their report accompanying the Company's audited financial statements at and for the year ended December 31, 1999, have expressed the opinion that the Company may not be capable of continuing its existence as a going concern. As of September 30, 2000, the Company had approximately $981,360 in cash and liquid assets on hand, which is sufficient to fund current operations for three to four months. Management currently plans on raising an additional $3.5 million to $4 million through private equity offerings, which will be sufficient to finance operations for the next 12 months. The threat to the Company's continuation in business as a going concern will be removed only when revenues have reached a level that sustains the Company's business operations.

     Management's current expectation is that, assuming the aforementioned $3.5 million to $4 million in financing is obtained, continuing operations for the longer-term will be supported either through growth in revenues from sales of products and services, or through a return to the equity markets for additional funding, the level of which management cannot accurately anticipate at this time due to the unpredictability of longer-term sales performance. However, management would expect such additional funding requirements to exceed $4 million for the following 12 months. There is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The Company needs substantial additional capital to continue as a going concern.

If the Company is unable to raise additional capital, it may not be able to continue as a going concern. At present, the Company has sufficient cash resources to continue its operations for the next three to four months. The Company will need to raise, by way of equity financing, from $3.5 million to $4 million to fund operations over the next 12 months. There is no assurance that the Company will be able to continue to raise the funds needed for its business. The Company will, in all likelihood, require additional financing thereafter. Failure to raise the necessary funds in a timely fashion will limit the Company's ability to grow and ultimately sustain its business.

The Company has not produced a profit and cannot be certain that it will produce a profit or remain profitable if it does generate a profit.

The Company's auditors have expressed doubt about the Company's ability to continue as a going concern. At this time, the Company has not achieved profitability and, in fact, expects to incur substantial net losses for the foreseeable future. The Company's limited operating history contributes to the difficulty of predicting its potential to generate a profit. The Company expects to continue to increase its marketing and sales efforts. As a result, it will need to generate significant additional revenue and raise substantial additional funds to achieve profitability.

The Company's operating results in future periods are expected to be subject to significant fluctuations, which would likely affect the trading price of its common stock.

The Company's quarterly operating results may in the future vary significantly depending on factors including the timing of customer development projects and purchase orders, new product announcements and releases by the Company and other companies, gain or loss of significant customers, price discounting of the Company's products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions generally and in the electronics industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter, thus potentially adversely affecting the price of its common stock. Many of the Company's customers order on an as-needed basis and often delay issuance of firm purchase orders until their project commencement dates are determined. Quarterly revenue and operating results will therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately.

The Company faces intense competition that could harm its business.

The Company may not be able to compete effectively against intense competition from a multitude of competitors, which could limit the amount of market share the Company captures. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than the Company. In addition, the Company may not be able to maintain a competitive position due to the pace at which the marketplace is changing. The demand for its products and services may rapidly decline if the marketplace for its products and services changes. The Company's success is dependent on its ability to adjust to change and meet new demands.

The industry is subject to rapid technological change that could render the Company's technology obsolete and require the Company to continue to develop new products and services.

The industry is characterized by extremely rapid technological change in both hardware and software development, frequent new product introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its products and services and to design, develop and support its future products and services on a timely basis. These efforts require a high level of expenditures for research and development by the Company to address the increasingly sophisticated needs of the customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards or changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of those products, or that its new products and product enhancements will adequately meet the requirements of the marketplace, will be of acceptable quality or will achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Moreover, from time to time, the Company may announce new products or technologies that have the potential to replace the Company's existing product offerings.

The Company's future success is dependent upon its ability to maintain its key personnel.

The Company depends upon a small number of key persons to implement its business plan. The Company may not be able to retain its key personnel if it is unable to adequately compensate them, which could affect its competitive position and business operations.

The Company's marketing plan is subject to unproven assumptions.

The Company's marketing plan is based upon a number of assumptions, which, if invalid, could result in lower revenues than anticipated. The assumptions of the marketing plan are as follows:

     o The appeal of Company's end-to-end video distribution systems will continue to generate client interest;

     o The overall market for the Company's products and services develops as anticipated;

     o    Competition   is  not   suppressed   by  an   overwhelming   technical
          breakthrough by one of the major players in the field; and

     o    The  Company's   technology  continues  to  keep  pace  with  industry
          standards and with the products of its competitors.

The Company may not be able to protect its proprietary technology.

There can be no assurance that the Company will be able to maintain the confidentiality of any of its proprietary technology, know-how or trade secrets, or that others will not independently develop substantially equivalent technology. The failure or inability to protect these rights could have a material adverse effect on the Company's operations. Additionally, the Company may not receive a favorable ruling on the reinstatement of its lapsed patent for its Store and Forward VoD.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We believe our exposure to overall foreign currency risk is immaterial. The Company does not manage or maintain market risk sensitive instruments for trading or other purposes and is, therefore, not subject to multiple foreign exchange rate exposures.

     We report our operations in US dollars and our currency exposure, although considered by us to be immaterial, is primarily between US and Canadian dollars. Exposure to the currencies of other countries is also immaterial as international transactions are settled in US dollars. Any future financings undertaken by the Company will be denominated in US dollars. As we increase our marketing efforts, the related expenses are primarily in US dollars except for the marketing efforts in Canada. The Company is not exposed to the effects of interest rate fluctuations as it does not carry any long-term debt.

     From a quantitative point of view, the Company has had a foreign exchange gains in 1999, 1998 and 1997, respectively. In addition, there is no material foreign exchange market risk exposure because, although held in Canadian bank accounts, 90% of the Company's cash deposits are in US dollars.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          USA Video Interactive Corp. v. William Meyer.

          On September 1, 2000, the Company filed an action against William Meyer, the Company's former Chief Operating Officer, in United States District Court, District of Connecticut. The Company's complaint alleges that Mr. Meyer breached his employment agreement with the Company, and the Company is seeking damages in an undetermined amount, but not less than $350,000.00, plus interest and costs. Prior to the Company filing this action, upon his resignation as chief operating officer of the Company, Mr. Meyer demanded payment from the Company of the remaining two years of his employment agreement in the amount of $213,641.00 and options to purchase 250,000 shares of Company common stock at $2.00 per share.

          The Company is not a party to any other legal proceeding or litigation and none of its property is the subject of a pending legal proceeding.

Item 2.   Changes in Securities and Use of Proceeds

          a) During the quarter ended September 30, 2000, the Company issued 1,038,000 shares of common stock pursuant to options exercised at between $0.067 and $1.00 per share for total proceeds of $445,735. The sale of the stock was exempt from registration under Rule 701 under the Securities Act of 1933. The sales were made on exercise of options granted to officers, employees and directors under the Company's written share option plan, a copy of which the Company has provided to its participants.

          b) During the quarter ended September 30, 2000, the Company issued 3,620,000 shares of common stock pursuant to warrants exercised at between $0.067 and $1.10 per share for total proceeds of $397,474. The shares acquired were exempt from registration under Rule 504 and Rule 506 of Regulation D under Sections 3(b) and 4(2), respectively, of the Securities Act of 1933. The Company has made publicly available financial and disclosure information with its filings to the Canadian Venture Exchange, and provided disclosure regarding the offering and the Company to the investors. The Company limited the manner of the offering. The investors included executive officers, directors, and employees and there were fewer than five (5) non-accredited investors. The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act of 1933, as
               amended,   due  to  the  foreign   nationality  of  the  relevant
               purchasers.

          c) In July 2000, the Company completed an offering, which it commenced in June 2000, of units. Each unit consisted of one share of common stock and one warrant to acquire an additional share at $1.50 per share by June, 2002. On completion of the offering, a total of 1,000,000 units were issued at $1.50 per unit for total proceeds of $1,500,000.00. The offer and sale of the units were exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  Four  officers  and  directors  of the  Company,  two
               employees  (one   accredited   investor  and  one   nonaccredited
               investor)  of  the  Company,  five  (5)  additional  unaffiliated nonaccredited investors, and ten (10) additional unaffiliated accredited investors purchased the securities. The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27. Financial Data Schedule

          (b)  Reports on Form 8-K

               During the quarter for which this Report on Form 10-Q is filed, the registrant filed a report on Form 8-K dated August 11, 2000 (the "8-K"). Under Item 5 of the 8-K, the registrant reported the resignation of William Meyer as chief operating officer of the registrant, demands made by Mr. Meyer for salary and options alleged to be due from the registrant, and the registrant's intention to initiate litigation against Mr. Meyer contesting his claims. The registrant also reported in Item 5 the hiring of Robert D. Smith, Jr. as the registrant's new chief operating officer.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           USA Video Interactive Corp.

Dated: November 20, 2000                   By:  /s/  Anton J. Drescher
       -----------------                       ---------------------------------
                                                Name: Anton J. Drescher
                                                Title: Chief Financial Officer