Form 10-K
period 2000-12-31
USA VIDEO INTERACTIVE CORP
filed 2001-03-30
CIK 1107280

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

|X|  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934.

     For the fiscal year ended December 31, 2000

                                  OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _______ to ___________.

                         Commission file number 0-29651

                           USA VIDEO INTERACTIVE CORP.
             (Exact name of registrant as specified in its charter)

           WYOMING                                       06-15763-91
(State or Other Jurisdiction of            (I.R.S. Employer Identification  No.)
 Incorporation of Organization)

  70 Essex Street, Mystic, Connecticut                     06355
(Address of principal executive offices)                    (ZIP Code)


Registrant's telephone number, included area code:         (800) 625-2200
                                                   -----------------------------

Securities registered pursuant to Section 12(b)                None
  of the Act:                                     ------------------------------

Securities registered pursuant to Section 12(g)     Common Shares, no par value
  of the Act:                                    -------------------------------
                                                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate   market  value  of  the  voting  stock  of  the  registrant  held  by non-affiliates of the registrant at March 23, 2001 (computed by reference to average of the bid and asked price on the NASD OTC Bulletin Board of the common shares on such date): $54,274,249. Number of common shares outstanding at March 23, 2001: 84,325,089.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                     PART I

Item 1. Business.

     Certain statements contained in this Annual Report on Form 10-K ("Report"), including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Readers should not place undue reliance on these forward-looking statements. USA Video's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in this Report, including the "Risk Factors" section contained in this Item 1, and the other documents USA Video files with the Securities and Exchange Commission ("SEC").

Introduction

     USA Video Interactive Corp. ("USA Video" or the "Company") designs and markets to business customers streaming video and video-on-demand systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity. The Company's systems, services and delivery solutions include video content production, content encoding, media asset management, media and application hosting, multi-mode content distribution, transaction data capture and reporting, e-commerce, specialized engineering services, and Internet streaming hardware.

     The Company's products and services are based on its proprietary technologies of Store and Forward Video-on-Demand ("VoD") and advanced Wavelet compression. USA Video's Store and Forward VoD is a patented technique for transmitting video over switched (telephone-like) networks and allowing the user to view the video using videocassette recorder (VCR)-like controls (play, pause, stop, etc.). Store and Forward VoD is the mechanism by which the delivery of compressed video is managed and, together with compression technology, facilitates the delivery of video to an end user in a timely and interactive fashion. Video compression technology allows large video files to be greatly reduced in size to optimize use of available bandwidth. In the absence of compression, video files are much too large to be efficiently streamed or downloaded. The Company has completed development of a still-image Wavelet compression technology (patent pending) and is nearing completion of a Wavelet compression technology for full motion applications for which it intends to file for patent protection.

     USA Video has developed a number of specific products and services based on these technologies. These include StreamHQ(TM), a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ(TM), a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand names Hurricane Mediacaster(TM) and WebcasterLive(TM); and StreamHQMail(TM), a service that delivers client advertisement video content to targeted audiences.

     The Company was incorporated on April 18, 1986, as First Commercial Financial Group Inc. in the Province of Alberta, Canada. In 1989, its name was changed to Micron Metals Canada Corp., which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business. In 1995, the Company changed its name to USA Video Interactive Corp. and continued its corporate existence in the State of Wyoming. The Company has four wholly-owned subsidiaries: USA Video (California) Corp., USA Video Corp., USA Video Productions Inc., and USA Video Technologies, Inc. USA Video's executive and corporate offices are located in Mystic, Connecticut, and its Canadian offices are located in Vancouver, British Columbia.

Business Environment

     The cost of bandwidth and supporting equipment, such as cable modems and other broadband connectivity to homes and businesses, is expected to continue to decrease over the next several years, bringing expanded use of high bandwidth applications for video transmission to the general market.

     Until then, improved compression techniques, such as those developed by USA Video, allow the use of existing bandwidth, including telephone lines, to achieve some of the same features of high-bandwidth connectivity. Even when high-bandwidth applications become available to the general market, the Company expects that compression technology will continue to be important for the following reasons:

          o Video files are huge (a full-length movie can be many gigabytes); therefore, uncompressed video data would tax any available bandwidth configuration well into the foreseeable future.

          o The combination of more available bandwidth, greater computing power, and aggressive and improved compression technology will allow the quality of video transmitted over the Internet to approach, and even equal, the current TV broadcast quality standard.

          o The video quality standard will continue to evolve (e.g., to high-definition television and beyond) and will demand even more sophisticated compression techniques.

     USA Video believes that market conditions are favorable for continued acceptance of mainstream Video on Demand. In published highlights of its 14th annual Communications Industry Forecast, industry merchant bank Veronis Suhler notes that per-person daily use of all forms of media continues to increase and is expected to pass 10 hours per day by 2004. In addition, Veronis Suhler forecasts that Internet advertising will more than quadruple to $24.4 billion by 2004, surpassing cable, network TV and consumer magazines, as total advertising spending grows 8.6% yearly through 2004. Total U.S. spending on media is expected to reach $663.3 billion by 2003. The 7.5% combined annual growth rate will make communications the second fastest-growing industry (behind telecommunications) among the top 12 U.S. industries.

     USA Video believes its source-to-destination streaming media delivery services hold significant potential for the on-line advertising and other industries. According to Arbitron/Edison Media Research's Internet VI Study released on February 7, 2001, streaming media usage has increased in the past year. As of January 2001, 13 percent of Americans (more than 30 million people) use Internet audio or video each month, compared to 10 percent in January 2000. More than one-quarter (27 percent) of Americans (more than 61 million people) have used Internet audio or video while six percent, over 13 million people, use streaming media each week, according to the Internet VI study. USA Video's streaming media delivery services are designed to be highly functional, cost-effective and easily implemented for advertisers targeting specific demographic groups.

Strategic Plan

     USA Video's principal, near term, strategic objective is to complete its transition from a seller of end-to-end hardware systems to a provider of source-to-destination streaming media delivery services. To support this transition, and to grow its StreamHQ(TM) services business, the Company intends to:

          o Continue research and development, including adding technical staff in a phased approach that is consistent with market demands and opportunities;

          o Establish multiple marketing and distribution channels, particularly in the form of alliances with third parties, including some of the Company's product and service suppliers; and

          o Expand inside sales and marketing teams and graphic design and website development staff, to support increased direct marketing to various markets, including corporate communications, e-commerce, customer service, entertainment, and education.

     USA Video believes that the expected substantial increases in bandwidth capacity, and accompanying decreases in bandwidth cost, in the next several years will result in a shift in industry focus from streaming technology to video compression technology, which will allow compressed video files to be directly downloaded to end-users' systems. To position the Company to take advantage of this anticipated shift, USA Video has begun to:

          o Create an industry-wide awareness of USA Video's proprietary Wavelet compression technology through industry trade journals, attendance at trade shows, and industry analysts;

          o    Identify potential patent  infringements in order to aggressively
               enforce  its  technology  ownership  rights,   including  through
               licensing arrangements; and

          o    Identify   opportunities  to  license  its  proprietary   Wavelet
               compression technology to additional strategic partners in the U.S. and internationally.

Proprietary Technologies

     USA Video's  proprietary  technologies  include (1) Wavelet compression and
(2) Store and Forward Video-on-Demand.

     Wavelet Compression. Video compression technology allows large video files to be greatly reduced in size, optimizing the use of limited Internet transmission and delivery bandwidth and permitting efficient streaming and downloading of video files. Through compression, the visual and audio aspects of the file are vastly reduced in size. The file then is sent across the Internet, and once received the file is then decompressed (returned to its normal size) and viewed. This means more media (images and/or sounds) can be sent, received and viewed in less time. Even with high bandwidth connections, which can transport more data per unit of time than typical home dial-up modem connections, compression facilitates timely product delivery. USA Video's Wavelet compression technology enables users to compress video files using standard compression formats while maintaining a high degree of image and sound quality. The Company has completed development of a still-image Wavelet compression technology (patent pending) and is nearing completion of a Wavelet compression technology for full motion applications for which it intends to seek patent protection. USA Video believes its motion Wavelet technology will enhance the delivery of Internet video to users of common home modems (56k and 28.8k bandwidth), as well as reduce storage and download time to high-bandwidth users.

     Store and Forward Video-on-Demand ("VoD"). USA Video has designed and patented this technology for the delivery of video programs on an "on-demand" basis. This capability allows a user located away from a video source to control the viewing of selected video over the Internet (or other network such as satellite, wireless, Ethernet or set-top box) using start, stop, pause, forward and reverse controls. Unlike the pay-per-view model where the video is run to completion without the possibility of pausing once it is started, this technology provides a two-way connection, allowing the user to manage the content delivery. The patented technology enables live event broadcast or recording and broadcast over the Internet, commonly called webcasting; video-streaming directly from a central server facility using the Internet or other connectivity medium; video-streaming whereby the video is first downloaded from a central server to any intermediate device, such as an edge server or a cache server installed on a local area network ("LAN"), and then distributed; video downloads to any end-user digital storage devices, such as digital media recorders or computer hard drives, for later access; and TV broadcasts in which compressed digital video files are transferred to a storage device for subsequent viewing.

Products and Services

     USA Video's proprietary Store-and-Forward VoD and Wavelet compression technologies are integral to the Company's two principal types of products and services.

End-to-end systems

     The Company began marketing its end-to-end systems in 1999. A system, which is purchased by the customer, enables the customer to encode and stream video content to its target audience. The systems are designed around a set of basic components. The Company customizes the software, as well as some of the hardware, to suit a customer's particular application as determined by size of audience, amount of content, mode of viewing (i.e., multicast, a start-to-finish stream to which multiple users can tune in, analogous to broadcast TV; or unicast, a stream to a single user over a dedicated connection, allowing the user to view the video start-to-finish or using VoD controls), etc. The system is located at the customer's site and is operated by the customer's staff. Each system consists of two major functional components, as well as peripheral equipment such as keyboard, mouse and power supply. The first major component is an encoder (WebCaster Live(TM)), which receives analog or digital video inputs, encodes (i.e., digitizes and compresses) the input data, and forwards the encoded output stream to the video server, which is the second major component. The video server (Hurricane Mediacaster(TM)) stores the video received from the encoder and manages its delivery to end users via the Internet, intranet, wireless, etc. There can be multiple encoders and servers in a single system, depending on the number of end-users accessing the customer's content.

Streaming media delivery services

     In 2000, USA Video identified an emerging market for global media streaming services, which the Company is developing under the brand "StreamHQ(TM)". StreamHQ(TM) allows corporate, educational, entertainment, and other types of business or institutional customers to use the Internet or an intranet to deliver rich media content (e.g., video, music, etc.) to target audiences without having to buy, operate and maintain a hardware system. StreamHQ(TM) is a customized, turnkey, streaming media support service. By offering business and other customers a complete source-to-destination service that consolidates web, streaming, and data management functionalities, StreamHQ(TM) eliminates the need for customers to deal with multiple service providers.

     The Company is currently transitioning away from hardware-based sales to its StreamHQ(TM) services-based model and expects to complete the specification, procurement, assembly, test and deployment of the back-office infrastructure necessary to support the offering of these services beginning in the second or third quarter of 2001.

     StreamHQ(TM) services range from source to viewing and include:

          o    content production;

          o    content encoding;

          o media asset management, including streaming schedules and viewing entitlements;

          o media and application hosting, multi-mode content distribution ("centralized streaming") using existing Internet services to route video to the user;

          o "edge streaming" through video file transfers to edge servers for distribution via broadband connectivity;

          o "inside streaming" that places video files on cache and streaming servers located within a corporate or institutional LAN;

          o    transaction data capture and reporting; and

          o    e-commerce.

     In order to provide StreamHQ(TM) customers with a high level of service availability and reliability, together with an efficient and cost-effective media streaming process, USA Video has entered into partnering arrangements with top ranked providers of data storage (EMC Corp.) and data management (Oracle Corp.) and is seeking a partnership arrangement with a Tier 1 Internet data center for content distribution.

     Data management consists of capture, analysis and reporting of statistical data that enables the content owner to learn how the intended audience used the video and how well the video served its intended purpose. The data includes network performance and utilization statistics, including bandwidth utilization, number of stream sessions, stream rates, frame rates, video quality and packets lost; total number of times the video was viewed; distribution of users who viewed 25%, 50%, 75% and 100% of the video; information on times of media access, length of time media was viewed, and actions taken during viewing (pause, stop, rewind, etc.). Other reports include billing and customer support reports. The same data can be used by USA Video to monitor the performance of the StreamHQ(TM) system. Future phases of StreamHQ(TM) are expected to include the ability to analyze usage by geographic location and certain marketing information, including the percentage of users who forwarded the video to other people and the percentage of users who received and viewed the forwarded video email; categorization of users including operating system, browser type, and connection speed. Additional functionality can be customized to meet specific customer requirements.

     Data storage equipment is used to store video files that are accessed by end users, and to store the feedback information that is used to generate reports to content owners. Upon deployment of its system, USA Video will electronically send encoded video files from its operations center in Mystic, Connecticut to its equipment at a remotely located, highly secure Internet Data Center, where the Company will lease space. The major piece of equipment at the data center will be the Company's EMC Symmetrix data storage system. The Symmetrix will be networked with a collection of web, streaming, management, application, and database servers, all of which will perform specialized StreamHQ(TM) functions.

     Streaming is the distribution of digitized and encoded content over a network. The Company's StreamHQ(TM) services may be employed over the Internet, intranet systems, cable television, and wireless and satellite communications systems. Although optimally designed for fiber optic cable, which is currently being installed worldwide and which provides large amounts of bandwidth for video and data transmission, the Company's proprietary VoD technology provides fast, high quality video and audio even over existing telephone lines and common home modems. At higher bandwidth levels, full screen, full motion, near-broadcast-quality video and audio can be achieved.

     In StreamHQ(TM), content is distributed in one of three fashions. Centralized streaming uses existing Internet services to route video to the user. Edge streaming is accomplished through video file transfers to servers that are located near the end user for distribution via broadband connectivity. Inside streaming places video files directly on cache and streaming servers located within an intranet, such as that of a school district or corporation, where the files are stored until called on by end users.

     Each distribution method has its applications and tradeoffs, and clients can choose which is most cost-effective for their specific needs. Centralized streaming is the least expensive, but normal Internet delays and bandwidth constraints could impact speed of transmission and picture quality. Edge streaming results in improved video quality, at a higher service cost. For high-bandwidth local area networks, inside streaming will provide the greatest quality video, also at a potentially higher service cost.

     The software and equipment infrastructure necessary to promote USA Video's StreamHQ(TM) services are similar to the components of the end-to-end hardware systems sold by the Company, although considerably more complex and robust since they are being designed to reliably support the varied requirements of numerous business customers. Monitoring and managing of the system is expected to take place at USA Video's corporate headquarters in Connecticut. The computer systems, peripheral devices, and mechanical systems to be used for centralized, edge or inside streaming will be collocated at a Tier 1 Internet Data Center to be selected by the Company. System components include web, streaming, database, reporting, application and management servers, power management devices, data storage systems, security firewalls, high-speed network switching, USA Video's proprietary software, and licenses for vendor software. The StreamHQ(TM) services are scaleable, in that they may be customized to meet the requirements of different sized businesses. Sales of complete StreamHQ(TM) systems (hardware and software), may be made if customers desire to actually own and operate their own systems.

Customers and Markets

     To date, USA Video's sales of end-to-end hardware systems have been made primarily to customers in the entertainment and education markets. As the Company transitions to a services-based model, it expects to target additional major industry markets.

     USA Video believes businesses requiring some or all of the following video streaming capabilities are potential customers for its StreamHQ(TM) services:

          o The ability to delivery high quality, rich media content through a variety of infrastructures, including intranets, edge servers and the Internet;

          o Customized and highly focused data that provides business and other customers with highly detailed information about the end-user's "experience" (e.g., length of time viewed, number of times viewed, etc.) with the content;

          o    Use of video in e-commerce;

          o A bundled array of integrated media services. While many video service providers specialize in individual services, StreamHQ(TM) consists of a source-to-destination collection of services, thus eliminating the need for multiple providers; and

          o On-demand access to specialized content, including educational video resources, corporate records and training resources, government archive retrieval and legislative activities, or other specialized areas.

     Upon completion of development of the initial phase of StreamHQ(TM) services, the Company expects to market its services to the following:

 Target Market Segment                    Business Activity Supported
 ---------------------                    ----------------------------

  Marketing                               Rich media advertising

  Corporate Communications                Customer relations
                                          Employee communications
                                          Investor relations
                                          Public relations

  Customer Service                        Targeted customer support

     As StreamHQ(TM) is developed to add other levels of functionality and to support additional business activities, the Company anticipates marketing its media delivery services to the following market segments as follows:

Education - includes colleges, universities, and elementary and high schools where video can be delivered to classrooms or offices and viewed on desktop computers or television. With instant digital access to enormous libraries of content, which may be located on or off site, instructors will be able to create specialized video programs that students may access at their convenience. The current, less efficient method of copying, mailing and logging videotapes can be replaced. StreamHQ(TM)'s functionality through inside streaming will enable education customers to stream large files without interfering with the ordinary use of their Internet connections.

Entertainment - includes movies, live and archived events, broadcast news, weather and home consumer programming that can be accessed at the user's convenience, thus eliminating the time restrictions and limited choices of cable television and pay-per-view television. StreamHQ(TM)'s meta data and transaction data management and reporting functionalities can provide content owners with detailed information regarding their customers' viewing habits, as well as providing security against unauthorized viewing.

Training - includes corporate and motivational training procedures and other instructional materials used in various fields, including medicine, architecture and design, and construction. Corporations and government entities will be able to track and verify that training materials have been viewed by the appropriate employees, while allowing employees to access training materials at their convenience and at remote locations (e.g., from home).

Corporate communications - includes customer relations, investor relations, public relations, internal communications, call center support and targeted customer support. USA Video's media delivery services will enable corporate customers to stream high visual quality media files for these purposes and other uses over corporate LAN's without interfering with the business-day capacity of the customers' Internet connections.

Advertising and E-Commerce - will be greatly enhanced as high quality interactive video replaces the static banners and other advertising currently deployed on the Internet. The Company's potential e-commerce markets for its StreamHQ(TM) services include manufacturing, books, music, videos, travel and hospitality, clothing, and others. The Company's StreamHQ(TM) technology will also enable advertisers to more effectively direct their advertising and information resources to targeted audiences.

     USA Video's marketing plan involves partnering with its suppliers to become their streaming services provider. This will enable USA Video's partners to add streaming capability to products and services offered through their established sales and distribution channels. The Company believes that partnerships with companies in the data storage, server, and transmission (bandwidth) industries are the most promising because their customers typically would have use for enhanced streaming services. The Company has entered into partnering arrangements with EMC Corp. (data storage), Oracle (data management) and is seeking a Tier 1 Internet data center to provide distribution (bandwidth) capacity. USA Video promotes the products of its suppliers whenever possible, in exchange for suppliers' promotion of USA Video streaming services.

     The Company is developing an in-house sales force for direct marketing to potential customers, including owners of the Company's hardware systems. The Company also utilizes trade shows as a way to reach potential customers, both directly to market representatives attending shows and through potential strategic partners who may be exhibiting at the shows.

Competition

     USA Video competes in the streaming media delivery market. This market is characterized by rapid growth, converging technologies, and frequent upgrades to new solutions that offer superior advantages. There are numerous vendors in each product and service category, but USA Video believes that only a relatively small number of competitors currently offer a package of consolidated "source-to-destination" services for delivering digital media. USA Video expects that the overall number of competitors providing niche product solutions will increase due to the market's attractive growth potential. On the other hand, the Company expects the number of vendors supplying end-to-end networking solutions will not significantly increase for the foreseeable future due to the technological difficulties and costs in developing complete systems. The market is currently dominated by a small number of larger companies including Real Networks, Microsoft (via its Windows Media Player), Yahoo, Akamai, and several others, some of which offer end-to-end streaming media solutions.

     USA Video believes that the principal competitive factors in the markets in which the Company presently competes and may compete in the future are:

          o    Price;

          o    Product performance;

          o    Time to market;

          o The ability to tailor end-to-end streaming solutions for specific business vertical markets;

          o The ability to provide value-added features such as security and reliability; and

          o    Market presence.

     Most of USA Video's current competitors have, and most potential competitors are expected to have, greater financial, marketing, and technical resources than the Company. The Company also faces competition from customers to whom it is seeking to license its technology, and from suppliers of some of its technology. The Company must cooperate and at the same time compete with these companies. The Company's inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on the Company's business, operating results, and financial condition.

Assembly

     The Company assembles its hardware systems - whether the system is for sale to a customer or for the purpose of supporting streaming media delivery services
- from components manufactured by others. The Company's technical staff specifies, procures, assembles, tests and deploys the various system components according to a precisely developed set of procedures. The Company also consults, on an as-needed basis, with companies that supply the major components of its systems. USA Video's in-house software development team creates programs and configures products to meet a wide variety of individual customer requirements.

Research and Development

     Prior to 1999, USA Video conducted seven years of research and development of its proprietary VoD technology. In 1999, USA Video's focus shifted to marketing and sales of its products and services, with research and development directed primarily at supporting sales and development of Wavelet compression technology. In 2000, the Company devoted substantial resources to development of its StreamHQ(TM) services and began development of its proprietary Wavelet technology.

     The industry in which USA Video competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and frequent new product introductions and enhancements. As a result, the Company's success, in part, depends upon its ability, on a cost-effective and timely basis, to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance. In order to achieve these objectives, the Company's management and engineering personnel work closely with customers to identify and respond to customer needs, as well as with other innovators of inter-networking products. Despite USA Video's efforts, there can be no assurance that it will be able to successfully develop new products to address new customer requirements and technological changes, or that such products will achieve market acceptance.

     In fiscal 2000, 1999, and 1998, the Company's research and development expenditures were approximately $620,212, $93,337 and $24,000, respectively.

Intellectual Property

     USA Video's success is dependent, in part, upon its proprietary technology. The Company generally relies upon patents, trademarks and trade secret laws to establish and maintain its proprietary rights in its technology products and services.

     USA Video applied for a U.S. patent for its Store and Forward VoD technology on February 1, 1990. Corresponding overseas applications were filed in several countries in 1992. USA Video was granted U.S. Patent #5,130,792 in July 1992. In June 2000, the U.S. Patent Office reinstated the patent, which had expired because of an administrative oversight that led to late payment of fees due in 1995.

     In 1999, USA Video was granted patents on its Store and Forward VoD technology in five European countries: England, France, Germany, Italy and Spain. The technological characteristics of the European Patents are based on the U.S. Patent, covering systems for transmitting video programs to remote locations over a switched telephone network, and are similar in scope to the U.S. patent claims. Additional applications are pending in Canada and Japan.

     There can be no assurance that USA Video's current or future patents, if any, will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to the Company. In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect USA Video's technology. In addition, the laws of some foreign countries may not permit the protection of USA Video's proprietary rights to the same extent as do the laws of the United States. USA Video intends to enforce its proprietary rights through the use of licensing agreements and, when necessary, litigation. Although USA Video believes the protection afforded by its patents, patent applications, and trademarks has value, the rapidly changing technology in the video transmission industry makes the Company's future success dependent primarily on the innovative skills, technological expertise, and management abilities of its employees rather than on patent and trademark protection.

Employees

     As of March 26, 2001, the Company employed 22 people, including its three senior executive officers, 11 technology personnel, four finance and administration personnel, and four sales and marketing personnel. The Company considers the relationships with its employees to be good. The Company has not experienced any work stoppages.

     Competition for technical personnel in the industry that USA Video competes is intense. The Company's future success will depend, in part, on its continued ability to hire, assimilate, and retain qualified personnel. To date, USA Video believes it has been successful in recruiting qualified employees, but there is no assurance that the Company will continue to do so in the future.

Risk Factors

     Set forth below and  elsewhere  in this Report are risks and  uncertainties
that  could  cause  actual  results  to  differ   materially  from  the  results
contemplated by the forward-looking statements contained in this Report.

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE ITS BUSINESS AND PROSPECTS.

     USA Video has a very limited operating history. The Company has made only limited sales of its products and services and was in the development stage through December 31, 1999. USA Video's business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as streaming media. Some of these risks relate to the Company's ability to:

          o maintain or develop relationships with suppliers and marketing partners;

          o continue to expand its customer base and generate repeat business from existing customers;

          o continue to develop and upgrade its technology, products and services;

          o    provide  superior  customer  service;

          o    respond to  competitive  developments;  and

          o    retain and motivate qualified personnel.

THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES; IT EXPECTS TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

     To date, USA Video has not been profitable, has not generated significant revenue from operations, and has incurred substantial losses. For the year ended December 31, 2000, USA Video had a net loss of $4,661,652. As of December 31, 2000, the Company had an accumulated deficit of $25,302,482 and a working capital deficit of $404,644. The Company intends to continue to expend significant financial and management resources on the development of its proposed products and services, and other aspects of its business. As a result, the Company expects operating losses and negative cash flows to increase for the foreseeable future. Consequently, USA Video will need to significantly increase its revenues to achieve and maintain profitability. The Company may be unable to do so. If USA Video's revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, it may never achieve profitability. Because of factors discussed in this paragraph, USA Video's auditors, in their report on the Company's financial statements, have expressed substantial doubt concerning the Company's ability to continue as a going concern.

IF USA VIDEO IS UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IT MAY NOT BE ABLE TO REMAIN IN BUSINESS.

     USA Video requires substantial working capital to fund its business. The Company has had significant operating losses and negative cash flow from operations since inception of its current business and expects to continue to do so for the foreseeable future. The Company's capital requirements will depend on several factors, including the rate of market acceptance of its products and services, the ability to establish and expand a client base and the growth and effectiveness of its sales and marketing efforts. USA Video estimates it will require from $3.0 to $3.5 million in financing to meet its working capital needs over the remainder of 2001 and substantial additional financing thereafter. Further, if capital requirements vary materially from those currently planned, the Company may require additional financing. The Company has no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

THE COMPANY'S OPERATING RESULTS IN FUTURE PERIODS ARE EXPECTED TO BE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH WOULD LIKELY AFFECT THE TRADING PRICE OF ITS COMMON SHARES.

     USA Video's quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of its control. Some of these factors include:

          o    its ability to attract and retain customers;

          o the introduction of new video transmission services or products by others;

          o    price competition;

          o the continued development of and changes in the streaming media market;

          o its ability to remain competitive in its product and service offerings;

          o    its ability to attract new personnel; and

          o    U.S. and foreign regulations relating to the Internet.

     As a result of the factors listed above, and others, period-to-period comparisons of USA Video's operating results may not be meaningful in predicting its future performance. It is possible that the Company's operating results will not meet market expectations in some future quarter or quarters, which would likely result in a significant decline in its stock price.

THE STREAMING MEDIA BUSINESS IS HIGHLY COMPETITIVE, AND USA VIDEO'S FAILURE TO COMPETE SUCCESSFULLY WOULD LIMIT ITS ABILITY TO RETAIN AND INCREASE ITS MARKET SHARE.

     The streaming media market is new, rapidly evolving and extremely competitive. The Company expects competition to intensify in the future. The Company competes with companies that provide all or certain aspects of the Company's services, including other streaming media providers, content encoders, video production companies, Internet data management companies, and others, and expects that additional competition in the future will be provided by those types of providers and others. The Company's current market share is insignificant.

     The video streaming market is currently dominated by a small number of larger companies, including Real Networks, Microsoft, Yahoo, Akamai and several others, some of which offer source-to-destination streaming media solutions. Most of USA Video's current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than the Company. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

     USA Video may not be able to compete successfully against current and future competitors, and any inability to do so could decrease its revenues, contribute to the Company not achieving profitability and adversely affect is ability to establish, maintain and increase its market share.

THE MARKET FOR USA VIDEO'S PRODUCTS AND SERVICES IS RELATIVELY NEW AND IS EVOLVING, AND THE COMPANY'S SUCCESS WILL DEPEND ON ITS ABILITY TO ADAPT TO CHANGING MARKET CONDITIONS.

     USA Video's future financial performance will depend in large part on the growth in demand for its streaming media services and products. This market is new and emerging, is rapidly evolving, is characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for the Company's products and services is subject to a high level of uncertainty. Because the market for the Company's products is evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. There can be no assurance that a significant market for the Company's products will develop, or that it will develop at an acceptable rate or that new competitors will not enter the market. In addition, even if a significant market develops for such products, there can be no assurance that the Company's products will be successful in such market. If a significant market fails to develop, develops more slowly than expected or attracts new competitors, or if USA Video's products do not achieve market acceptance, the Company's business prospects, financial condition and results of operations will be materially adversely affected.

USA VIDEO IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, WHICH COULD RENDER THE COMPANY'S PRODUCTS AND SERVICES OBSOLETE.

     USA Video's future success will depend in part on its ability to offer products and services that incorporate leading technology and address the increasingly sophisticated and varied needs of its current and prospective customers. The Company's market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Future advances in technology may not be beneficial to or compatible with USA Video's business. In addition, the Company may not be able to incorporate technological advances into its products and services in a cost-effective and timely basis. Keeping pace with the technological advances may require substantial expenditures and lead time, particularly with respect to acquiring updated hardware and infrastructure components of its systems. The Company may require additional financing to fund such acquisitions. Any such financing may not be available on commercially reasonably terms, if at all, when needed.

USA VIDEO IS DEPENDENT UPON VENDORS AND OTHER THIRD PARTY SERVICE PROVIDERS, AND WILL BE COMPETING WITH SOME OF THESE COMPANIES.

     USA Video is, and will continue to be dependent on vendors and other providers to supply the hardware, software and co-location resources that comprise the Company's products and services. The Company has no long-term or exclusive contracts or arrangements with any of these vendors or providers. The Company cannot be certain that its current and proposed vendors and service providers will continue to do business with the Company, or that it will be able to establish relationships with new vendors and service providers, if necessary. If the Company is unable to establish and maintain satisfactory relationships and arrangements with these third parties, the Company's business could be harmed. In addition, USA Video will be dependent upon its third party vendors and other suppliers to adequately test their products before release, and to provide support for the products after delivery. The failure of any of these third party providers to do so could have a material adverse effect on USA Video's business.

     Further, USA Video currently competes with, and expects to compete with in the future, providers of some of its technology or system components. USA Video's inability to, at the same time, effectively cooperate and compete with these companies could harm its business.

IF USA VIDEO DOES NOT CONTINUOUSLY IMPROVE ITS TECHNOLOGY IN A TIMELY MANNER, ITS PRODUCTS COULD BE RENDERED OBSOLETE.

         The markets for USA Video products and services are characterized by:

          o    rapidly changing technology;

          o    evolving industry standards;

          o    frequent new product and service introductions; and

          o    changing customer demands.

     These changes and developments may render the Company's products and technologies obsolete in the future. As a result, the Company's success depends on its ability to adapt to these changes, particularly to develop or adapt products and services or to acquire new products and services that can compete successfully. There can be no assurance that USA Video will be successful in these efforts.

USA VIDEO'S SERVICES ARE COMPLEX AND THE COMPANY MAY NOT BE ABLE TO PREVENT DEFECTS THAT COULD DECREASE THEIR MARKET ACCEPTANCE, RESULT IN PRODUCT LIABILITY OR HARM ITS REPUTATION.

     USA Video's streaming media products services are complex, and the steps the Company takes to ensure that they are free of errors or defects, particularly when first introduced or when new versions or enhancements are released, may not be successful. USA Video cannot guarantee that current versions or enhanced versions or its products will be free of significant software defects or bugs. Despite the Company's testing, and testing by its third-party vendors and providers, current or future products may contain serious defects. Serious defects or errors could result in lost revenue or a delay in market acceptance of the Company's products and could seriously harm its business and operating results. Errors in its products may be caused by defects in third-party hardware or software incorporated into its products. If so, the Company may be unable to fix these defects without the cooperation of these third-party providers. Because these defects may not be as significant to these providers as they are to USA Video, the Company may not receive the rapid cooperation that it may require. Errors, defects or other performance problems with the Company's products could also harm its customers' businesses or result in potential product liability claims. Even if unsuccessful, a product liability claim brought against USA Video would likely be time-consuming, costly and harmful to its reputation. Nor can there be any assurance that the Company's product liability insurance coverage will be sufficient to satisfy any successful claim.

USA VIDEO'S BUSINESS WILL BE HARMED IF IT FAILS TO MANAGE ITS GROWTH AND EXPANSION.

     USA Video must manage its growth effectively in order to successfully sell its products and services and achieve revenue growth and profitability in a rapidly evolving market. USA Video has expanded its operations substantially since inception of its current business. The Company anticipates continued expansion of its operations to pursue existing and potential market opportunities. USA Video's rapid growth has placed and will continue to place significant demands on its management and operational resources. To be successful, the Company will need to:

          o    implement additional management information systems;

          o    improve its operational, financial and management controls;

          o    hire, train and retain new employees; and

          o    coordinate its  executive,  engineering,  professional  services,
               accounting,    finance,    marketing,    sales   and   operations
               organizations.

     USA Video's growth has resulted, and any future growth will result, in increased responsibilities for management personnel, some of whom have been employed by the Company for relatively short periods of time.

     In addition, USA Video may not adequately anticipate all the demands that growth may impose on its systems, procedures and organizational structure. Any failure to anticipate and respond adequately to these demands or manage its growth effectively would harm its business.

ANY LOSS OF THE COMPANY'S PERSONNEL OR INABILITY TO ADD NEW PERSONNEL COULD HARM THE COMPANY'S BUSINESS.

     USA Video's future success depends significantly on the continued services and performance of its senior management. The Company's performance also depends on its ability to retain and motivate its other key personnel. The loss of the services of any member of USA Video's senior management team or other key employees could cause significant disruption in the Company's business. USA Video has no long-term employment agreements with senior management and does not currently maintain any "key person" life insurance. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, sales and marketing and customer service personnel. Competition for such personnel is intense, and USA Video may not successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary personnel could impede the Company's future success.

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF USA VIDEO'S REVENUE, IF IT LOSES A MAJOR CUSTOMER, ITS REVENUE COULD SUFFER.

Three customers accounted for approximately 82% of USA Video's revenue for the year ended December 31, 2000, and one of those customers accounted for 44% of revenues for that year. The Company expects a small number of customers will continue to account for a substantial portion of its revenue for the foreseeable future. USA Video's inability to increase the number of its customers or the loss of any one major customer could limit the Company's ability to maintain or increase its market share, or could cause revenue to drop quickly and unexpectedly.

USA VIDEO'S BUSINESS MAY SUFFER IF IT CANNOT PROTECT ITS INTELLECTUAL PROPERTY.

     USA Video seeks to protect its proprietary rights through a combination of patents, trade secret and trademark laws, confidentiality procedures and contractual provisions with employees and third parties. Despite its efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or obtain and use information that it considers as proprietary. Litigation may be necessary to enforce USA Video's intellectual property rights, to protect its trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm USA Video's business and operating results.

USA VIDEO'S PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, CAUSE IT TO INCUR SIGNIFICANT COSTS OR PREVENT IT FROM LICENSING ITS PRODUCTS.

     Other companies, including USA Video's competitors, may have or obtain patents or other proprietary rights that would prevent, limit or interfere with the Company's ability to make, use or license its products. The Company cannot be certain that its products do not and will not infringe patents or other proprietary rights of others. USA Video may be subject to legal proceedings, including claims of alleged infringement by it of the intellectual property rights of third parties. If a successful claim of infringement is brought against USA Video and it fails to or is unable to license the infringed technology on commercially reasonable terms, the Company's business and operating results could be significantly harmed. Companies in the technology market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Although USA Video is not currently subject to any litigation or claims, any future claims, whether or not valid, could result in substantial costs and diversion of resources with no assurance of success. Intellectual property litigation or claims could force USA Video to do one or more of the following:

          o cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

          o    obtain a license  from the holder of the  infringed  intellectual
               property   right,   which   license  may  not  be   available  on
               commercially reasonable terms, or at all; or

          o    redesign it products or services.

         If USA Video is forced to take any of these actions, its business could be substantially harmed.

USA VIDEO'S INFRASTRUCTURE AND SYSTEMS ARE SUSCEPTIBLE TO NATURAL DISASTERS AND OTHER UNEXPECTED EVENTS, AND THE OCCURRENCE OF ANY OF THESE EVENTS COULD AFFECT ITS ABILITY TO OPERATE ITS BUSINESS.

USA Video's video streaming services will be provided, in large part, from its offices located in southeastern Connecticut. A major equipment failure or a natural disaster affecting this location could impair the Company's ability to operate its business, which could also severely disrupt its operations. USA Video currently does not have a formal disaster recovery plan or an alternative provider of services. Additionally, the Company currently does not carry business interruption insurance to compensate it for any losses that it may sustain.

USA VIDEO'S SHARE OWNERSHIP IS CONCENTRATED IN CERTAIN SHAREHOLDERS, WHICH COULD MAKE MORE DIFFICULT OR PREVENT A CHANGE IN CONTROL OR OTHER TRANSACTIONS.

     The interest of management could conflict with the interest of USA Video's other shareholders. USA Video's executive officers, directors and principal shareholders beneficially own, assuming the exercise of all options and warrants held by them, an aggregate of 18.58% of the Company's outstanding common shares. As a result, these shareholders will be able to exercise greater control over all matters requiring shareholder approval than other shareholders, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of USA Video, and make some transactions more difficult or impossible without the support of these shareholders, including proxy contests, mergers, tender offers, and open-market share purchase programs that could give the Company's shareholders the opportunity to realize a premium over the then-prevailing market price for the common shares, which in turn could reduce the market price of the Company's shares.

USA VIDEO'S SUCCESS DEPENDS ON THE CONTINUED GROWTH IN DEMAND FOR E-BUSINESS APPLICATIONS.

     USA Video's primary business strategy involves the development of products and services that enable users to transmit video over the Internet. As a result, its future sales and any future profits will be substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of business by consumers and businesses. To be successful, consumers and businesses that historically have used traditional means of commerce to transact business must continue to accept and utilize the Internet as a medium for conducting business and exchanging information. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support and privacy concerns. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation could cause the Internet to lose its viability as a commercial medium. If the demand for e-business applications does not grow or grows more slowly than expected, demand for USA Video's products and services would be reduced and its revenue would suffer.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS AND RISKS TO DOING BUSINESS ON THE INTERNET AND COULD HARM THE COMPANY'S BUSINESS.

     USA Video is not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to electronic commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as: user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services.

     Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase its cost of doing business.

     The applicability to the Internet of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for the Company's products and services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

THE COMPANY'S SHARE PRICE HAS BEEN AND COULD BE HIGHLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

     The trading price of the Company's common shares has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors including: variations in quarterly operating results; new products or services offered by the Company or its competitors; conditions or trends in the Internet and online commerce industries; changes in the economic performance and/or market valuations of other Internet and online service companies; and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations, including large price drops in 2000 and 2001, that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the Company's common shares, regardless of the Company's actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

ANTI-TAKEOVER PROVISIONS IN USA VIDEO'S CHARTER DOCUMENTS COULD PREVENT OR DELAY A CHANGE IN CONTROL OF THE COMPANY.

     USA Video's Articles of Continuance and bylaws contain anti-takeover provisions that could discourage, delay or even prevent an acquisition of the Company at a premium price or at all. Any of these provisions might prevent the market price of the USA Video common shares from increasing in response to takeover attempts, and could prevent the Company's shareholders from realizing a premium over the then-prevailing market price for the common shares.

USA VIDEO INTENDS TO ISSUE ADDITIONAL EQUITY SECURITIES, WHICH MAY DILUTE THE INTERESTS OF CURRENT SHAREHOLDERS OR CARRY RIGHTS OR PREFERENCES SENIOR TO THE COMMON SHARES.

     USA Video intends to issue additional equity securities in order to raise working capital. Accordingly, existing shareholders may experience additional dilution of their percentage ownership interest in the Company. In addition, the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company's common shares.

LIMITED   LIABILITY  OF  EXECUTIVE   OFFICERS  AND  DIRECTORS   MAY   DISCOURAGE
SHAREHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

     USA Video's bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder's investment in USA Video may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by USA Video pursuant to the indemnification provisions of the bylaws.

REQUIREMENTS OF THE SEC WITH REGARD TO LOW-PRICED "PENNY STOCKS" MAY ADVERSELY AFFECT THE ABILITY OF SHAREHOLDERS TO SELL THEIR SHARES IN THE SECONDARY MARKET.

     "Penny stocks" are low-priced, and usually highly speculative, stock selling at less than $5.00 per share. USA Video's securities are subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The rule also requires the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable for the transaction, current quotations for the stock, and, if applicable, the fact that it is the sole market maker in the stock. Consequently, the rule may adversely affect the ability of broker-dealers to sell USA Video's securities and may adversely affect the ability of shareholders to sell their shares in the secondary market.

USA  VIDEO  DOES  NOT  ANTICIPATE   PAYING  DIVIDENDS  TO  SHAREHOLDERS  IN  THE
FORESEEABLE FUTURE.

     USA Video has not paid dividends on its common shares and intends, for the foreseeable future, to invest any earnings in the further development of its business. Accordingly, shareholders should not expect to receive any dividends on their shares.

Item 2. Properties.

     USA Video headquarters and executive offices are located in Mystic, Connecticut. USA Video leases 1,547 square feet for an annual base rent of $18,108. The lease expired in 2000, and the Company occupies the facility on a month-to-month basis.

     USA Video leases an additional 1,116 square feet of office space in Mystic, Connecticut at an annual base rent of $20,400. The lease expired in 2000, and the Company occupies the facility on a month-to-month basis.

     USA Video also leases 800 square feet of office space located in Vancouver, British Columbia, on a month-to-month basis at a monthly rent of $1,780.

     USA Video believes that it will require additional space to accommodate its expanding operations. The Company is currently seeking to lease new facilities in the southeastern Connecticut area in which to consolidate the activities of its two present offices in Mystic, Connecticut. The Company believes that adequate space is available in this area at commercially reasonable rates.

Item 3. Legal Proceedings.

     USA Video Interactive Corp. v. William Meyer. On September 1, 2000, the Company instituted an action against William Meyer, the Company's former Chief Operating Officer, in United States District Court, District of Connecticut. The Company's complaint alleges that Mr. Meyer breached his employment agreement with the Company and seeks damages in an undetermined amount, but not less than $350,000, plus interests and costs. Mr. Meyer has filed a counterclaim against the Company alleging breach of his employment agreement and other claims, and seeking damages in an undetermined amount, but not less than $200,000. The Company and Mr. Meyer have reached a settlement in principle, subject to the execution of a written settlement agreement, pursuant to which all claims will be dismissed without the payment of any damages, and the parties will exchange mutual releases.

     USA Video is not a party to any other material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     There is a limited public market for the common shares of the Company. The common shares trade on the Canadian Venture Exchange (under the symbol "US"), and on the NASD OTC Bulletin Board (under the symbol "USVO"). From May 3, 2000 through August 28, 2000, the common shares were traded in the pink sheets published by the National Quotation Bureau.

     The following table shows the high and low sales prices (in Canadian dollars) of the common shares as reported by the Canadian Venture Exchange for the periods indicated.


                            Canadian Venture Exchange
                                  (Symbol "US")

            Quarter                            High                  Low
            -------                            ----                  ---
                                               ($CAN)                ($CAN)

            First Quarter 1999                   .80                    .07
            Second Quarter 1999                 1.83                    .25
            Third Quarter 1999                  1.69                   1.02
            Fourth Quarter 1999                 1.65                    .90
            First Quarter 2000                 15.00                   1.25
            Second Quarter 2000                 6.90                   2.06
            Third Quarter 2000                  5.20                   3.52
            Fourth Quarter 2000                 4.25                    .72



     The following table shows the high and low prices of the common shares on the NASD OTC Bulletin Board (and in the pink sheets for the period May 3, 2000 to August 28, 2000). The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:


                         OTC Bulletin Board/Pink Sheets
                                 (Symbol "USVO")

            Period                               High                  Low
            ------                               ----                  ---
                                                 ($US)                 ($US)

            First Quarter 1999                     .83                   .45
            Second Quarter 1999                   1.28                   .26
            Third Quarter 1999                    1.20                   .25
            Fourth Quarter 1999                   1.094                  .60
            First Quarter 2000                   10.25                   .85
            Second Quarter 2000                   4.969                 1.315
            Third Quarter 2000                    4.35                  2.06
            Fourth Quarter 2000                   2.844                  .375

     As of March 23, 2001, there were 84,325,089 common shares outstanding, held by 1,418 shareholders of record.

     To date, the Company has not paid any dividends on its common shares and does not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

     All sales of securities made by USA Video during the year ended December 31, 2000 that were not registered under the Securities Act have been disclosed in USA Video's reports on Form 10-Q for the periods ended March 30, 2000, June 30, 2000 and September 30, 2000. The sales did not involve the use of an underwriter and no commissions were paid in connection with the sale of any of these securities.

Item 6. Selected Financial Data.

     The following table presents selected historical financial data. The consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1999 and 2000 are derived from USA Video's consolidated financial statements included elsewhere in this report, which have been audited by Amisano Hanson (1998 and 1999) and Goldstein Golub Kessler LLP (2000) independent auditors. The selected financial data should be read in conjunction with USA Video's consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                  December 31,

           Item                    2000               1999               1998              1997                1996

Revenue                        $   638,592        $    20,500                 --                 --                 --

Loss                           ($4,661,652)       ($1,684,468)       ($  981,598)       ($  678,156)       ($  658,983)

Loss per share                 ($      .06)       ($      .03)       ($     0.02)       ($      .02)       ($     0.03)

Total assets                   $ 1,744,071        $   995,351        $   435,232        $   418,354        $   470,553

Long-term obligations                   --                 --                 --                 --                 --

Cash dividends per share                --                 --                 --                 --                 --


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation.

Overview of the Company

     USA Video was a development-stage company from January 1, 1992 to December 31, 1999, during which time it engaged primarily in the development of its end-to-end hardware systems and proprietary Video-on-Demand and Wavelet compression technologies, and had very limited sales. In 2000, the Company made the first substantial sales of its end-to-end systems, and invested heavily in further development of its StreamHQ(TM) streaming media services. USA Video is transitioning its business from hardware sales to the providing of streaming media services and expects that the design and development of the first phase of its StreamHQ(TM) services will be completed during the second or third quarter of 2001. The development of StreamHQ(TM) has involved technology development, hardware and software selection and integration, and the cultivation of partnerships with suppliers and providers of services. The continued development and expansion of the Company's business will require ongoing investment in back-office systems, affiliations with network service providers and others, and increasing technical and sales/marketing staffs.

     As more fully discussed below, in this Management's Discussion section of this Report, the Company has not been profitable, and has not had significant revenues. USA Video cannot predict its revenue levels for the next 12 months, or thereafter, nor when, or if, its operations will become profitable. The Company's expenses will continue to increase as it further develops its technology and StreamHQ(TM) services, and increases its marketing and sales efforts. USA Video will require additional financing, both for the remainder of fiscal 2001 and thereafter, to continue to operate and expand its business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

Results of Operations

Revenues

     Revenues for the year ended December 31, 2000 ("fiscal 2000") were $638,592, compared with $20,500 for the year ended December 31, 1999 ("fiscal 1999"). The Company had no revenues for the year ended December 31, 1998 ("fiscal 1998"). Approximately fifty percent (50%) of revenues for fiscal 2000 were derived from sales of the Company's hardware and software systems and approximately fifty percent (50%) were from provision of engineering services. The Company had three major customers who, in the aggregate, accounted for 82% of total revenues in fiscal 2000, and one customer who accounted for all revenue in fiscal 1999.

Expenses

     Total expenses for fiscal 2000 were $5,291,663, compared with $1,598,826 for fiscal 1999 and $615,817 for fiscal 1998. For fiscal 2000, cost of sales was $393,496, as compared with $19,119 for fiscal 1999.

     Research and development costs for fiscal 2000 were $620,212, as compared to $93,337 for fiscal 1999 and $24,000 for 1998. The increase in fiscal 2000 was due primarily to development work on the Company's new services-based multi-mode rich media streaming solution, StreamHQ(TM), which required increased expenditures for manpower, equipment and software.

     Selling, general and administrative expenses were $2,599,591 for fiscal 2000, as compared with $1,372,928 for fiscal 1999, and $550,836 for fiscal 1998.

Selling, general and administrative expenses consisted of marketing expenses, consulting fees, office, professional fees, and other expenses to execute the Company's business plan and for day-to-day operations. The substantial year-to-year increases resulted from the Company's increased efforts to bring products to market. The primary components of the increases were:

          o a $496,743 increase in fiscal 2000, and a $212,590 increase in fiscal 1999, in marketing expenses, as the Company hired additional staff and engaged in marketing activities to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers;

          o    increases of $326,098  (fiscal  2000) and $239,644  (fiscal 1999)
               for administrative wages and salaries and other office expenses; and

          o a $221,231 increase in professional fees in fiscal 2000, as the Company, in connection with becoming a reporting issuer in the United States, required increased levels of accounting and legal services.

     Additional expenses included depreciation and amortization of $224,581 for fiscal 2000, compared to $113,362 for fiscal 1999 and $40,981 for fiscal 1998, as the Company added machinery and equipment necessary for the development of new products and services. Non-cash compensation charges for fiscal 2000 were $1,453,783, due mostly to issuance of common shares and common share warrants to the Company's officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance. Because the rules of the Canadian Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

     Other increases in expenses included rent, as headquarters office space was expanded, and travel and promotional expenses incurred in attending trade shows and meeting with suppliers and potential customers.

     As the Company expands its business, its product development, sales and marketing, and general and administrative expenses will continue to increase. Product development expenses will increase as the Company adds engineering personnel to its technology and Web development teams, and as its new technologies are integrated into its product line. Sales and marketing expenses will increase as the Company adds business development, sales, and marketing personnel to build business relationships and brand awareness. Advertising and public relations expenses also will increase as the Company grows its business. General and administrative expenses will increase as the Company continues to build its management infrastructure, including additional personnel, office space and internal information systems.

Net Losses

     To date, the Company has not achieved profitability and expects to incur substantial losses for the foreseeable future. The Company's net loss for fiscal 2000 was $4,661,652, compared with a net loss of $1,684,468 for fiscal 1999, and $981,598 for fiscal 1998.

Liquidity and Capital Resources

     At December 31, 2000, the Company's cash position was $231,197, a decrease of $186,469 from December 31, 1999. The Company had a working capital deficit of $404,644 and an accumulated deficit of $25,302,482 at December 31, 2000.

     The Company's principal source of cash during fiscal 2000 was proceeds of $3,362,136 received upon exercise of options and warrants and from private placements of its equity securities. This was offset by $2,858,616 of cash used in operating activities and $689,989 for purchase of equipment.

     The Company has historically satisfied its capital needs primarily by issuing equity securities to its officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During fiscal 2000, the Company completed two private placements, resulting in gross proceeds to the Company of $2,260,000.

     In the first offering, the Company sold 190,000 units, each consisting of one common share and one warrant to acquire an additional share at $4.00 per share by January 26, 2002, at $4.00 per unit, for total proceeds of $760,000. In the second offering, the Company sold 1,000,000 units at $1.50 per unit for $1.5 million in proceeds. Each unit consisted of one (1) common share and one (1) share purchase warrant to purchase one (1) common share at $1.50 per share, exercisable until July 20, 2002.

     The Company also received proceeds of $1,102,136 from the exercise of outstanding options and warrants in fiscal 2000.

     The Company's independent accountants, in their report accompanying the Company's audited financial statements at and for the year ended December 31, 2000, have stated that there are substantial doubts about the Company's ability to continue as a going concern. As of December 31, 2000, the Company had $231,197 in cash. In March 2001, the Company received proceeds of $1,350,000 from a private placement of common shares and warrants, which funds are sufficient to fund current operations through mid-year. The Company will require an additional $3.0 million to $3.5 million to finance operations for the rest of fiscal 2001 and intends to obtain such financing through sales of its equity securities. The threat to the Company's ability to continue as a going concern will be removed only when revenues have reached a level that sustains the Company's business operations.

     Assuming the aforementioned $3.0 million to $3.5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of the Company's securities. Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $5.0 million to $6.0 million for fiscal 2002. The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     USA Video believes its exposure to overall foreign currency risk is not material. USA Video does not manage or maintain market risk sensitive instruments for trading or other purposes and is not exposed to the effects of interest rate fluctuations as it does not carry any long-term debt.

     USA Video reports its operations in US dollars and its currency exposure, although considered by USA Video as immaterial, is primarily between the US and Canadian dollars. Exposure to other currency risks is also not material as international transactions are settled in US dollars. Any future financing undertaken by USA Video will be denominated in US dollars. As USA Video increases its marketing efforts, the related expenses will be primarily in US dollars. In addition, 90% of USA Video's bank deposits are in U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

     The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-18 of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     In a current report on Form 8-K dated February 2, 2001, USA Video reported that on February 2, 2001, it engaged Goldstein Golub Kessler LLP to replace Amisano Hanson as the Company's auditors. There have been no transactions or events required to be reported pursuant to Item 304 (b) of Regulation S-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of USA
Video:

          Name                Age                      Position                     Period of Service

Edwin Molina                  45    Director, Chief Executive Officer and President      Since 1998

Anton J. Drescher (1)         44    Director, Chief Financial Officer and Secretary      Since 1994

Anthony J. Castagno (1)       51    Director and Executive Vice President                Since 2000

Robert D. Smith Jr.           50    Chief Operating Officer                              Since 2000

Kent Norton                   41    Chief Information/Chief Technical Officer            Since 2000

Matthew W. Kinnaman           40    Vice President, Strategic Innovation                 Since 2000


(1) Member of the Audit Committee

     Anton Drescher, Edwin Molina, Anthony Castagno, and Daniel Sciro were elected directors of USA Video in June 2000. Mr. Sciro resigned as an officer and director on February 12, 2000, and as of March 23, 2001, a successor had not been appointed. Each director will serve until the next annual meeting of shareholders and his successor is elected and qualified.

Executive Officers and Directors of the Company:

Edwin Molina - President, Chief Executive Officer and Director

     Mr. Molina served as a Senior Administrator with USA Video from June 1992 to June 30, 1998, when he was appointed President, Chief Executive Officer and a director. Mr. Molina was also a Senior Administrator with Adnet USA LLC, a private California company involved in Internet advertising, from May 1996 to June 1998.

Anton J. Drescher - Chief Financial Officer, Secretary and Director

     Mr. Drescher has been Chief Financial Officer of USA Video since December 1994. He has also been a director and Secretary/ Treasurer of Future Link Systems Inc. a public company listed on the Canadian Venture Exchange, which was involved in the development of compression technology since 1997. Director and Secretary/Treasurer of IQuest Networks Inc. (formerly Interlink Systems Inc. and Glassmaster Industries, Inc.), a public company listed on The Canadian Venture Exchange ("CDNX") involved in digital audio distribution since 1996; President of Westpoint Management Consultants Limited, a private company engaged in tax and accounting consulting for business reorganizations since 1979; President of Harbour Pacific Capital Corp., a private British Columbia company involved in regulatory filings for businesses in Canada, since 1998; and, since 1991, a director and President of International Tower Hill Mines Limited, a public British Columbia company listed on the CDNX and involved in mineral exploration. Mr. Drescher has been a Certified Management Accountant since 1981.

Anthony J. Castagno - Executive Vice President and Director

     Mr. Castagno joined USA Video in 1999 as a Vice President. In April, 2000, he was appointed Executive Vice President and in June, 2000, was elected a Director of USA Video. Mr. Castagno is also President of The Rowe Group, an independent consulting firm specializing in marketing, investor and media relations, which he founded in 1997. Prior to founding The Rowe Group, Mr. Castagno headed a three-state public relations and marketing organization for approximately 17 years for Northeast Utilities, a large public utility in the northeastern U.S.

Robert D. Smith, Jr. - Chief Operating Officer

     Mr. Smith joined USA Video in August 2000 as Chief Operating Officer. Mr. Smith was formerly a vice president at Sonalysts Inc., of Waterford,
Connecticut, where, for 22 years, he helped build the company into a $50 million, nearly 500-person international e-business, multimedia, software and engineering corporation. Mr. Smith graduated with distinction from the U.S. Naval Academy, where he was a Trident Scholar and earned a B.S. degree in oceanography and engineering. He served in a variety of officer positions in thenuclear submarine Navy prior to leaving active duty. Concurrent with his employment at Sonalysts, Inc. he continued to serve in the Naval Reserve, having recently retired with the rank of Captain.

Kent Norton - Chief Information/Chief Technical Officer

     Mr. Norton joined USA Video in May 2000 as Chief Information Officer, and in addition, was appointed Chief Technical Officer in September 2000. From January 2000 to June 2000, Mr. Norton was Director of Technology and Information Systems with beenz.com, which was creating a universal, incentive-based currency for on-line merchants. Mr. Norton was employed by Computer Sciences Corporation from 1996 to January 2000, and from 1991 to 1994. His last position at Computer Sciences Corporation was senior manager, where he was responsible for the design of a global technical support infrastructure for the company's "help desks" around the world. From 1994 to 1996, Mr. Norton held a senior technology position with Sonalysts, Inc. Mr. Norton holds a Bachelor of Science degree in Civil & Structural Engineering from the University of Cincinnati.

Matthew W. Kinnaman - Vice President, Strategic Innovation

     Mr. Kinnaman joined USA Video in May 2000 as Vice President of Strategic Innovation. From April 1998 to March 2000, Mr. Kinnaman was employed at Gilder Technology Group, which, with Forbes Magazine, co-publishes George Gilder's investment strategy newsletter, the Gilder Technology Report. While at Gilder Technology Group, Mr. Kinnaman was Editorial Director of Conferences, Director of Research and Communication, Director of Business Development and Associate Editor. From 1990 to 1998, Mr. Kinnaman was Director of Development and ProgramDirector for New England Keswich, Inc., a non-denominational Christian camp.

     There is no family relationship among any of the Company's executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares. The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2000.

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2000, the Company's officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except as follows:

1. Mr. Molina failed to file a Form 4 with respect to: (i) his disposition of 15,000 common shares in eight transactions in May 2000; (ii) his disposition of 35,000 common shares in 11 transactions in June 2000; (iii) his acquisition from the Company of 200,000 common shares and of warrants to purchase 200,000 common shares in August 2000; (iv) his disposition of 10,000 common shares in two transactions, and his acquisition of 875,000 common shares upon the exercise of warrants, in September 2000; and (v) his acquisition of 650,000 common shares upon the exercise of warrants in October 2000. Mr. Molina failed to file a timely Form 5 with respect to the transactions described above. Mr. Molina filed a Form 5 in March 2001 with respect to such transactions.

2. Mr. Smith failed to file a timely Form 3 with respect to his ownership of securities of the Company in August 2000, upon becoming an executive officer. Mr. Smith failed to file a timely Form 5 with respect to his acquisition in December 2000, of options to purchase 200,000 common shares at $1.00 per share. Mr. Smith filed a Form 3 and a Form 5 in March 2001, and an amended Form 5 in March 2001, with respect to his initial ownership and the acquisition transaction.

3. Mr. Norton failed to file a timely Form 5 with respect to: (i) his acquisition in September 2000 of options to purchase 25,000 common shares at $3.35 per share; (ii) his acquisition in December 2000 of options to purchase 100,000 common shares at $1.00 per share; and (iii) the repricing, in December 2000 of options to purchase 100,000 common shares from $2.00 to $1.00 per share. In addition, Mr. Norton failed to file a Form 4 with respect to his acquisition in September 2000 of 25,000 common shares pursuant to the exercise of a previously granted stock option. Mr. Norton filed a Form 5 and an amended Form 5 in March 2001 with respect to these transactions.

4. Mr. Kinnaman failed to file a Form 4 with respect to: (i) his acquisition by gift of 10,000 common shares in May 2000; (ii) his sales of 2,000 common shares in one transaction in June 2000; and (iii) his sales of 8,000 common shares in two transactions in September 2000, and a timely Form 5 with respect to the repricing in December 2000 of options to purchase 100,000 common shares from $2.00 to $1.00 per share. Mr. Kinnaman filed a Form 5 in March 2001 with respect to these transactions.

Item 11. Executive Compensation.

     The following table sets forth compensation awarded to, earned by or paid to USA Video's Chief Executive Officer (CEO), and to other persons serving as executive officers of the Company as of December 31, 2000, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

                                                                                  Long-Term Compensation
                                                                 --------------------------------------------------
                          Summary Compensation Table                       Awards                    Payouts
                             Annual Compensation                 ---------------------------  ---------------------
    Name and    ------------------------------------------------    Restricted   Securities
    Principal                                       Other Annual     Stock        Underlying     LTIP     All Other
    Position    Year     Salary         Bonus       Compensation     Award(s)     Options/SARs  Payouts  Compensation
    ----------  ------ ------------   ------------  ------------   ------------  -------------  -------  ------------
                           $              $              $              $              $           $           $
                      ------------------------------------------------------------------------------------------------

Molina,         2000   $ 128,361         -0-        $ 500,000(4)       -0-              -0-       -0-         -0-
Edwin           1999   $ 120,999(1)      -0-        $ 200,665(5)       -0-        1,200,000       -0-         -0-
(CEO)           1998   $  60,500(1)      -0-        $   3,172(6)       -0-        1,300,000       -0-         -0-

Drescher        2000   $ 120,000(2)      -0-        $ 500,000(7)       -0-          200,000       -0-         -0-
Anton,          1999   $ 120,000(2)      -0-        $ 159,665(8)       -0-        1,000,000       -0-         -0-
(CFO)           1998   $  77,270(2)      -0-        $   3,172(9)       -0-        1,000,000       -0-         -0-

Castagno,       2000   $ 125,722         -0-        $ 125,000(10)      -0-        1,100,000       -0-         -0-
Anthony (EVP)   1999   $ 120,000(3)      -0-        $ 194,300(11)      -0-          250,000       -0-         -0-


(1) Represents consulting fees paid to Mr. Molina for his services as an executive officer of the company.

(2) Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for his services as an executive officer of the Company.

(3) Represents consulting fees paid to Mr. Castagno for his services as an executive officer of the Company.

(4) In July 2000, Mr. Molina purchased 200,000 units (each comprised of one common share and one warrant to acquire one common share at $1.50 per share) at $1.50 per unit. This compensation resulted from the difference between the $1.50 purchase price and the $1.50 warrant exercise price and the fair market price of $2.75 of the common shares on the date of issuance of the units.

(5) From February through May, 1999, Mr. Molina exercised stock options for an aggregate of 800,000 shares at an exercise price of $.067 per share, resulting in compensation of $200,665.

(6) From May through December, 1998, Mr. Molina exercised stock options for an aggregate of 750,000 common shares at an exercise price of $.067 per share, resulting in compensation of $4,177.

(7) In July 2000, Mr. Drescher purchased 200,000 units (each comprised of one common share and one warrant to acquire one common share at $1.50 per share) at $1.50 per unit. This compensation resulted from the difference between the $1.50 purchase price and the $1.50 warrant exercise price and the fair market price of $2.75 of the common shares on the date of issuance of the units.

(8) From February through June 1999, Mr. Drescher exercised stock options for an aggregate of 1,000,000 common shares at an exercise price of $.067 per share, resulting in compensation of $147,800. In 1999, Mr. Drescher received interest totalling $12,965 on loans made to USA Video.

(9) In January 1998, Mr. Drescher exercised stock options for 500,000 common shares at an exercise price of $.067 per share, resulting in compensation of $10,050. In 1998, Mr. Drescher received interest totalling $24,379 on loans made to USA Video.

(10) In July 2000, Mr. Castagno purchased 50,000 units (each comprised of one common share and one warrant to acquire one common share at $1.50 per share) at $1.50 per unit. This compensation resulted from the difference between the $1.50 purchase price and the $1.50 warrant exercise price and the fair market price of $2.75 of the common shares on the date of issuance of the units.

(11) In July 1999, Mr. Castagno exercised stock options for 250,000 common shares at an exercise price of $.067 per share, resulting in compensation of $194,300.

         The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended December 31, 2000.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                       Potential Realizable Value at
                                                                                       Assumed Annual Rate of Stock
                                Individual Grants                                   Price Appreciation for Option Term
                                --------------------------------------------------------------------------------------
                     Number of     % of Total               Market
                     Securities   Options/SARs              Price on
                     Underlying    Granted to    Exercise   Date of
                   Options/ SARs  Employees in    Price      Grant     Expiration      0%         5%        10%
                     Granted      Fiscal Year(1) ($/Share) ($/Share)     Date         ($)         ($)       ($)
                   -----------------------------------------------------------------------------------------------
Molina, Edwin          -0-          -0-             -0-        -0-          -0-         -0-         -0-        -0-
Drescher, Anton    200,000         4.59%         $ 1.00     $  .83     12/12/02         -0-         -0-        -0-
Castagno,          300,000          -0-          $ 5.00     $ 5.56      2/17/02    $168,000    $200,970   $236,280
Anthony            100,000        25.23%         $ 2.00     $ 2.10      6/16/02    $ 10,000    $ 16,275   $ 23,100
                   700,000          -0-          $ 1.00     $  .83     12/12/02         -0-         -0-        -0-

(1)  A total of 4,360,000 stock options were granted to employees in 2000.

     The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2000 and stock options held at year end.

     Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values

                                                                  Number of Securities       Value of Unexercised
                                                                 Underlying Unexercised          In-the-Money
                                                                     Options / SARs             Options / SARs
                                                                     at FY-End (#)              At FY-End ($)-
--------------------------------------------------------------------------------------------------------------------
                         Shares Acquired on    Value Realized         Exercisable/               Exercisable/
Name                        Exercise (#)            ($)              Unexercisable             Unexercisable(1)
--------------------------------------------------------------------------------------------------------------------
Molina, Edwin                   -0-                 -0-              1,200,000 / 0                N/A(2) / $0

Drescher, Anton                 -0-                 -0-              1,200,000 / 0                N/A(3) / $0

Castagno, Anthony               -0-                 -0-              1,100,000 / 0                N/A(4) / $0


(1) On December 31, 2000, the average of the high and low bid prices of the common shares on the OTC BB was $.46 (the "December 31, 2000 OTC BB bid price").

(2) Mr. Molina's 1,200,000 options, with an exercise price of $1.00, were not in the money based on the December 31, 2000 OTC BB bid price.

(3) Mr. Drescher's 1,200,000 options, with an exercise price of $1.00, were not in the money based on the December 31, 2000 OTC BB bid price.

(4) Mr. Castagno's 1,100,000 options with an exercise prices of (300,000 @ $5.00, 100,000 @ $2.00 and 700,000 @ $1.00) were not in the money based on the December 31, 2000 OTC BB bid price.

Compensation of Directors

         Directors receive no compensation for their service as such.

Employment Contracts

     USA Video does not have an employment contract with Mr. Molina or any other Named Executive Officer. The Company has no obligation to provide any compensation to Mr. Molina or any other Named Executive Officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control.

     USA Video may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering its Executive Officers and Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of March 23, 2001, the number of outstanding common shares of USA Video beneficially owned by (i) each person known to USA Video to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

         Name                                              Shares Owned         Percentage of Class
----------------------------------------------------------------------------------------------------
Edwin Molina                                               5,957,924 (1)              6.91%

Anton J. Drescher                                          6,786,885 (2)              7.87%

Anthony J. Castagno                                        2,716,700 (3)              3.18%

All Executive Officers & Directors
 as a Group [six persons]                                 16,736,509 (4)             18.58%


(1) Includes 1,200,000 shares underlying options and 660,000 shares underlying warrants that are currently exercisable. Mr. Molina's address is 70 Essex Street, Mystic, Connecticut.

(2) Includes 1,200,000 shares underlying options and 730,000 shares underlying warrants that are currently exercisable. Mr. Drescher's address is 70 Essex Street, Mystic, Connecticut.

(3) Includes 1,100,000 shares underlying options and 100,000 shares underlying warrants. Mr. Castagno's address is 70 Essex Street, Mystic, Connecticut.

(4)  Includes   4,225,000  shares   underlying   options  and  1,530,000  shares
     underlying warrants.

Item 13. Certain Relationships and Related Transactions.

     In 2000, the Company paid consulting fees of $120,000 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, in consideration of Mr. Drescher's services as an executive officer of the Company.

          In April 2000, the Company issued 190,000 units, each consisting of one common share and one warrant to purchase a common share at $4.00 per share, for a purchase price of $4.00 per unit, to the following officers and directors of the Company: Edwin Molina (50,000 units); Anton J. Drescher (30,000 units); Daniel Sciro (a former officer and director) (60,000 units); and Ronald Patton (a former officer) (30,000 units).

     In July 2000, USA Video completed a private placement of 1,000,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $1.50 per share) for $1.50 per unit, of which 430,031 units were sold to outside investors and 569,699 units were sold to officers, directors, and employees of the Company and their affiliates. Because the rules of the Canadian Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $2.75 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, and their affiliates, in the amounts indicated: Edwin Molina (200,000 units); Anton J. Drescher (200,000 units); Anthony J. Castagno (50,000 units); Daniel Sciro (a former officer and director) (10,000 units); and Linda Drescher (the wife of Anton Drescher) (32,699 units).

     In March 2001, USA Video completed a private placement of 2,500,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $.66 per share) for $.54 per unit, of which 1,585,000 units were sold to outside investors and 915,000 units were sold to officers, directors, and employees of the Company. Because the rules of the Canadian Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $.84 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (250,000 units); Anton J. Drescher (400,000 units); Anthony J. Castagno (50,000 units); and Robert Smith (40,000 units).

                                     PART IV

Item 14. Exhibits, Financial Statements to Shareholders and Reports on Form 8-K.

(a)(1)   Financial Statements
         Independent Auditors' Reports
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Comprehensive Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

(a)(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto included in this Report.

(b)      Reports on Form 8-K

     The registrant did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this Report.

c)  Exhibits

3.1 Articles of Continuance (Wyoming) filed February 16, 1995 (incorporated by reference from Exhibit 3.1 to the registrant's Form 10).

3.2 Articles of Amendment (Alberta) filed January 3, 1995 (incorporated by reference from Exhibit 3.2 to the registrant's Form 10).

3.3 Articles of Amendment (Alberta) filed June 28, 1993 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.4 Articles of Amendment (Alberta) filed April 6, 1992 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.5 Articles of Amendment (Alberta) filed September 1, 1989 (incorporated by reference from Exhibit 3.5 to the registrant's Form 10).

3.6 Articles of Incorporation (Alberta) filed April 18, 1986 (incorporated by reference from Exhibit 3.6 to the registrant's Form 10).

3.7  Bylaws (incorporated by reference from Exhibit 3.7 to the registrant's Form
     10).

4.3 Share Option Plan (incorporated by reference from Exhibit 4.3 to the registrant's Form 10).

10.4 Alliance  Partner  Agreement  dated  November  11,  1999,   between  Exodus
     Communications, Inc. and registrant (incorporated by reference from Exhibit
     10.4 to the registrant's Form 10).

21.  Subsidiaries  of the  registrant:

     Name                                        State of Incorporation
     ------                                      ----------------------

     USA Video  (California) Corporation               Nevada
     USA Video                                         Texas
     USA Video Productions Inc.                        Wyoming
     USA Video Technologies, Inc.                      Wyoming

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   USA VIDEO INTERACTIVE CORP.


                                   By:  /s/ Edwin Molina
                                       --------------------------------
Date: March 30, 2001                    Edwin Molina
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                      Title                       Date
-----------------------   ----------------------------------    ---------

/s/ Edwin Molina          Chief Executive Officer, Director      March 30, 2001
-----------------------
Edwin Molina

/s/ Anton J. Drescher     Chief Financial Officer, (principal    March 30, 2001
-----------------------
Anton J. Drescher         financial officer and principal
                          accounting officer), Director

/s/ Anthony J. Castagno   Director                               March 30, 2001
-----------------------
Anthony J. Castagno

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Independent Auditor's Reports                                          F-2 - F-3


Consolidated Financial Statements:

   Balance Sheets                                                        F-4
   Statements of Operations                                              F-5
   Statements of Comprehensive Operations                                F-6
   Statements of Stockholders' Equity                                    F-7
   Statements of Cash Flows                                              F-8
   Notes to Consolidated Financial Statements                         F-9 - F-18

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
USA Video Interactive Corp.


We have audited the accompanying consolidated balance sheet of USA Video Interactive Corp. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video Interactive Corp. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 19, 2001

INDEPENDENT AUDITOR'S REPORT




To the Stockholders
USA Video Interactive Corp.


We have audited the accompanying consolidated balance sheet of USA Video Interactive Corp. as of December 31, 1999 and the consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of USA Video Interactive Corp. as at December 31, 1999 and the consolidated results of operations and cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above were prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the original December 31, 1999 financial statements, as originally prepared during 2000, the company was in the development stage, and had no established source of revenue and was dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1 to the original December 31, 1999 financial statements, raised substantial doubt that the company would be able to continue as a going concern. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.


AMISANO HANSON
Chartered Accountants
Vancouver, Canada

March 13, 2000

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS


December 31,                                                                     2000            1999
-----------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
Cash and cash equivalents                                                $    231,197    $    417,666
Marketable securities - related parties                                       202,826          20,700
Accounts receivable, net of allowance for doubtful accounts of $7,000         122,813          13,298
Inventory                                                                     145,911              --
Prepaid expenses and other current assets                                      99,368          48,204
-----------------------------------------------------------------------------------------------------
Total current assets                                                          802,115         499,868

Property and Equipment - at cost, net of accumulated
  depreciation of $194,871 and $174,650, respectively                         873,544         436,417

Other Assets, net of accumulated amortization of $22,170
 and $18,329, respectively                                                     68,412          59,066

Deferred Tax Assets, net of valuation allowance
  of $6,168,000 and $7,310,000, respectively                                       --              --
-----------------------------------------------------------------------------------------------------
Total Assets                                                             $  1,744,071    $    995,351
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                                    $  1,110,033    $    485,571
Accounts payable and accrued expenses - related parties                        20,830          11,592
Due to related parties                                                         75,896         188,866
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                   1,206,759         686,029
-----------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock - no par value; authorized 250,000,000 shares,
 issued and outstanding 81,700,088 and 72,982,088 shares, respectively     25,766,071      20,950,152
Accumulated other comprehensive income                                         73,723              --
Accumulated deficit                                                       (25,302,482)    (20,640,830)
-----------------------------------------------------------------------------------------------------
Stockholders' equity                                                          537,312         309,322
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                               $  1,744,071    $    995,351
=====================================================================================================


The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,                                                2000             1999            1998
-------------------------------------------------------------------------------------------------------------
Revenue                                                          $    638,592    $     20,500              --
-------------------------------------------------------------------------------------------------------------
Expenses:
Cost of sales                                                         393,496          19,199              --
Research and development (includes $ - 0 -, $82,500                   620,212          93,337    $     24,000
 and $24,000 to related parties)
Selling, general and administrative (includes $37,758,              2,599,591       1,372,928         550,836
 $479,480 and $310,620 to related parties)
Depreciation and amortization                                         224,581         113,362          40,981
Noncash compensation charges                                        1,453,783              --              --
-------------------------------------------------------------------------------------------------------------
Total expenses                                                      5,291,663       1,598,826         615,817
-------------------------------------------------------------------------------------------------------------
Loss from operations                                               (4,653,071)     (1,578,326)       (615,817)
-------------------------------------------------------------------------------------------------------------

Other expense, net (includes $- 0 -, $164,393 and
 $257,653 to related parties):
  Interest income (expense) (net of interest
    income of $26,231, $11,715 and $- 0 -, respectively)               26,231          (1,250)        (24,665)
  Other                                                               (34,812)        (77,502)       (341,116)
-------------------------------------------------------------------------------------------------------------
                                                                       (8,581)        (78,752)       (365,781)
-------------------------------------------------------------------------------------------------------------
Net loss before cumulative effect of accounting change             (4,661,652)     (1,657,078)       (981,598)

Cumulative effect of accounting change                                     --         (27,390)             --
-------------------------------------------------------------------------------------------------------------
Net loss                                                         $ (4,661,652)   $ (1,684,468)   $   (981,598)
=============================================================================================================

Earnings per share - basic and diluted:
  Loss per common share before cumulative effect of
   accounting change                                             $       (.06)   $       (.03)   $       (.02)
  Cumulative effect of accounting change                                   --              --              --
-------------------------------------------------------------------------------------------------------------
Net loss per share - basic and diluted                           $       (.06)   $       (.03)   $       (.02)
=============================================================================================================
Weighted-average number of common
 shares outstanding - basic and diluted                            76,700,723      66,766,504      50,457,546
=============================================================================================================


The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS



Year ended December 31,                          2000           1999          1998
------------------------------------------------------------------------------------
Net loss                                     $(4,661,652)   $(1,684,468)   $(981,598)

Other comprehensive income:
  Change in unrealized gain on investments        73,723             --           --

------------------------------------------------------------------------------------
Comprehensive loss                           $(4,587,929)   $(1,684,468)   $(981,598)
====================================================================================



The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Common Stock                        Accumulated
                                                                            Common           Other
                                                                             Stock       Comprehensive  Accumulated   Stockholders'
                                                  Shares        Amount   Subscriptions       Income       Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               43,801,088   $ 17,631,628   $    113,708              --    $(17,974,764)   $   (229,428)
Issuance of common stock and                       --             --             --              --              --              --
 common stock warrants for cash             6,000,000        404,449             --              --              --         404,449
Issuance of common stock upon                      --             --             --              --              --
  exercise of options                       3,450,000        232,558        (37,873)             --              --         194,685
Issuance of common stock upon                      --             --             --              --              --
  exercise of warrants                      5,505,000        454,331        (75,835)             --              --         378,496
Net loss                                           --             --             --              --        (981,598)       (981,598)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998               58,756,088     18,722,966             --              --     (18,956,362)       (233,396)
Issuance of common stock and
 common stock warrants for cash             4,250,000      1,195,267             --              --              --       1,195,267
Issuance of common stock upon                      --             --             --              --
  exercise of options                       4,881,000        405,895             --              --              --         405,895
Issuance of common stock upon                      --             --             --              --
  exercise of warrants                      5,095,000        626,024             --              --              --         626,024
Net loss                                           --             --                                     (1,684,468)     (1,684,468)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999               72,982,088     20,950,152             --              --     (20,640,830)        309,322
Issuance of common stock and                       --             --             --              --
 common stock warrants for cash             1,190,000      2,260,000             --              --              --       2,260,000
Issuance of common stock upon                      --             --             --              --
 exercise of options                        2,383,000        602,074             --              --              --         602,074
Issuance of common stock upon                      --             --             --
 exercise of warrants                       5,145,000        500,062             --              --              --         500,062
Noncash compensation charges                       --      1,453,783             --              --              --       1,453,783
Change in unrealized gains                         --             --             --              --              --              --
 on investments                                    --             --             --    $     73,723              --          73,723
Net loss                                           --             --             --              --      (4,661,652)     (4,661,652)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000               81,700,088   $ 25,766,071        $ - 0 -    $     73,723    $(25,302,482)   $    537,312
===================================================================================================================================


The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                     2000           1999           1998
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                             $(4,661,652)   $(1,684,468)   $  (981,598)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                           224,581        113,362         40,981
 Noncash compensation charge                                           1,453,783             --             --
 Foreign exchange                                                             --          1,657        (38,773)
 Loss on sale of investments - related parties                                --         35,788            688
 Gain on disposal of property and equipment                                   --             --            (77)
 Gain on write-off of accounts payable                                        --        (73,926)            --
 Bad debt recovery                                                      (108,403)            --             --
 Write-down of investments in securities                                      --        102,465        128,312
 Loss on equity method investment                                             --             --         16,434
 Write-down of advances - related party                                       --         14,375        113,779
 Write-down of advances - other                                               --          7,000         16,852
 Write-down of property and equipment                                     33,122             --         13,653
 Cumulative effect on prior years' amortization of changing
  to a different amortization method                                          --         27,390             --
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                            (109,515)         3,388          7,681
  Increase in accounts receivable - related parties                           --             --         (4,604)
  Increase in inventories                                               (145,911)            --             --
  (Increase) decrease in prepaid expenses and other current assets       (51,164)        28,065        (30,084)
  Increase in other assets                                               (14,187)       (33,737)        (5,759)
  Increase in accounts payable and accrued expenses                      624,462         72,588         32,095
  Increase in accounts payable and accrued expenses -
   related parties                                                         9,238             --          3,703
  Increase (decrease) in due to related parties                         (112,970)        14,838        (15,182)

--------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                            (2,858,616)    (1,371,215)      (701,899)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds on sale of investments - related parties                            --          4,867         26,045
 Purchases of marketable securities - related party                           --        (88,700)       (58,520)
 Advances - related party                                                     --        (14,375)      (113,779)
 Advances - other                                                             --         (7,000)            --
 Proceeds on sale of property and equipment                                   --             --            674
 Purchases of property and equipment                                    (689,989)      (335,715)      (151,284)
--------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                              (689,989)      (440,923)      (296,864)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activity - proceeds from the                 3,362,136      2,227,186        977,630
 issuance of common stock
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    (186,469)       415,048        (21,133)
Cash and cash equivalents at beginning of year                           417,666          2,618         23,751
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $   231,197    $   417,666    $     2,618
--------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                             $    12,965    $        --    $        --
==============================================================================================================
Supplemental schedule of noncash investing activity:
Marketable securities received for settlement of amounts
 previously written off as bad debt                                  $   108,403    $        --    $        --
==============================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BUSINESS:                  USA Video  Interactive  Corp. (the "Company") is a
                              designer   of   high-tech    Internet    streaming
                              video-on-demand  systems,  services and solutions.
                              At December 31, 2000 and for the three-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

2. SUMMARY OF SIGNIFICANT     The accompanying consolidated financial statements
   ACCOUNTING POLICIES:       have  been  prepared  assuming  the  Company  will
                              continue  as a  going  concern.  As  shown  in the
                              financial  statements,  the Company  has  incurred
                              losses of $4,661,652,  $1,684,468 and $981,598 for
                              the years ended December 31, 2000,  1999 and 1998,
                              respectively.  These  conditions raise doubt about
                              the  Company's  ability  to  continue  as a  going
                              concern.  The  Company's  ability to continue as a
                              going  concern is  dependent  upon its  ability to
                              generate   sufficient   cash   flow  to  meet  its
                              obligations  as they  come  due  which  management
                              believes  it  will be able  to do.  To  date,  the
                              Company has funded  operations  primarily  through
                              the  issuance  of  common  stock and  warrants  to
                              outside  investors and the  Company's  management.
                              The  Company  believes  that its  operations  will
                              generate  additional  funds  and  that  additional
                              funding from outside  investors  and the Company's
                              management  will  continue to be  available to the
                              Company when needed.  The financial  statements do
                              not  include  any  adjustments   relating  to  the
                              recoverability   and  classification  of  recorded
                              assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

                              The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

                              The Company was originally formed in April 1986 and was in the development stage through December 31, 1999. The year 2000 is the first year during which it is considered an operating company.

                              The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

                              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                              The   Company    considers   all   highly   liquid
                              investments with original maturities of three months or less to be cash equivalents.

                              The Company has classified its investments in marketable securities as available-for-sale securities. These securities are carried at fair value with any unrealized gain or loss recorded as a component of stockholders' equity. The fair value of marketable securities was determined based on the quoted market prices for those instruments. At December 31, 2000, the marketable securities consisted of common stock.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              Inventory, which consists of computer equipment, is stated at the lower of cost or market using the specific-identification method.

                              Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the terms of the related lease, whichever is shorter.

                              Depreciation of property and equipment acquired prior to 1999 was previously calculated using an accelerated depreciation method over 7 years for all asset classes. During 1999 the Company adopted the straight-line method for all classes using varying estimated useful lives to reflect the rapid pace of technological change. The cumulative effect on years prior to 1999 is included in the statement of operations for the year ended December 31, 1999 and is treated as a change in accounting principle.

                              Other assets consist of patents and patents pending owned by the Company for the Store and Forward Video System. The patents and patents pending are recorded at cost and are being amortized on a straight-line basis over 17 years.

                              At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) other material factors that affect the continuity of the business.

                              Revenue from hardware product sales is recognized when the product has been shipped and collectibility is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering services sales are recognized upon the service having been provided.

                              Revenue from software sales is recognized when the product has been delivered. Revenue from multiple element contracts (hardware, software and engineering) is allocated to the various elements based on fair value. Revenue from these contracts is deferred until the earlier of when objective evidence of fair value does exist or all elements of the contract have been delivered. Discounts will be applied to each element on a proportionate basis. No portion of the revenue will be recognized if the portion of the revenue allocable to delivered elements is subject to forfeiture, refund or other concession if any of the undelivered elements are not delivered.

                              Research and development costs are expensed as incurred.

                              Advertising costs are expensed when incurred. Advertising expense for the years ended December 31, 2000 and 1999 was approximately $97,000 and $47,000, respectively.

                              Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for operating loss carryforwards measured using the enacted tax

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the reliability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                              The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at December 31, 2000 and 1999.

                              Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

                              Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

                              For comparability, certain 1999 and 1998 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2000.


3. INVESTMENT IN JOINT        The Company had a 50% interest in Adnet USA,  LLC,
   VENTURE:                   a joint  venture.  The Company  accounted  for its
                              investment  in the joint  venture using the equity
                              method of accounting for investments. During 1999,
                              the Company and its partner  agreed to abandon the
                              joint  venture.  The Company's  share of the joint
                              venture  losses   amounted  to  $174,144   through
                              December 31, 1998.


4. MAJOR  CUSTOMERS:          During the year ended  December  31,  2000,  three
                              customers accounted for approximately 26%, 44% and 12% of total revenue, and during the year ended
                              December 31, 1999, one customer accounted for 100% of total revenue. Accounts receivable at December
                              31, 2000 from these  customers were  approximately
                              0%, 23% and 61%, respectively, of total accounts receivable.


5. MARKETABLE SECURITIES:     Marketable securities consist of the following:


                              December 31,                                2000      1999
                              ----------------------------------------------------------
                              Available-for-sale equity securities:
                                Cost                                  $129,103   $20,700
                                Unrealized gains,                       73,723        --
                              ----------------------------------------------------------

                                                                      $202,826   $20,700
                              ==========================================================

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6. PREPAID  EXPENSES AND      The investments in marketable  securities are with
   OTHER CURRENT ASSETS:      companies  that have a board member who is a board
                              member of the Company.

                              Prepaid expenses and other current assets consist of the following:


                              December 31,                                             2000      1999
                              -----------------------------------------------------------------------
                              Refundable security deposits                          $75,000        --
                              Other (none in excess of 5% of current liabilities)    24,368   $48,204
                              -----------------------------------------------------------------------
                                                                                    $99,368   $48,204
                              =======================================================================





7. PROPERTY AND               Property and equipment,  at cost,  consists of the
   EQUIPMENt:                 following:


                                                                                       Estimated
                              December 31,                          2000       1999  Useful Life
                              ------------------------------------------------------------------
                              Office equipment                $  120,974   $ 87,868      5 years
                              Computer equipment                 918,058    336,676      3 years
                              Video server equipment                  --    170,916      3 years
                              Leasehold improvements              29,383     15,607      5 years
                              ------------------------------------------------------------------
                                                               1,068,415    611,067
                              Less accumulated depreciation      194,871    174,650
                              ------------------------------------------------------------------
                                                              $  873,544   $436,417
                              ==================================================================



                              Depreciation and amortization expense amounted to $219,740, $108,869 and $38,473 for the years ended
                              December 31, 2000, 1999 and 1998, respectively.


8. ACCOUNTS                   Accounts  payable and accrued  expenses consist of
   PAYABLE AND                the following:
   ACCRUED
   EXPENSES:

                              December 31,                                         2000       1999
                              --------------------------------------------------------------------
                              Accounts payable                               $  209,988   $232,900
                              Accrued professional fees                          60,580         --
                              Accrued payroll and related tax withholdings      411,795    209,041
                              Amounts due for purchased computer equipment      427,670     43,630
                              --------------------------------------------------------------------
                                                                             $1,110,033   $485,571
                              ====================================================================



9. COMMITMENTS AND            The  Company   leases  its  office  and  warehouse
   CONTINGENCIES:             facilities under various leasing  agreements.  The
                              leases  expired  during  the  prior  year  and the
                              Company  opted not to renew the leases and instead
                              opted to rent the  facilities on a  month-to-month
                              basis.  Rent expense amounted to $73,521,  $41,212
                              and $33,214 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                              The Company is party to a default judgment entered against one of the Company's subsidiaries. During the year ended December 31, 1995, a claim was made to the Company for the total amount payable under the terms of the lease with one of the Company's subsidiaries for office space in Dallas, Texas through 2002. The Company's management is of the opinion that the amount payable under the terms of this judgment is not estimable or determinable at this time and may be substantially mitigated by the landlords renting the property to another party. The range of possible loss is from $-0- to approximately $500,000. Any settlement resulting from the resolution of this contingency will be accounted for in the period of settlement when such amounts are estimable or determinable.


10. STOCKHOLDERS' EQUITY:     On  September   30,  1998,   the  Company   issued
                              6,000,000  units to  investors  at $.07 per  unit.
                              Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.07 per share.

                              From January 1, 1998 to December 31, 1998, the Company issued 3,450,000 shares of common stock upon the exercising of options with an exercise price of $.07 per common share.

                              From January 1, 1998 to December 31, 1998, the Company issued 5,505,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.07 to $.11 per common share.

                              On February 24, 1999, the Company issued 2,000,000 units to investors at $.07 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.07 per share.

                              On April 17, 1999, the Company issued 1,000,000 units to investors at $.11 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.11 per share.

                              On June 28, 1999, the Company issued 500,000 units to investors at $.40 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.40 per share.

                              On September 1, 1999, the Company issued 750,000 units to investors at $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $1.10 per share.

                              From January 1, 1999 to December 31, 1999, the Company issued 4,881,000 shares of common stock upon the exercising of options with exercise prices ranging from $.07 to $1.00 per common share.

                              From January 1, 1999 to December 31, 1999, the Company issued 5,095,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.07 to $.29 per common share.

                              On April 10, 2000, the Company issued 190,000 units to officers of the Company at $4.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $4.00 per share.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                              On July 20, 2000, the Company issued 430,301 units to investors at $1.50 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $1.50 per share.

                              On July 20, 2000, the Company issued 569,699 units to employees at $1.50 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $1.50 per share. The Company charged operations for approximately $712,000 representing the differential between the fair value and the purchase price of the common stock and for approximately $712,000 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

                              From January 1, 2000 to December 31, 2000, the Company issued 2,383,000 shares of common stock upon the exercising of options with exercise prices ranging from $.06 to $1.00 per common share.

                              From January 1, 2000 to December 31, 2000, the Company issued 5,145,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.06 to $.49 per common share.


11. STOCK OPTIONS and         The  Company  has a stock  option plan under which
    STOCK WARRANTS:           options to purchase  shares of common stock may be
                              granted to certain officers, directors and service providers.

                              A summary of the status of the Company's options and changes during the years is presented below:


                              Year ended December 31,          2000                   1999                  1998
                              ---------------------------------------------------------------------------------------------
                                                                    Weighted-              Weighted-              Weighted-
                                                                     average                average                average
                                                          Number    Exercise     Number    Exercise   Number of   Exercise
                                                         of Shares    Price     of Shares    Price    of Shares     Price
                              ---------------------------------------------------------------------------------------------
                              Outstanding at
                              beginning of year         6,329,000     $0.81     4,335,000     $ 0.07   2,775,000     $ 0.07
                              Granted                   4,360,000     $2.27     7,375,000     $ 0.64   5,010,000     $ 0.07
                              Exercised                (2,383,000)    $0.25    (4,881,000)    $ 0.08  (3,450,000)    $ 0.07
                              Canceled                 (1,349,000)    $2.13      (500,000)    $ 0.07          --         --
                              ---------------------------------------------------------------------------------------------
                              Outstanding at
                              end of year               6,957,000     $0.69     6,329,000     $ 0.81   4,335,000     $ 0.07
                              =============================================================================================
                              Options exercis-
                              able at year-end          6,957,000               6,329,000              4,335,000
                              =============================================================================================
                              Weighted-average
                              fair value of options
                              granted during the
                              period                                  $1.05                   $ 0.51                  $0.05
                              =============================================================================================


                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                              The following table summarizes information about fixed stock options outstanding at December 31, 2000:


                                                        Options Outstanding           Options Exercisable
                                               ------------------------------------ -----------------------
                                                             Weighted-
                                                              average     Weighted-               Weighted-
                                                             Remaining     average                 average
                                 Range of        Number     Contractual   Exercise    Number      Exercise
                              Exercise Prices  Outstanding     Life         Price   Exercisable     Price
                              ---------------------------------------------------------------------------

                              $1.00 - 1.99     5,097,000        1.1         $1.00    5,097,000      $1.00
                              $2.00 - 2.99       975,000        1.4         $2.04      975,000      $2.04
                              $3.00 - 3.99       285,000        1.7         $3.14      285,000      $3.14
                              $4.00 - 5.00       600,000        1.1         $5.00      600,000      $5.00
                              ---------------------------------------------------------------------------
                              $1.00 - $5.00    6,957,000                             6,957,000
                              ===========================================================================


                              The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 2000, 1999 and 1998 would have been as follows:


                              Year ended December 31,                              2000           1999           1998
                              ---------------------------------------------------------------------------------------
                              Net loss:
                                As reported                                $(4,661,652)   $(1,684,468)   $  (981,598)
                              =======================================================================================
                                Pro forma                                  $(9,425,070)   $(5,420,133)   $(1,193,652)
                              =======================================================================================

                              Loss per common share - basic and diluted:
                                As reported                                $     (0.06)   $     (0.03)   $     (0.02)
                              =======================================================================================
                                Pro forma                                  $     (0.12)   $     (0.08)   $     (0.02)
                              =======================================================================================


                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                              The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                              Year ended December 31,    2000    1999    1998
                              -----------------------------------------------
                              Expected dividend yield   - 0 -   - 0 -   - 0 -
                              Risk-free interest rate   6.37%   5.46%   5.36%
                              Volatility                1.43%   2.50%   1.95%
                              Expected life (years)        2       1       1
                              -----------------------------------------------


                              Warrants to purchase shares of common stock are as follows:


                              ------------------------------------------------------------------------------------------------------
                              Year ended December 31,      2000                         1999                       1998
                              ------------------------------------------------------------------------------------------------------
                                                                    Range                      Range                     Range
                                                     Number          of           Number        of           Number       of
                                                       of          Exercise         of       Exercise          of       Exercise
                                                    Warrants        Price        Warrants      Price        Warrants     Price
                              ------------------------------------------------------------------------------------------------------
                              Outstanding at
                               beginning of year   6,250,000   $ 0.07 - $1.10   7,095,000  $0.07 - $1.10    6,600,000  $0.07 - $1.10

                              Issued               1,190,000   $ 1.50 - $4.00   4,250,000  $0.07 - $1.00    6,000,000  $ .07 -    -

                              Exercised           (5,145,000)  $ 0.07 - $1.28  (5,095,000) $0.07 -$ 0.29   (5,505,000) $ .07 - $ .17
                              ------------------------------------------------------------------------------------------------------
                                Outstanding at
                                 end of year       2,295,000   $ 0.13 - $4.00   6,250,000  $0.07 - $1.10    7,095,000  $0.07 - $1.10
                              ======================================================================================================


12. INCOME TAXES:             As of December 31, 2000,  the Company had deferred
                              tax assets resulting  primarily from net operating
                              loss  carryforwards of  approximately  $18,000,000
                              which  are  available  to  offset  future  taxable
                              income,  if any,  through 2020. As  utilization of
                              the  net  operating  loss   carryforwards  is  not
                              assured, a 100% valuation allowance has been provided.

                              The components of the net deferred tax assets are as follows:


                              December 31,                                2000           1999
                              ---------------------------------------------------------------
                              Deferred tax assets:
                                Net operating loss carryforwards   $ 6,157,000    $ 7,250,000
                                Allowance for doubtful accounts         36,000             --
                                Unrealized gains on investments        (25,000)            --
                                Depreciation and amortization               --         60,000
                                Valuation allowance                 (6,168,000)    (7,310,000)
                              ---------------------------------------------------------------
                                      Net deferred tax assets           $- 0 -         $- 0 -
                              ===============================================================


                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                              The reconciliation of the effective income tax rate to the federal statutory rate are as follows:


                              Year ended December 31,                 2000    1999
                              -------------------------------------------------------
                              Federal statutory tax rate              34%      50%
                              Valuation allowance on net operating
                               carryforwards                         (34%)    (50%)
                              -------------------------------------------------------
                                      Effective income tax rate      - 0 - %  - 0 - %
                              =======================================================




13. RELATED PARTY             Account  payable  and  accrued  expenses - related
    TRANSACTIONS:             parties  at  December  31,  2000 and 1999  include
                              expenses  incurred  by the  Company's  officers on
                              behalf of the  Company and amounts due for product
                              marketing   services   provided   by   an   entity
                              controlled by one of the Company's officers.

                              Due to related parties at December 31, 2000 and 1999 of $75,896 and $188,866, respectively, primarily consist, of advances made from officers of the Company that accrue interest at 1.25% per month and amounts due to directors for services which are noninterest-bearing and are due on demand. The estimated fair value of the amounts payable approximates the carrying amount based on rates available for similar loans.

                              Included in research and development expenses for the years ended December 31, 1999 and 1998 are $82,500 and $24,000 paid to an entity controlled by an officer of the Company.

                              Included in selling, general and administrative expenses for the years ended December 31, 2000, 1999 and 1998 are $37,758, $479,480 and $310,620,
                              respectively, of expenses incurred consisting primarily of product marketing expenses, office expenses and professional services provided to the Company by entities owned or controlled by officers and directors of the Company.

                              Included in other expenses for the years ended December 31, 1999 and 1998 are $164,393 and
                              $257,653, respectively, of expenses incurred in connection with transactions involving investments in related entities, write-off of advances to related parties and interest expense paid to related parties.


14. SUBSEQUENT  EVENTS:       In March 2001, the Company issued  1,585,000 units
                              to investors at $.54 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.66 per share.

                              In March 2001, the Company issued 915,000 units to employees at $.54 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.66 per share. The Company charged operations for approximately $278,000 representing the differential between the fair value and the
                              purchase   price  of  the  common  stock  and  for
                              approximately $168,000 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 15. VALUATION AND
     QUALIFYING ACCOUNTS:


                                                                   Allowance for
                                                               Doubtful Accounts
                              --------------------------------------------------
                              Year ended December 31, 1998                    --
                              Additions                                   $7,000
                              Deductions                                      --
                              --------------------------------------------------
                              Year ended December 31, 1999                 7,000
                              Additions                                       --
                              Deductions                                      --
                              --------------------------------------------------
                              Year ended December 31, 2000                $7,000
                              ==================================================


16.  QUARTERLY
     FINANCIAL
     INFORMATION
     (UNAUDITED):
                              THE FOLLOWING TABLE SUMMARIZES SELECTED QUARTERLY DATA FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                   FIRST       SECOND        THIRD         FORTH         FULL
                                                  QUARTER     QUARTER       QUARTER       QUARTER        YEAR
                              2000
                              REVENUE             163,600      75,000       307,464        92,528       638,592

                              EXPENSES           (686,754)   (965,615)   (1,233,377)   (2,414,498)   (5,300,244)

                              NET LOSS BEFORE
                                    CUMULATIVE
                                CHANGE IN
                                    ACCOUNTING   (523,154)   (890,615)     (925,913)   (2,321,970)   (4,661,652)

                              NET LOSS           (523,154)   (890,615)     (925,913)   (2,321,980)   (4,661,652)

                              NET LOSS PER
                                    COMMON
                                SHARE - BASIC
                                 AND DILUTED        (0.01)      (0.01)        (0.01)        (0.03)        (0.06)

                              1999
                              REVENUE                   0      10,000             0        10,500        20,500

                              EXPENSES           (198,342)   (374,714)     (405,264)     (699,258)   (1,677,578)

                              NET LOSS BEFORE
                                    CUMULATIVE
                                CHANGE IN
                                    ACCOUNTING   (198,342)   (364,714)     (405,264)     (688,758)   (1,657,078)

                              NET LOSS           (225,732)   (364,714)     (405,264)     (688,758)   (1,684,468)

                              NET LOSS PER
                                    COMMON
                                SHARE - BASIC
                                  AND DILUTED       (0.00)      (0.01)        (0.01)        (0.01)        (0.03)


                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

3.1            Articles  of  Continuance   (Wyoming)  filed  February  16,  1995
               (incorporated by reference from Exhibit 3.1 to the registrant's Form 10).

3.2            Articles   of   Amendment   (Alberta)   filed   January  3,  1995
               (incorporated by reference from Exhibit 3.2 to the registrant's Form 10).

3.3 Articles of Amendment (Alberta) filed June 28, 1993 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10). 3.4 Articles of Amendment (Alberta) filed April 6, 1992 (incorporated by reference from Exhibit

3.4 to the registrant's Form 10). 3.5 Articles of Amendment (Alberta) filed September 1, 1989 (incorporated by reference from Exhibit
               3.5 to the registrant's Form 10).

3.6            Articles  of   Incorporation   (Alberta)  filed  April  18,  1986
               (incorporated by reference from Exhibit 3.6 to the registrant's Form 10).

3.7 Bylaws (incorporated by reference from Exhibit 3.7 to the registrant's Form 10).

4.3 Share Option Plan (incorporated by reference from Exhibit 4.3 to the registrant's Form 10).

10.4 Alliance Partner Agreement dated November 11, 1999, between Exodus Communications, Inc. and registrant (incorporated by reference from Exhibit 10.4 to the registrant's Form 10).

21.            Subsidiaries of the registrant:

               Name                                    State of Incorporation
               ------                                  ----------------------

               USA Video  (California) Corporation            Nevada
               USA Video                                      Texas
               USA Video Productions Inc.                     Wyoming
               USA Video Technologies, Inc.                   Wyoming