Form 10-Q
period 2001-03-31
USA VIDEO INTERACTIVE CORP
filed 2001-05-15
CIK 1107280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


                         Commission file number: 0-29651


                           USA VIDEO INTERACTIVE CORP.
             (Exact name of registrant as specified in its charter)


                WYOMING                                 06-1576391
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)


      70 Essex Street, Mystic, Connecticut                06355
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

Yes  |X|       No  |_|

At May 14, 2001, there were 84,350,089 shares of the registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                   USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Stated in US Dollars)

===========================================================================================================
                                                                                 March 31,     December 31,
                                                                                   2001            2000
-----------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                                 $    566,042    $    231,197
     Marketable securities - related parties                                        169,714         202,826
     Accounts receivable, net of allowance for doubtful accounts of $7,000           33,560         122,813
     Inventory                                                                      153,011         145,911
     Prepaid expenses and other current assets                                       89,854          99,368
-----------------------------------------------------------------------------------------------------------
          Total current assets                                                    1,012,181         802,115

Property and Equipment - at cost, net of accumulated
  depreciation of $273,907 and $194,871, respectively                               808,282         873,544

Other Assets, net of accumulated amortization of $23,682
 and $22,170, respectively                                                           70,900          68,412

Deferred Tax Assets, net of valuation allowance
  of $6,429,000 and $6,168,000, respectively                                             --              --
-----------------------------------------------------------------------------------------------------------
          Total Assets                                                         $  1,891,363    $  1,744,071
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                     $    699,126    $  1,110,033
     Accounts payable and accrued expenses - related parties                             --          20,830
     Due to related parties                                                          71,623          75,896
-----------------------------------------------------------------------------------------------------------
          Total current liabilities                                                 770,749       1,206,759
-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock - no par value; authorized 250,000,000 shares, none issued
     Common stock - no par value; authorized 250,000,000 shares,
      issued and outstanding 84,325,088 and  81,700,088 shares, respectively     27,680,553      25,766,071
     Accumulated other comprehensive income                                          40,611          73,723
     Accumulated deficit                                                        (26,600,550)    (25,302,482)
-----------------------------------------------------------------------------------------------------------
          Stockholders' equity                                                    1,120,614         537,312
-----------------------------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity                           $  1,891,363    $  1,744,071
===========================================================================================================

                             SEE ACCOMPANYING NOTES

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)

===========================================================================================
Three months ended March 31,                                           2001            2000
-------------------------------------------------------------------------------------------
                                 (Unaudited)
Revenue                                                        $      1,060    $    163,600
-------------------------------------------------------------------------------------------

Expenses:
  Cost of sales                                                         723         101,942
  Research and development                                          235,234          65,258
  Selling, general and administrative                               422,506         465,088
  Depreciation and amortization                                      80,548          53,635
  Noncash compensation charges                                      565,597              --
-------------------------------------------------------------------------------------------
Total expenses                                                    1,304,608         685,923
-------------------------------------------------------------------------------------------
Loss from operations                                             (1,303,548)       (522,323)
-------------------------------------------------------------------------------------------

Other income (expense)
  Interest income                                                     3,591           4,145
  Other                                                               1,889          (4,976)
-------------------------------------------------------------------------------------------
                                                                      5,480            (831)
-------------------------------------------------------------------------------------------

Net loss                                                       $ (1,298,068)   $   (523,154)
===========================================================================================

Net loss per share - basic and diluted                         $       (.02)   $       (.01)
===========================================================================================
Weighted-average number of common
shares outstanding - basic and diluted                           82,277,867      74,098,756
===========================================================================================

                             SEE ACCOMPANYING NOTES

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                             (Stated in US Dollars)


====================================================================================
Three months ended March 31,                                       2001         2000
------------------------------------------------------------------------------------
                                       (Unaudited)
Net loss                                                    $(1,298,068)   $(523,154)

Other comprehensive income:
  Change in unrealized gain on investments                      (33,112)          --
------------------------------------------------------------------------------------
Comprehensive loss                                          $(1,331,180)   $(523,154)
====================================================================================

                             SEE ACCOMPANYING NOTES

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Stated in US Dollars)

===================================================================================================================================
                                                                     (Unaudited)
                                                         Common Stock               Accumulated
                                                                                       Other
                                                                                   Comprehensive      Accumulated      Stockholders'
                                                  Shares             Amount            Income           Deficit           Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                       81,700,088     $ 25,766,071     $     73,723      $(25,302,482)     $    537,312
Issuance of common stock and
 common stock warrants for cash                     2,500,000        1,333,260               --                --         1,333,260
Issuance of common stock upon
 exercise of warrants                                 125,000           15,625               --                --            15,625
Noncash compensation charges                               --          565,597               --                --           565,597
Change in unrealized gains
 on investments                                            --               --          (33,112)               --           (33,112)
Net loss                                                   --               --               --        (1,298,068)       (1,298,068)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                          84,325,088     $ 27,680,553     $     40,611      $(26,600,550)     $  1,120,614
===================================================================================================================================

                             SEE ACCOMPANYING NOTES

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Stated in US Dollars)

=================================================================================================
Three months ended March 31,                                                  2001           2000
-------------------------------------------------------------------------------------------------
                                        (Unaudited)
Cash flows from operating activities:
  Net loss                                                             $(1,298,068)   $  (523,154)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                                             80,548         53,635
  Noncash compensation charge                                              565,597
  Write-down of advances - other                                                --          4,536
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                                         89,253            354
  Increase in inventories                                                   (7,100)       (17,500)
  Decrease in prepaid expenses and other current assets                      9,514         13,708
  (Increase) in other assets                                                (4,000)
  (Increase) in accounts payable and accrued expenses                     (410,907)       (74,270)
  (Increase) in accounts payable and accrued expenses -
     related parties                                                       (20,830)            --
  Increase (decrease) in due to related parties                             (4,273)        52,144
-------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                 (1,000,266)      (490,547)
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Advances - related party                                                      --         (4,536)
  Purchases of property and equipment, net                                 (13,774)      (142,467)
-------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                  (13,774)      (147,003)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from the issuance of common stock                             1,333,260        139,690
  Proceeds from the issuance of common stock upon exercise of warrants      15,625             --
  Common stock subscribed                                                       --        383,617
-------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                            1,348,885        523,307
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       334,845       (114,243)

Cash and cash equivalents at beginning of period                           231,197        417,666
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $   566,042    $   303,423
=================================================================================================

                             SEE ACCOMPANYING NOTES

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)
                             (Stated in US Dollars)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at March 31, 2001 and 2000.

NOTE C - COMMON STOCK

On March 12, 2001, the Company issued 1,585,000 units to investors at $.54 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.66 per share.

On March 12, 2001, the Company issued 915,000 units to employees at $.54 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.66 per share. The Company charged operations for approximately $278,000 representing the differential between the fair value and the purchase price of the common stock and for approximately $168,000 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

From January 1, 2001 to March 31, 2001, the Company issued 125,000 shares of common stock upon the exercise of warrants with exercise price of $.125 per common share.

NOTE D - CONTINGENT LIABILTIY

The Company is party to a default judgement entered against one of the Company's subsidiaries. During the year ended December 31, 1995, a claim was made to the Company for the total amount payable under the terms of the lease with the Company's subsidiaries for office space in Dallas Texas through 2002. The Company's management is of the opinion that the amount payable under the terms of this judgement is not estimable or determinable at this time and may be substantially mitigated by the landlord renting the property to another party. The range of

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)
                             (Stated in US Dollars)


possible loss is from $-0- to approximately $500,000. Any settlement resulting from the resolution of this contingency will be accounted for in the period of settlement when such amounts are estimable or determinable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Certain statements contained in this Quarterly Report on Form 10-Q ("Report"), including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Readers should not place undue reliance on these forward-looking statements. Actual results of USA Video Interactive Corp. ("USA Video" or the "Company") could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in the Company's Annual Report on Form 10-K, several of which are summarized below under "Factors That May Affect Future Results of Operations," as well as in other documents that USA Video files with the Securities and Exchange Commission ("SEC").

The following information should be read in conjunction with the unaudited financial statements and related notes to financial statements included in this report.

OVERVIEW OF THE COMPANY

USA Video designs and markets to business customers streaming video and video-on-demand systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity. The Company's systems, services and delivery solutions include video content production, content encoding, media asset management, media and application hosting, multi-mode content distribution, transaction data capture and reporting, e-commerce, specialized engineering services, and Internet streaming hardware.

The Company's products and services are based on its proprietary Store and Forward Video-on-Demand ("VoD") and advanced Wavelet compression technologies. USA Video's Store and Forward VoD is a patented technique for transmitting video over switched (telephone-like) networks and allowing the user to view the video using videocassette recorder (VCR)-like controls (play, pause, stop, etc.). Store and Forward VoD is the mechanism by which the delivery of compressed video is managed and, together with compression technology, facilitates the delivery of video to an end user in a timely and interactive fashion. Video compression technology allows large video files to be greatly reduced in size to optimize use of available bandwidth. In the absence of compression, video files are much too large to be efficiently streamed or downloaded. The Company has completed development of a still-image Wavelet compression technology (patent pending) and is nearing completion of a Wavelet compression technology for full motion applications for which it intends to file for patent protection.

USA Video has developed a number of specific products and services based on these technologies. These include a collection of source-to-destination media delivery services marketed to businesses: EncodeHQ(TM), a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand names Hurricane Mediacaster(TM) and WebcasterLive(TM); and Z-Mail(TM), a service that delivers client advertisement video content to targeted audiences.

RESULTS OF OPERATIONS

Revenue

The Company had essentially no sales revenue for the three-month period ended March 31, 2001, compared to revenue of $163,600 for the three-month period ended March 31, 2000. The decline in revenue, which began in the fourth quarter and is continuing, is attributable the continuing decline in demand throughout the technology sector, as well as the Company's decreased marketing of its hardware products in connection with the shift in focus of its core business. Starting in the fourth quarter of 2000 and continuing during the first three months of 2001, the Company concentrated its managerial and technical efforts on the remaining critical stages of developing and refining its new streaming rich media services. The Company expects to bring these services to market during the third quarter of 2001.

These services are intended to become the Company's core business in place of its hardware-based systems for video encoding, decoding and streaming, the market for which has diminished significantly in the last nine to 12 months. The Company believes the market declined for a number reasons, the most important of which is that customers no longer can afford to invest in expensive hardware systems of this type. As a result, profit margins on the Company's hardware systems have continued to decline, as the Company has lowered prices in the face of declining demand. A change in focus was necessary to capture the market for affordable streaming media services.

The change in focus required shifting technical and managerial resources from sales of the old line of products to service-based offerings. Additionally, the Company was required to make a significant investment in a centralized computer hardware and software infrastructure that will be used to provide the new services, as well as hiring a core sales team on which to build a growing sales organization for the future.

Cost of Sales

The cost of sales for the three months ended March 31, 2001 was $723, as compared to $101,942 for the comparable period of 2000. The decrease in cost of sales is directly attributable to the decline in sales.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for day-to-day operations of the Company.

Selling, General and Administrative expenses for the three months ended March 31, 2001 decreased $42,582 to $422,506 from $465,088 for the three months ended March 31, 2000.

Product marketing expenses for the three months ended March 31, 2001, decreased to $113,922 from $152,838 for the comparable period of 2000, as the Company reduced its marketing efforts for its old, hardware-based systems. The Company expects product marketing expenses to increase significantly during the remainder of 2001 as new products are launched. The Company has hired additional staff and engaged in marketing activities in an effort to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers. Other components of Selling, General and Administrative expense did not change significantly.

Research and Development Expenses

Research and development expenses consisted primarily of compensation, hardware, software, licensing fees, and new product applications for the Company's proprietary Wavelet technology. Research and development expenses increased by 260% to $235,234 for the three months ended March 31, 2001, from $65,258 for the comparable period in 2000, reflecting development of the Wavelet and other technologies underlying the shift in the Company's business to a services-based model.

As the Company expands its business, its product development, product marketing, and other general and administrative expenses will continue to increase. Product development expenses, which include research and development expenses, will increase as the Company adds engineering personnel to its technology and Web development teams, and as its new technologies are integrated into its product line. Product marketing expenses will increase as the Company adds business development, sales, and marketing personnel to build business relationships, sell advertising time and build brand awareness. Advertising and public relations expenses also will increase as the Company invests to grow its business. Other general and administrative expenses will grow as the Company continues to build its management infrastructure, including additional personnel, office space and internal information systems.

Non-Cash Compensation Charges

Non-cash compensation charges for the first quarter of 2001 were $565,597. Of this amount, $462,097 was due to issuance of common shares and common share warrants to the Company's officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance. Because the rules of the Canadian Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance. In addition, the Company issued options to purchase 150,000 common shares to consultants, resulting in a $97,500 charge. The Company also incurred a charge of $6,000 for the issuance of employee stock options.

Net Losses

To date, the Company has not achieved profitability and, in fact, expects to incur substantial net losses for at least the remainder of 2001. The Company's net loss for the three months ended March 31, 2001 was $1,298,068 as compared with a net loss of $523,154 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company's had a cash position of $566,042, compared to $231,197 at December 31, 2000. The Company's principal sources of cash during the three months ended March 31, 2001, were proceeds of $1,333,259 from the issuance of stock in a private placement and $15,625 from the exercise of outstanding warrants. This was substantially offset by $1,000,266 of cash used in operating activities.

The Company believes that its cash on hand is sufficient to fund current operations through the second quarter of 2001. The Company has historically satisfied its capital needs primarily by issuing equity securities. The Company will require an additional $3.0 million to $3.5 million to finance operations for the rest of fiscal 2001 and intends to seek such financing through sales of its equity securities.

Assuming the aforementioned $3.0 million to $3.5 million in financing is obtained, the Company believes that continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of the Company's securities. Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $5.0 million to $6.0 million for fiscal 2002. The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Certain risks and uncertainties could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. Risks and uncertainties have been set forth in the Company's Annual Report on Form 10-K, as well as in other documents USA Video files with the Securities and Exchange Commission ("SEC"). These risk factors include the following:

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE ITS BUSINESS AND PROSPECTS.

USA Video's business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as streaming media.

IF USA VIDEO IS UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IN THE NEXT FEW MONTHS IT MAY NOT BE ABLE TO MAINTAIN OPERATIONS AT CURRENT LEVELS.

The Company requires substantial additional financing to maintain operations at current levels beyond the second quarter of 2001. Financing may not be available when needed on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

CONTINUATION OF THE CURRENT SLUMP IN THE TECHNOLOGY SECTOR WILL ADVERSELY AFFECT DEMAND FOR USA VIDEO'S PRODUCTS AND SERVICES.

The Company's sales have been adversely affected by the ongoing slump in the technology industry segment and the continuation of these market conditions can be expected to result in depressed demand for the Company's products and services.

THE COMPANY'S OPERATING RESULTS IN FUTURE PERIODS ARE EXPECTED TO BE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH WOULD LIKELY AFFECT THE TRADING PRICE OF ITS COMMON SHARES.

Factors that could cause such fluctuations include the Company's ability to attract and retain customers; the introduction of new video transmission services or products by others; price competition; the continued development of and changes in the streaming media market; its ability to remain competitive in its product and service offerings; its ability to attract new personnel; and potential U.S. and foreign regulation of the Internet.

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

IF USA VIDEO DOES NOT CONTINUOUSLY IMPROVE ITS TECHNOLOGY IN A TIMELY MANNER, ITS PRODUCTS COULD BE RENDERED OBSOLETE.

These changes and developments may render the Company's products and technologies obsolete in the future. As a result, the Company's success depends on its ability to develop or adapt products and services or to acquire new products and services that can compete successfully. There can be no assurance that USA Video will be successful in these efforts.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

USA Video believes its exposure to overall foreign currency risk is not material. USA Video does not manage or maintain market risk sensitive instruments for trading or other purposes and is not exposed to the effects of interest rate fluctuations as it does not carry any long-term debt.

USA Video reports its operations in US dollars and its currency exposure, although considered by USA Video as immaterial, is primarily between the US and Canadian dollars. Exposure to other currency risks is also not material as international transactions are settled in US dollars. Any future financing undertaken by USA Video will be denominated in US dollars. As USA Video increases its marketing efforts, the related expenses will be primarily in US dollars. In addition, 90% of USA Video's bank deposits are in US dollars.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is a party to an action entitled USA Video Interactive Corp. v. William Meyer in the United States District Court for the District of Connecticut, the details of which were reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The status of the action is unchanged from that described in the Form 10-K.

USA Video is not a party to any other material pending legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2001, 125,000 common shares were issued pursuant to warrants exercised for total proceeds of $15,625. The issuance of the shares was exempt from registration under Rules 504 and 506 of Regulation D under the Securities Act of 1933 ("Securities Act"). The Company has made publicly available financial and disclosure information with its filings to the Canadian Venture Exchange, and provided disclosure regarding the offering and the Company to the investors. The Company limited the manner of the offering. The purchasers were three non-affiliated investors.

In March 2001, the Company completed an offering, which it commenced in January 2001, of units. Each unit consisted of one share of common stock and one warrant to acquire an additional share at $0.66 per share ($0.97 CN) by March 2003. On completion of the offering, a total of 2,500,000 units were issued at $0.54 per unit ($0.80 CN) for total proceeds of $1,333,259.82 (adjusted for exchange rate conversions for sales to Canadian purchasers).

The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors. Four officers and directors of the Company, two employees (one accredited investor and one nonaccredited investor) of the Company, five (5) additional unaffiliated nonaccredited investors, and ten (10) additional unaffiliated accredited investors purchased the securities. The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

During the quarter ended March 31, 2001, the Company issued two-year options to purchase an aggregate of 150,000 common shares at $1.00 per share to two consultants. The Company also issued two-year options to purchase an aggregate of 100,000 common shares at $1.00 per share to four employees, including one executive officer. The Company intends to register the common shares underlying these options on a registration statement on Form S-8 and will not issue any of these shares prior to the effectiveness of such registration statement.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders during the first quarter of 2001.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               During the quarter for which this Report on Form 10-Q is filed, the registrant filed a report on Form 8-K dated February 2, 2001 (the "8-K"). Under Item 4 of the 8-K, the registrant reported that it had engaged Goldstein Golub Kessler LLP as its auditors for fiscal 2000, replacing Amisano Hansen Chartered Accountants.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           USA Video Interactive Corp.

Dated: May 14, 2001                        By:  /s/  Anton J. Drescher
                                               --------------------------------
                                               Name: Anton J. Drescher
                                               Title:  Chief Financial Officer