Form 10-Q
period 2001-06-30
USA VIDEO INTERACTIVE CORP
filed 2001-08-10
CIK 1107280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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


                                 (860) 572-1560
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|       No  |_|

At August 10, 2001, there were 84,420,089 shares of the registrant's common stock outstanding.



PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                           USA VIDEO INTERACTIVE CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)

                             (STATED IN US DOLLARS)
                              --------------------

                              USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                         (STATED IN US DOLLARS)
=======================================================================================================


                                                                            JUNE 30,      DECEMBER 31,
                                                                              2001            2000
                                                                           (UNAUDITED)
-------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                               $    109,460   $     231,197
  Marketable securities - related parties                                      105,030         202,826
  Accounts receivable, net of allowance for doubtful accounts of $7,000         20,060         122,813
  Inventory                                                                    145,911         145,911
  Prepaid expenses and other current assets                                     17,031          99,368
-------------------------------------------------------------------------------------------------------

      TOTAL CURRENT ASSETS                                                     397,492         802,115

Property and Equipment - at cost, net of accumulated
  depreciation of $358,944 and $194,871, respectively                        1,126,747         873,544

Other Assets, net of accumulated amortization of $24,858
  and $22,170, respectively                                                     69,724          68,412

Deferred Tax Assets, net of valuation allowance
  of $6,762,000 and $6,168,000, respectively                                         -               -
-------------------------------------------------------------------------------------------------------

      TOTAL ASSETS                                                        $  1,593,963   $   1,744,071
========================================================================  =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                   $    994,447   $   1,110,033
  Accounts payable and accrued expenses - related parties                            -          20,830
  Due to related parties                                                       418,160          75,896
-------------------------------------------------------------------------------------------------------

      TOTAL CURRENT LIABILITIES                                              1,412,607       1,206,759
-------------------------------------------------------------------------------------------------------


Commitments and Contingencies

Stockholders' Equity:
  Preferred stock - no par value; authorized 250,000,000 shares, none issued
  Common stock - no par value; authorized 250,000,000 shares,
    issued and outstanding 84,420,088 and 81,700,088 shares, respectively   27,725,787      25,766,071
  Accumulated other comprehensive income (loss)                                (24,073)         73,723
  Accumulated deficit                                                      (27,520,358)    (25,302,482)
-------------------------------------------------------------------------------------------------------

      STOCKHOLDERS' EQUITY                                                     181,356         537,312
-------------------------------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  1,593,963   $   1,744,071
=======================================================================================================


                             SEE ACCOMPANYING NOTES

                                USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (STATED IN US DOLLARS)
                                                 (UNAUDITED)
============================================================================================================


                                             FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                              JUNE 30,        JUNE 30,          JUNE 30,         JUNE 30,
                                               2001             2000             2001             2000
                                          ---------------  ---------------  ---------------  ---------------
Revenue                                   $       33,175   $       75,000   $       34,235   $      238,600
------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of sales                                   19,843           50,641           20,566          152,583
  Research and development                       204,375          185,232          439,609          250,490
  Selling, general and administrative            638,490          773,828        1,060,996        1,243,381
  Depreciation and amortization                   91,429           60,773          171,977          114,408
  Noncash compensation charges                         -                -          565,597                -
------------------------------------------------------------------------------------------------------------
Total expenses                                   954,137        1,070,474        2,258,745        1,760,862
------------------------------------------------------------------------------------------------------------
Loss from operations                            (920,962)        (995,474)      (2,224,510)      (1,522,262)
------------------------------------------------------------------------------------------------------------

Other income (expense)
  Interest income                                  1,443            3,594            5,034            7,739
  Other                                             (289)         101,265            1,600          100,754
------------------------------------------------------------------------------------------------------------
                                                   1,154          104,859            6,634          108,493
------------------------------------------------------------------------------------------------------------

Net loss                                  $     (919,808)  $     (890,615)  $   (2,217,876)  $   (1,413,769)
============================================================================================================

Net loss per share - basic and diluted    $         (.01)  $         (.01)  $         (.03)  $         (.02)
============================================================================================================
Weighted-average number of common
  shares outstanding - basic and diluted      84,373,990       74,162,088       83,331,719       74,162,088
============================================================================================================


                             SEE ACCOMPANYING NOTES

                                 USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                            (STATED IN US DOLLARS)
                                                  (UNAUDITED)
==============================================================================================================


                                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                JUNE 30,        JUNE 30,         JUNE 30,         JUNE 30,
                                                 2001             2000             2001             2000
                                            ---------------  ---------------  ---------------  ---------------
Net loss                                    $     (919,808)  $     (890,615)  $   (2,217,876)  $   (1,413,769)

Other comprehensive income:
  Change in unrealized gain on investments         (64,684)               -          (97,796)               -
--------------------------------------------------------------------------------------------------------------

Comprehensive loss                          $     (984,492)  $     (890,615)  $   (2,315,672)  $   (1,413,769)
==============================================================================================================


                             SEE ACCOMPANYING NOTES

                                      USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (STATED IN US DOLLARS)
==========================================================================================================

                                       COMMON STOCK            ACCUMULATED
                                                                  OTHER
                                                              COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                    SHARES         AMOUNT          LOSS         DEFICIT        EQUITY
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000        81,700,088  $ 25,766,071  $      73,723   $(25,302,482)  $    537,312
Issuance of common stock and
 common stock warrants for cash      2,500,000     1,333,260              -              -      1,333,260
Issuance of common stock upon
 exercise of warrants                  220,000        60,859              -              -         60,859
Noncash compensation charges                 -       565,597              -              -        565,597
Change in unrealized gains
 on investments                              -             -        (97,796)             -        (97,796)
Net loss                                     -             -              -     (2,217,876)    (2,217,876)


----------------------------------------------------------------------------------------------------------
Balance at June 30, 2001            84,420,088  $ 27,725,787   $    (24,073)  $(27,520,358)  $    181,356
==========================================================================================================


                             SEE ACCOMPANYING NOTES

                           USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (STATED IN US DOLLARS)
=================================================================================================


SIX MONTHS ENDED JUNE 30,                                                  2001          2000
-------------------------------------------------------------------------------------------------
                                          (UNAUDITED)
Cash flows from operating activities:
Net loss                                                               $(2,217,876)  $(1,413,769)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                                              171,977       113,323
Noncash compensation charge                                                565,597             -
Changes in operating assets and liabilities:
 (Increase)  Decrease in accounts receivable                               102,753      (134,721)
 (Increase) in loan receivable                                                   -      (100,000)
  Decrease in prepaid expenses and other current assets                     82,337        21,150
  Increase in other assets                                                  (4,000)            -
  Increase in accounts payable and accrued expenses                       (115,586)      143,568
  Decrease in accounts payable and accrued expenses -
     related parties                                                       (20,830)            -
  Increase in due to related parties                                        42,348        58,005

-------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                   (1,393,280)   (1,312,444)
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of property and equipment, net                                  (422,492)     (235,795)
Patent fees                                                                      -        (1,928)

-------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                     (422,492)     (237,723)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from the issuance of common stock                               1,333,260       947,122
Proceeds from the issuance of common stock upon exercise of warrants
warrants                                                                    60,859             -

Common stock subscribed                                                          -       803,643
Loans from related parties                                                 299,916             -

-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,694,035     1,750,765
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (121,737)      200,598

Cash and cash equivalents at beginning of period                           231,197       417,666
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $   109,460   $   618,264
=================================================================================================


                             SEE ACCOMPANYING NOTES

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------


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

 The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at June 30, 2001 and 2000.

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

From January 1, 2001 to June 30, 2001, the Company issued 125,000 and 95,000 shares of common stock upon the exercise of warrants with exercise price of $.125 and $.476 per common share, respectively.

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------



NOTE  D  -  RELATED  PARTIES

Included in Due to Related Parties are advances from Shareholders of $299,916. These advances are at a 9% rate of interest and due on demand.

NOTE  E  -  STOCK  OPTION  PLAN

In June 2001 the Company adopted a new Stock Option Plan named the 2001 Plan. The 2001 Plan authorizes the issuance of up to 8,400,000 of the Company's common shares, subject to adjustment under certain circumstances, pursuant to exercise of options to be granted under the 2001 Plan. The Company is listed on the Canadian Venture Exchange ("CDNX") and therefore is subject to certain listing requirements which include that the aggregate of the stock option plans does not exceed 10% of the Company's issued and outstanding stock. The stock subject to options under the 2001 Plan will be authorized but unissued common shares of the Company, including shares issuable under options that terminate without being exercised in whole or in part. The 2001 Plan provides for the issuance of both incentive stock options and non-qualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code"). As of June 2001 no stock options have been granted from the 2001 Plan. The 1990 Stock Option Plan will remain in effect until all granted stock options are exercised, expired or canceled.

NOTE  F  -  CONTINGENT  LIABILTIY

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Certain statements contained in this Quarterly Report on Form 10-Q ("Report"), including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Readers should not place undue reliance on these forward-looking statements. USA Video's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in USA Video Interactive Corp.'s Annual Report on Form 10-K, the most important of which are summarized below under Factors Which May Affect Future Results of Operations, as well as in other documents USA Video files with the Securities and Exchange Commission ("SEC").

The following information has not been audited. You should read this information in conjunction with the unaudited financial statements and related notes to financial statements included in this report.

OVERVIEW OF THE COMPANY

USA Video Interactive Corp. ("USVO" or the "Company") designs and markets to business customers streaming video and video-on-demand services, systems, and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite, or wireless connectivity. The Company's systems, services, and delivery solutions include video content production, content encoding, media asset management, media and application hosting, content distribution, specialized engineering services, and Internet streaming hardware. Key areas of market focus are advertising, education, training, and entertainment for corporations, institutions, and consumers.

USVO holds the patent for Store-and-Forward Video-on-Demand (#5,130,792), filed in 1990 and issued by the United States Patent and Trademark Office on July 14, 1992. It has been cited by at least 145 subsequent patents. USVO holds similar patents in England, France, Spain, Italy, Germany, and Canada, and has a patent pending in Japan. USVO is actively engaged in licensing this patent.

MARKETS AND PRODUCTS:
As an outgrowth of its video streaming systems business and specialized engineering services, USVO has identified emerging markets for global media streaming services and has developed a unique solution to provide a wide range of business customers with value-added streaming media support services. With this services-based approach, called StreamHQ(TM), customers can leverage USVO's infrastructure and technical expertise, while focusing on their own core business competencies.

StreamHQ(TM) facilitates the transmission of digitized and compressed video to the user's desktop via multiple streaming modes that take advantage of the available connectivity. While competitive services take a "one-size-fits-all" streaming approach, StreamHQ(TM) brings unique value propositions to individual vertical markets with functionality designed specifically for those markets. Beyond quality streaming, USVO's overriding goal has been to give customers media asset management tools and information that provide a basis for them to calculate their return on investment in streaming media expenditures.

StreamHQ(TM) encompasses a range of end-to-end services from source to viewing, including content production, content encoding, asset management and protection, media and application hosting, multi-mode content distribution, and transaction data capture and reporting.

USVO has tailored an initial deployment product, Zmail(TM), which uses StreamHQ(TM) to deliver rich media emails. Zmail(TM) leverages the diverse functional capabilities of this architecture to provide a value-added service to advertisers, as well as other business applications, such as corporate communications, consumer notices, product recalls, and customer support.

Clicking on a link within a Zmail(TM) accesses a customized web page with an embedded, non-proprietary streaming player (e.g., Windows Media, QuickTime). The user can customize his or her viewing experience and access any of the web page links for additional information, guidance, or e-commerce. Zmail(TM) functionality monitors all media player transactions, as well as web click-throughs, and aggregates the data across multiple users to provide web-based campaign reports to the customer.

TECHNOLOGY APPROACH:
USVO is approaching the global media streaming services market with a Tier 1 media-streaming infrastructure that the Company has attempted to differentiate from competitive products and services in terms of architectural, functional, and business features. Leveraging some of the industry's most prominent providers for data storage, networking, and data management, StreamHQ(TM) strives to compete based on service availability, an efficient streaming process, redundancy and fail-over features, and continuity in the event of power outages.

USVO has created a modular system that can be scaled to meet the requirements of a growing clientele. StreamHQ(TM) can also be rapidly replicated to provide a streaming utility in multiple Internet Data Centers around the world.

StreamHQ(TM) functionality is software driven, allowing USVO to create future system enhancements based on the needs of the marketplace. Additionally, USVO can customize the baseline features of StreamHQ(TM) and plans to expand the system features to support the specialized needs of additional types of customers.

RESEARCH AND DEVELOPMENT:
USVO has ongoing research and development (R&D) efforts that are aimed at improving the efficiency and security of media delivery to clients. Among these R&D efforts is the ongoing development of wavelet-based video compression techniques that allow high-quality video files to be streamed at low bit rates, thereby optimizing the use of available bandwidth. USVO also has a proprietary still-image wavelet compression technology. Part of USVO's R&D effort is the development of technology that will help protect the intellectual property of content owners.

BUSINESS OBJECTIVES:
USVO has established the following near-term business objectives:
1. Establish StreamHQ(TM) as the industry standard in the streaming video and rich media marketplace;
2. Generate services- and systems-based revenues in accordance with the corporate business plan;
3. Attain industry recognition for the superior architectural, functional, and business differentiators of the StreamHQ(TM) architecture;
4. Leverage USVO's digital video patent for licensing fees and partnerships in the United States and internationally;
5. Develop at least one client per year for a complete StreamHQ(TM) system, including intellectual property licensing and operational support;
6. Expand StreamHQ(TM) functionality to provide enhanced support for corporate training and education markets; and
7. Patent and license new technology developed within the corporate R&D program.

MARKET PERSPECTIVE:
With its StreamHQ(TM) service offering, USVO's goals are: 1) to become a market-leading streaming media service provider; 2) to establish itself as a leader in streaming technology innovation; 3) to capture revenue and market share from services and products in advertising, corporate communications, education, entertainment, and other markets. Numerous published reports estimate the current value of these markets as in excess of 20 billion dollars. As a secondary objective, USVO intends to leverage its broad video-on-demand patent by licensing it to other companies.

The Company was incorporated on April 18, 1986, as First Commercial Financial Group Inc. in the Province of Alberta, Canada. In 1989,its name was changed to Micron Metals Canada Corp., which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business. In 1995, the Company changed its name to USA Video Interactive Corp. and continued its corporate existence to the State of Wyoming. The Company has four wholly-owned subsidiaries: USA Video (California) Corp., USA Video Corp., USA Video Productions Inc., and USA Video Technologies, Inc. USA Video's executive and corporate offices are located in Mystic, Connecticut, and its Canadian offices are located in Vancouver, British Columbia.

RESULTS OF OPERATIONS

Sales

The Company had essentially no sales revenue for the six-month period ended June 30, 2001, compared to revenue of $238,600 for the six-month, $75,000 three month period ended June 30, 2000. The decline in revenue, which began in the fourth quarter and is continuing, is attributable to the continuing decline in demand throughout the technology sector, as well as the Company's decreased marketing of its hardware products in connection with the shift in focus of its core business. Starting in the fourth quarter of 2000 and continuing during the first six months of 2001, the Company concentrated its managerial and technical efforts on the remaining critical stages of developing and refining its new streaming rich media services. The Company expects to bring these services to market during the third quarter of 2001.

These services are intended to become the Company's core business in place of its hardware-based systems for video encoding, decoding and streaming; the market for which has diminished significantly in the last nine to 12 months. The Company believes the market declined for a number reasons, the most important of which is that customers no longer can afford to invest in expensive hardware systems of this type. As a result, profit margins on the Company's hardware systems have continued to decline, as the Company has lowered prices in the face of declining demand. A change in focus was necessary to capture the market for affordable streaming media services.

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

Cost of Sales

The cost of sales for the six months ended June 30, 2001 was $20,566, as compared to $152,583 for the comparable period of 2000. For the three month period ended June 30, 2001, the cost of sales was $19,843 as compared to $50,641 for the comparable period 2000. The decrease in cost of sales is directly attributable to the decline in sales.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for day-to-day operations of the Company.

Selling, General and Administrative expenses for the three months ended June 30, 2001 decreased $135,338 to $638,490 from $773,828 for the three months ended June 30, 2000. The six months eneded June 30, 2001 these cost decreased by $182,385 to $1,060,996 from $1,243,381 for the comparable period.

Product marketing expenses for the six months ended June 30, 2001, decreased to $314,092 from $333,630 for the comparable period of 2000 and increased to $200,170 for the three months ended June 30, 2001 from $180,792 for the comparable period in 2000, as the Company reduced its marketing efforts for its old, hardware-based systems. The Company expects product marketing expenses to increase significantly during the remainder of 2001 as new products are launched. The Company has hired additional staff and engaged in marketing activities in an effort to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers. Other components of Selling, General and Administrative expense did not change significantly.

Research and Development Expenses

Research and development expenses consisted primarily of compensation, hardware, software, licensing fees, and new product applications for the Company's proprietary StreamHQ(TM). Research and development expenses increased by 76% to $439,609 for the six months ended June 30, 2001, from $250,490 for the comparable period in 2000 and by 10% to $204,375 for the three months ended June 30, 2001 from $185,232 for the comparable period in 2000, reflecting development of the StreamHQ(TM) and other technologies underlying the shift in the Company's business to a services-based model.

As the Company expands its business, its product development, product marketing, and other general and administrative expenses will continue to increase. Product development expenses, which include research and development expenses, will increase as the Company adds engineering personnel to its technology and Web development teams, and as its new technologies are integrated into its product line. Product marketing expenses will increase as the Company adds business development, sales, and marketing personnel to build business relationships, sell advertising time and build brand awareness. Advertising also will increase as the Company invests to grow its business. Other general and administrative expenses will grow as the Company continues to build its management infrastructure, including additional personnel, office space and internal information systems.

Non-Cash Compensation Charges

Non-cash compensation charges for the six months ended June 30, 2001 reflected charges in the first quarter of 2001 of $565,597. Of this amount, $462,097 was due to the issuance of common shares and common share warrants to the Company's officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance. Because the rules of the Canadian Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance. In addition, the Company issued options to purchase 150,000 common shares to consultants, resulting in a $97,500 charge. The Company also incurred a charge of $6,000 for the issuance of employee stock options.

Net Losses

To date, the Company has not achieved profitability and, in fact, expects to incur substantial net losses for at least the remainder of 2001. The Company's net loss for the six months ended June 30, 2001 was $2,217,876 as compared with a net loss of $1,413,769 for the six months ended June 30, 2000 and for the three months ended June 30, 2001 was $919,808 as compared to $890,615 for the comparable period.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company's had a cash position of $109,460, compared to $231,197 at December 31, 2000. The Company's principal sources of cash during the six months ended June 30, 2001, were proceeds of $1,333,260 from the issuance of stock in a private placement and $60,859 from the exercise of outstanding warrants. This was substantially offset by $1,393,280 of cash used in operating activities.

The Company will require additional financing to fund current operations through the third quarter of 2001. The Company has historically satisfied its capital needs primarily by issuing equity securities. The Company will require an additional $3.0 million to $3.5 million to finance operations for the rest of fiscal 2001 and intends to seek such financing through sales of its equity securities.

Assuming the aforementioned $3.0 million to $3.5 million in financing is obtained, the Company believes that continuing operations for the longer term will be supported through anticipated growth in revenues and through additional sales of the Company's securities. Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $5.0 million to $6.0 million for fiscal 2002. The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Certain risks and uncertainties could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. Risks and uncertainties have been set forth in the Company's Annual Report on Form 10-K, as well as in other documents the Company files with the SEC. These risk factors include the following:

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE ITS BUSINESS AND PROSPECTS.

The Company's business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as streaming media.

IF THE COMPANY IS UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IN THE NEXT FEW MONTHS IT MAY NOT BE ABLE TO MAINTAIN OPERATIONS AT CURRENT LEVELS.

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

CONTINUATION OF THE CURRENT SLUMP IN THE TECHNOLOGY SECTOR WILL ADVERSELY AFFECT DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES.

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

THE COMPANY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, WHICH COULD RENDER THE COMPANY'S PRODUCTS AND SERVICES OBSOLETE.

Keeping pace with the technological advances may require substantial expenditures and lead time, particularly with respect to acquiring updated hardware and infrastructure components of its systems. The Company may require additional financing to fund such acquisitions. Any such financing may not be available on commercially reasonably terms, if at all, when needed.

IF THE COMPANY DOES NOT CONTINUOUSLY IMPROVE ITS TECHNOLOGY IN A TIMELY MANNER, ITS PRODUCTS COULD BE RENDERED OBSOLETE.

These changes and developments may render the Company's products and technologies obsolete in the future. As a result, the Company's success depends on its ability to develop or adapt products and services or to acquire new products and services that can compete successfully. There can be no assurance that the Company will be successful in these efforts.

THE COMPANY INTENDS TO ISSUE ADDITIONAL EQUITY SECURITIES, WHICH MAY DILUTE THE INTERESTS OF CURRENT SHAREHOLDERS OR CARRY RIGHTS OR PREFERENCES SENIOR TO THE COMMON SHARES.

Accordingly, existing shareholders may experience additional dilution of their percentage ownership interest in the Company. In addition, the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company's common shares.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes its exposure to overall foreign currency risk is not material. The Company does not manage or maintain market risk sensitive instruments for trading or other purposes and is not exposed to the effects of interest rate fluctuations as it does not carry any long-term debt.

The Company reports its operations in US dollars and its currency exposure, although considered by the Company as immaterial, is primarily between the US and Canadian dollars. Exposure to other currency risks is also not material as international transactions are settled in US dollars. Any future financing undertaken by the Company will be denominated in US dollars. As the Company increases its marketing efforts, the related expenses will be primarily in US dollars. In addition, 90% of the Company's bank deposits are in US dollars.

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

The Company is not a party to any other material pending legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2001, 95,000 common shares were issued pursuant to warrants exercised for total proceeds of $45,234. The issuance of the shares was exempt from registration under Rules 504 and 506 of Regulation D under the Securities Act of 1933 ("Securities Act"). The Company has made publicly available financial and disclosure information with its filings to the Canadian Venture Exchange, and provided disclosure regarding the offering and the Company to the investors. The Company limited the manner of the offering. The purchasers included an executive officer/director and a non-affiliated investors.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.




The Company held an annual meeting of shareholders on June 28, 2001, at Providence, Rhode Island. At the meeting the shareholders voted to retain Anthony Castagno, Anton Drescher and Edwin Molina as Directors of the Company.

At the meeting the shareholders also approved the Company's 2001 Stock Option Plan (the "2001 Plan").
The 2001 Plan authorizes the issuance of up to 8,400,000 of the Company's common shares. However, because the Company's shares are listed on the Canadian Venture Exchange, the maximum number of shares issuable under the 2001 Plan and any other stock option plan of the Company may not exceed 10% of the issued and outstanding shares at the time of issuance.
The Company's other stock option plan, adopted in 1990 when the Company was a Canadian corporation and its employees located mostly in Canada, did not provide for the granting of incentive stock options under the Code (define).

Also at the meeting, the shareholders approved the appointment of Goldstein Golub Kessler LLP as auditors for the year ending December 31, 2001.


Matter Voted Upon             No. of Votes For  No. of Votes Against  No. of Votes Withheld
-----------------             ----------------  --------------------  ---------------------
1. Election of Directors            43,712,401                   nil              1,221,089

2. Approval of he 2001
     Stock Option Plan              20,553,266             2,231,982                 40,130


3. Appoint Goldstein Golub
     Kessler LLP as auditors
     of the Company for the
     year ending
     December 31, 2001              47,596,817                   nil                295,604


Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               I - 2001 Stock Option Plan.

          (b)  Reports on Form 8-K

               None.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     USA Video Interactive Corp.

Dated: August 10, 2001               By:  /s/  Anton J. Drescher
                                     --------------------------------
                                     Name: Anton J. Drescher
                                     Title:  Chief Financial Officer

                                     - 10 -
                                                                      APPENDIX I
MS  Word:  32138.04
                           USA VIDEO INTERACTIVE CORP.
                           ---------------------------

                             2001 STOCK OPTION PLAN
                             ----------------------

1.     PURPOSE  OF  PLAN
       -----------------

     The purpose of this 2001 Stock Option Plan (the "Plan") is to assist USA Video Interactive Corp. (the "Company") and any parent or subsidiary (together with the Company, the "Companies") in the continued employment or service of officers, employees, consultants and directors by offering them a greater stake in the Companies' success and a closer identity with the Companies, and to aid in attracting individuals whose employment or services would be helpful to the Companies and would contribute to their success.

2.     DEFINITIONS
       -----------

     (a)  "Board"  means  the  board  of  directors  of  the  Company.

     (b)  "Code"  means  the  Internal  Revenue  Code  of  1986,  as  amended.

     (c)  "Committee"  means  the  committee  described  in  Paragraph  5.

     (d) "Companies" means the Company and any parent or subsidiary, as defined in Sections 424(e) and 424(f) of the Code.

     (e) "Date of Grant" means the date on which an Option is granted, or on which the exercise price of an outstanding Option is modified.

     (f) "Exercise Price" means the price per Share that an Optionee must pay in order to exercise an Option.

     (g) "Incentive Stock Option" shall mean an Option granted under the Plan, designated at the time of such grant as an incentive stock option (and qualifying as such under Section 422 of the Code) and containing the terms specified herein for incentive stock options.

     (h) "Non-Qualified Option" shall mean an Option granted under the Plan, which is designated at the time of such grant as a non-qualified option, which contains the terms specified herein for non-qualified options, and which fails to qualify as an Incentive Stock Option within the meaning of Section 422 of the Code.

     (i) "Option" means any stock option granted under the Plan and described either in Paragraph 3(a) or 3(b).

     (j)  "Option  Agreement"  shall  have the meaning set forth in Paragraph 7.

     (k) "Optionee" means a person to whom an Option has been granted under the Plan, which Option has not been exercised and has not expired or terminated.

     (l)  "Shares"  means  common  shares,  no  par  value,  of  the  Company.

     (m) "Ten Percent Shareholder" means a person who on the Date of the Grant owns, either directly or within the meaning of the attribution rules contained in Section 424(d) of the Code, stock possessing more than ten percent of the total combined voting power of all classes of stock of his or her employer corporation or of its parent or subsidiary corporations, as defined respectively in Sections 424(e) and (f) of the Code.

     (n) "Value" means on any given date, the fair market value of the Shares as determined by the Board or the Committee, taking into account all information that the Board or the Committee considers relevant, including applicable provisions of the Code and rulings and regulations thereunder.

3.     RIGHTS  TO  BE  GRANTED
       -----------------------

     Rights  that  may  be  granted  under  the  Plan  are:

     (a) Incentive Stock Options, that give the Optionee the right for a specified time period to purchase a specified number of Shares at an Exercise Price not less than that specified in Paragraph 7(a).

     (b) Non-Qualified Options, that give the Optionee the right for a specified time period to purchase a specified number of Shares at an Exercise Price not less than that specified in Paragraph 7(a).

4.     STOCK  SUBJECT  TO  PLAN
       ------------------------

     The maximum number of Shares that may be issued under the Plan is 8,400,000 Shares, subject to adjustment pursuant to the provisions of Paragraph 10. If an Option terminates without having been exercised in whole or part, other Options may be granted covering the Shares as to which the Option was not exercised. Notwithstanding anything to the contrary contained in the Plan, the aggregate number of Shares issued to an Optionee on the exercise of Options granted under the Plan, or reserved for issuance to an Optionee on the exercise of Options granted under the Plan, may not exceed ten percent (10%) of the maximum number of Shares authorized to be issued on the exercise of Options under the Plan.

5.     ADMINISTRATION  OF  PLAN
       ------------------------

     (a) The Plan shall be administered, and the grant of Options under this Plan shall be approved in advance, by the Board, or if the Board by resolution so decides, by a stock option committee (the "Committee") designated by the Board, the members of which shall be appointed by and serve on such Committee at the pleasure of the Board.

     (b) To the extent required for transactions under the Plan to qualify for exemptions available under Rule 16b-3 promulgated under the U.S. Securities Act ("Rule 16b-3"), if the Board shall delegate its authority to the Committee then each member of the Committee will be a "Non-Employee Director" within the meaning of Rule 16b-3. To the extent required for compensation realized from the exercise of options issued under the Plan to be deductible by the Company or any of the Companies pursuant to Section 162(m) of the Code, the members of said Committee will be "outside directors" within the meaning of Section 162(m) of the Code.

6.     GRANTING  OF  OPTIONS
       ---------------------

     (a) Subject to Paragraph 7 hereof, the Company may, from time to time, designate: the officers, employees, consultants and/or directors of any of the Companies to whom Options may be granted; the number of Shares covered by an Option; the relevant Exercise Price of an Option; the vesting provisions of an Option; and the term of an Option.

     (b) An Incentive Stock Option shall not be granted to a director or consultant of any of the Companies unless, as of the Date of Grant, such director or consultant is also an officer or key employee of any of the Companies.

     (c) An Incentive Stock Option shall not be granted to a Ten Percent Shareholder except on such terms concerning the Exercise Price and period of exercise as are provided in Paragraph 7 with respect to such a person.

     (d) Any Option granted under the Plan shall be subject to the requirement that, if at any time counsel to the Company shall determine that the listing, registration or qualification of the Shares subject to such Option upon any securities exchange or other self-regulatory entity or under any law or regulation of any jurisdiction, or the consent or approval of any securities exchange or other self-regulatory entity or any governmental or regulatory body, is necessary as a condition of, or in connection with, the grant or exercise of such option or the issuance or purchase of Shares hereunder, such option may not be accepted or exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained on conditions acceptable to the Board. Nothing herein shall be deemed to require the Company to apply for or to obtain such listing, registration, qualification, consent or approval.

     (e) So long as the Shares are traded on the Canadian Venture Exchange ("CDNX"), all options granted under the Plan shall comply with the policies of the CDNX, including, but not limited to, the maximum number of Shares issuable under Options that may be granted to any one person and any restrictions from trading Shares issued upon exercise of Options.

     (f) The exercise price of any Option will not be reduced without CDNX approval and, in addition, if the Optionee is an insider of the Company, disinterested shareholder approval will be required for any such reduction in the exercise price. "Disinterested shareholder approval" means approval by a majority of the shareholders who vote on the resolution, provided that the insiders of the Company who are Optionees under the Plan and their associates may not vote on that resolution. An "insider" is any executive officer, director or Ten Percent Shareholder of the Company. An "associate" of any person is: a partner of that person; a trust or estate in which that person has a substantial beneficial interest or in which that person serves as a trustee or executor; a company of which that person beneficially owns or controls, directly or indirectly, voting securities carrying more than 10% of the voting rights; the spouse (including a "common law" spouse) or child of that person if that person is an individual; and a relative of that person or that person's spouse if that relative resides in the same home as that person. Holders of non-voting securities, if any, of the Company shall have full voting rights on a resolution requiring disinterested shareholder approval under this subsection.

     (g) For Options granted to employees, consultants or management company employees, the Company hereby represents to the CDNX that such Optionee is a bona fide employee, consultant or management company employee, as the case may be, of at least one of the Companies. The terms "employee," "consultant" and "management company employee" shall have the meanings set out in CDNX Policy 4.4.

7.     OPTION  AGREEMENTS  AND  TERMS
       ------------------------------

     Each Option shall be granted within ten (10) years of the date on which the Plan is adopted by the Board or the date the Plan is approved by the shareholders of the Company, whichever is earlier. Each Option shall be evidenced by an option agreement that shall be executed on behalf of the Company and by the respective Optionee ("Option Agreement"), in such form not inconsistent with the Plan as the Board or the Committee may from time to time determine, provided that the substance of this Paragraph 7 be included therein. The terms of each Option Agreement shall be consistent with the following:

     (a)  Exercise  Price.  In  the case of a Non-Qualified Option, the Exercise
          ---------------
          Price per Share shall not be less than eighty-five percent (85%) of the Value of such Share on the Date of Grant. In the case of an Incentive Stock Option, the Exercise Price per share shall not be less than one hundred percent (100%) of the Value of such Share on the Date of Grant; provided that with respect to any Incentive Stock Options granted to a Ten Percent Shareholder, the Exercise Price per Share shall not be less than one hundred ten percent (110%) of the Value of such Share on the Date of Grant; provided, that for so long as the Shares are traded on the Canadian Venture Exchange, no Option shall be granted having an exercise price that is less than the minimum exercise price permitted under the rules of such exchange at the time of grant.

     (b)  Restriction  on  Transferability. No Option granted hereunder shall be
          --------------------------------
          pledged, hypothecated, charged, transferred, assigned or otherwise encumbered or disposed of by the Optionee, whether voluntarily or by operation of law, otherwise than by will or the laws of descent and distribution, and any attempt to do so will cause such Option to be null and void. During the lifetime of the Optionee, an Option shall be exercisable only by him. Upon the death of an Optionee, the person to whom the rights shall have passed by will or by the laws of descent and distribution may exercise any Option in accordance with the provisions of Paragraph 7(e).

     (c)  Payment.  Full  payment  for  Shares purchased upon the exercise of an
          -------
          Option shall be made in cash or by wire transfer (at the option of the Optionee), certified check, cashier's check, personal check or "cashless exercise" (i.e., the Company's retention of that number of Shares acquired by the Optionee on exercise, which, at the time of exercise, has an aggregate fair market value equal to the payment owed by the Optionee to the Company under this Paragraph 7(c)). Upon the exercise of an Option, the Company shall have the right to require the Optionee to remit to the Company, in cash or by wire transfer, certified check, cashier's check or personal check, an amount sufficient to satisfy all U.S. federal, state and local withholding tax requirements prior to the delivery by the Company of any certificate for Shares.

     (d)  Issuance  of  Certificates.  Upon  payment  of  the  Exercise Price, a
          --------------------------
          certificate for the number of Shares shall be delivered to such Optionee by the Company. If listed on a national securities exchange or the Canadian Venture Exchange, or quoted on the Nasdaq Stock Market, the Company shall not be obligated to deliver any certificates for Shares until (A)(i) such Shares have been listed (or authorized for listing upon official notice of issuance) on each securities exchange upon which the outstanding Shares at the time are listed or
          (ii) if the outstanding Shares are quoted on the Nasdaq Stock Market, such Shares have been approved for quotation thereon and (B) there has been compliance with such laws or regulations as the Company may deem applicable. The Company shall use commercially reasonable efforts to effect such listing or reporting and compliance as promptly as practical.

     (e)  Periods  of  Exercise  of  Options.  An Option shall be exercisable in
          ----------------------------------
          whole or in part for such time as may be stated in the Option Agreement, provided that:

          (i) an Incentive Stock Option granted to a Ten Percent Shareholder shall in no event be exercisable after five (5) years from the Date of Grant, and all other Options shall in no event be exercisable after ten (10) years from the Date of Grant; provided, that for so long as the Shares are traded on the Canadian Venture Exchange, no Option shall be granted having a term in excess of five years or such other period as provided under the rules of such exchange at the time of grant.

          (ii) Incentive Stock Options shall be subject to the limitation set forth in Paragraph 8;

          (iii) if an Optionee ceases to be employed by, or ceases to serve as an officer or director of, at least one of the Companies for any reason other than death, disability or termination for cause, any Option or unexercised portion thereof shall not be exercisable by such Optionee after three months from the date the Optionee ceases to be employed by, or ceases to serve as an officer or director of, at least one of the Companies;

          (iv) if an Optionee ceases to be employed by, or ceases to serve as an officer or director of, at least one of the Companies, and such employment or service was terminated for cause, any Option or unexercised portion thereof shall terminate forthwith;

          (v) if an Optionee ceases to be employed by, or ceases to serve as an officer or director of, at least one of the Companies due to disability, any Option or unexercised portion thereof shall not be exercisable by such Optionee after one year from the date the Optionee ceases to be employed by, or ceases to serve as an officer, consultant or director of, at least one of the Companies; and

          (vi) if an Optionee ceases to be employed by, or ceases to serve as an officer, consultant or director of, one or more of the Companies due to death, any Option or unexercised portion thereof shall not be exercisable after one year from the date of death; provided that in such event, the person to whom the rights of the Optionee shall have passed by will or by the laws of descent and distribution may exercise any of the decedent's Options to the extent determined by the Company in its discretion, even if the date of exercise is within any time period before or after which such Option would not be exercisable under the Plan.

          (vii) Notwithstanding anything to the contrary in this Section 7, for so long as the Shares are traded on the CDNX, any Option granted to an Optionee engaged in providing investor relations services, as defined in CDNX Policy 1.1, to one or more of the Companies shall not be exercisable after (a) 90 days from the date the Optionee ceases to be employed by at least one of the Companies by reason of disability, (b) one year from the date the Optionee ceases to be employed by at least one of the Companies by reason of death, and (c) 30 days from the date the Optionee ceases to be employed by, or to provide investor relations services to, at least one of the Companies for any reason other than disability or death.

     (f)  Date  of Exercise. The date of exercise of an Option shall be the date
          -----------------
          on which written notice of exercise is hand delivered or telecopied to the Company, attention: Secretary; provided that the Company shall not be obliged to deliver any certificates for Shares pursuant to the exercise of an Option until the Optionee shall have made full payment for such Shares in accordance with Paragraph 7(c). Each such exercise shall be irrevocable when given. Each notice of exercise must state whether the Optionee is exercising an Incentive Stock Option or a Non-Qualified Option and must include a statement of preference as to the manner in which payment to the Company shall be made (cash, wire transfer, certified check, cashier's check or personal check). Moreover, if required by the Board or Committee by notification to the Optionee at the time of granting of the option, it shall be a condition of such exercise that the Optionee represent that he is purchasing the Shares in respect of which the Option is being exercised for investment only and not with a view to resale or distribution.

     (g)  Termination  of Status. For the purposes of the Plan, a transfer of an
          ----------------------
          employee, officer, consultant or director between two companies, each of which is a company considered to be either a parent of the Company within the meaning of Section 424(e) of the Code or a subsidiary of the Company within the meaning of Section 424(f) of the Code, shall not be deemed a termination of employment or of service as an employee, officer, consultant or director.

     (h)  No Relation between Incentive Stock Options and Non-Qualified Options.
          ---------------------------------------------------------------------
          The grant, exercise, termination or expiration of any Incentive Stock Option granted to an Optionee shall have no effect upon any Non-Qualified Option held by such Optionee, nor shall the grant, exercise, termination or expiration of any Non-Qualified Option granted to an Optionee have any effect upon any Incentive Stock Option held by such Optionee.

8.     LIMITATION  ON  EXERCISE  OF  INCENTIVE  STOCK  OPTIONS
       -------------------------------------------------------

     The aggregate fair market value (determined as of the Date of Grant) of the Shares with respect to which Incentive Stock Options are exercisable for the first time by an Optionee during any calendar year under the Plan (and any other plan of his employer corporation and its parent and subsidiary corporations, as defined respectively in Sections 424(e) and (f) of the Code), shall not exceed One Hundred Thousand Dollars in U.S. funds (US $100,000). Accordingly, to the extent that the aggregate fair market value (determined as of the Date of Grant) of the Shares with respect to which Incentive Stock Options (determined without reference to this Paragraph 8) are exercisable for the first time by an Optionee during any calendar year under this Plan (and any other plan of his employer corporation and its parent and subsidiary corporations, as defined respectively in Sections 424(e) and (f) of the Code) exceeds One Hundred Thousand Dollars in U.S. funds (US $100,000), such Options will be treated as Nonqualified Options (i.e., options which fail to qualify as incentive stock options within the meaning of Section 422 of the Code) in accordance with Section 422(d) of the Code.

9.     RIGHTS  AS  A  SHAREHOLDER
       --------------------------

     The Optionee (or his personal representatives or legatees) shall have no rights whatsoever as a shareholder in respect of any Shares covered by his option until the date of issuance of a share certificate to him (or his personal representatives or legatees) for such Shares. Without in any way limiting the generality of the foregoing, no adjustment shall be made for dividends or other rights for which the record date is prior to the date such share certificate is issued.

10.     CHANGES  IN  CAPITALIZATION
        ---------------------------

     In the event of a stock dividend, stock split, recapitalization, combination, subdivision, issuance of rights to all stockholders, or other similar corporate change, the Company shall make such adjustment in the aggregate number of Shares that may be issued under the Plan, and the number of Shares subject to, and the Exercise Price of, each then-outstanding Option, as it, in its sole and absolute discretion, deems appropriate.

11.     MERGERS,  DISPOSITIONS  AND  CERTAIN  OTHER  TRANSACTIONS
        ---------------------------------------------------------

     If during the term of any Option, the Company shall be merged into or consolidated with or otherwise combined with another person or entity, or substantially all of the property or stock of the Company is acquired by another person or entity, or there is a divisive reorganization, spin-off or liquidation or partial liquidation of the Company ("Reorganization"), the Company may choose to take no action with regard to the Options outstanding or to take any of the following courses of action:

     (a) The Company may provide in any agreement with respect to any such Reorganization that the surviving, new or acquiring corporation shall grant options to the Optionees to acquire shares in such corporation with respect to which the excess of the fair market value of the shares of such corporation subject to such options immediately after the consummation of such Reorganization over the aggregate exercise price of such options shall not be greater than the excess of the aggregate value of the Shares over the aggregate Exercise Price of the Options immediately prior to the consummation of such Reorganization; and that the grant of such options after the consummation of such Reorganization would not give the Optionees any additional benefits that the Optionees did not have before the consummation of such Reorganization; or

     (b) If the Board shall determine that such action is reasonable under the circumstances, it may give each Optionee the right, immediately prior to the consummation of such Reorganization, to exercise his Options in whole or in part, without regard to any restrictions on the time of exercise otherwise imposed pursuant to Paragraph 7(e) of the Plan, or the Board may take such other action as it shall determine to be reasonable under the circumstances in order to permit Optionees to realize the value of rights granted to them under the Plan.

12.     PLAN  NOT  TO  AFFECT  EMPLOYMENT
        ---------------------------------

     Neither the Plan nor any Option granted thereunder shall confer upon any employee, officer, consultant or director of any of the Companies any right to continue in the employment or service of any of the Companies.

13.     INTERPRETATION
        --------------

     The Board or the Committee shall have the power to interpret the Plan and to adopt, amend and rescind rules for putting the Plan into effect and administering it. The administration, interpretation, construction and application of the Plan and any provisions thereof made by the Board or the Committee shall be final and binding on all Optionees and on any other persons eligible under the provisions of the Plan to participate therein. No member of the Board or Committee shall be liable for any action taken or for any determination made in good faith in connection with the administration, interpretation, construction or application of the Plan. It is intended that the Incentive Stock Options shall constitute incentive stock options within the meaning of Section 422 of the Code, that the Non-Qualified Options shall constitute property subject to U.S. Federal income tax at exercise pursuant to the provisions of Section 83 of the Code, and that the Plan shall qualify for the exemption available under Rule 16b-3. The provisions of the Plan shall be interpreted and applied insofar as possible to carry out such intent.

14.     AMENDMENT  OR  DISCONTINUANCE  OF  THE  PLAN
        --------------------------------------------

     The Board may, subject to regulatory approval, amend or discontinue the Plan at any time, provided, however, that no such amendment may materially and adversely affect any option rights previously granted to an Optionee under the Plan without the written consent of the Optionee or other person then entitled to exercise such Option, except to the extent required by law or by the regulations, rules, by-laws or policies of any regulatory authority or stock exchange. However, any amendment of this Plan that would (a) increase or decrease the number of Shares that may be issued pursuant to Options granted under this Plan or (b) modify the requirements as to eligibility for participation in this Plan, shall be effective only if such amendment is approved by the shareholders of the Company within twelve months before or after the date on which such amendment is adopted by the Board and, if required, is also approved by any securities and stock exchange regulatory authorities having jurisdiction over the Shares.

15.     SECURITIES  LAWS
        ----------------

     The Company shall have the power to make each grant under the Plan subject to such conditions as it deems necessary or appropriate to comply with the then existing rules and regulations of the Securities and Exchange Commission and the applicable laws and regulations of any other jurisdiction.

16.     EFFECTIVE  DATE  AND  TERM  OF  PLAN
        ------------------------------------

     The Plan shall become effective on the date the Plan is adopted by the Board, and, unless sooner terminated by the Board, shall expire on the date that is ten years after the date on which the Plan is adopted by the Board or the date the Plan is approved by the Company's shareholders, whichever is earlier ("Expiration Date"). No Option granted under the Plan shall become exercisable unless and until the Plan shall have been approved by the Company's shareholders within twelve months before or after the date the Plan is adopted by the Board, and no Option may be granted under the Plan following the Expiration Date.

17.     GOVERNING  LAW
        --------------

     The Plan and all matters to which reference is made herein shall be governed by and interpreted in accordance with the laws of Wyoming, provided that, notwithstanding such choice of law, the federal laws of the United States shall be applicable herein to the extent specified or to the extent compliance with such laws is mandatory.

        By order of the Board of Directors of USA Video Interactive Corp.