Form 10-Q
period 2001-09-30
USA VIDEO INTERACTIVE CORP
filed 2001-11-09
CIK 1107280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001


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

Yes  |X|       No  |_|

At November 9, 2001, there were 88,445,088 shares of the registrant's common stock outstanding.


PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                           USA VIDEO INTERACTIVE CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

                              (Stated in US Dollars)
                               --------------------

                               USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                          (STATED IN US DOLLARS)
=========================================================================================================

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               2001             2000
                                                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                               $      113,075   $     231,197
  Marketable securities - related parties                                         84,495         202,826
  Accounts receivable, net of allowance for doubtful accounts of $7,000            8,981         122,813
  Inventory                                                                      145,911         145,911
  Prepaid expenses and other current assets                                       36,220          99,368
---------------------------------------------------------------------------------------------------------

     TOTAL CURRENT ASSETS                                                        388,682         802,115

Property and Equipment - at cost, net of accumulated
  depreciation of $443,812 and $194,871, respectively                          1,105,507         873,544

Other Assets, net of accumulated amortization of $25,659
  and $22,170, respectively                                                       49,947          68,412

Deferred Tax Assets, net of valuation allowance
  of $6,995,000 and $6,168,000, respectively                                           -               -

---------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                         $    1,544,136   $   1,744,071
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                   $      960,317   $   1,110,033
  Accounts payable and accrued expenses - related parties                              -          20,830
  Due to related parties                                                          81,063          75,896
---------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                 1,041,380       1,206,759
---------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock - no par value; authorized 250,000,000 shares, none issued
  Common stock - no par value; authorized 250,000,000 shares,
   issued and outstanding 88,445,088 and  81,700,088 shares, respectively     28,821,721      25,766,071
  Accumulated other comprehensive income (loss)                                  (44,608)         73,723
  Accumulated deficit                                                        (28,274,357)    (25,302,482)
---------------------------------------------------------------------------------------------------------

     STOCKHOLDERS' EQUITY                                                        502,756         537,312
---------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    1,544,136   $   1,744,071
=========================================================================================================

                                USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (STATED IN US DOLLARS)
                                                 (UNAUDITED)

============================================================================================================

                                             FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                               2001             2000             2001             2000
                                          ---------------  ---------------  ---------------  ---------------
Revenue                                   $       67,626   $      307,464   $      101,861   $      546,064
------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of sales                                   36,036          190,544           56,602          343,127
  Research and development                       232,695          232,581          672,304          483,071
  Selling, general and administrative            440,254          761,282        1,501,250        2,004,663
  Depreciation and amortization                  104,645           62,777          276,622          177,185
  Noncash compensation charges                     9,750                -          575,347                -
------------------------------------------------------------------------------------------------------------
Total expenses                                   823,380        1,247,184        3,082,125        3,008,046
------------------------------------------------------------------------------------------------------------
Loss from operations                            (755,754)        (939,720)      (2,980,264)      (2,461,982)
------------------------------------------------------------------------------------------------------------

Other income (expense)
  Interest income                                     98           11,756            5,132           19,495
  Other                                            1,657            2,051            3,257          102,805
------------------------------------------------------------------------------------------------------------
                                                   1,755           13,807            8,389          122,300
------------------------------------------------------------------------------------------------------------

Net loss                                  $     (753,999)  $     (925,913)  $   (2,971,875)  $   (2,339,682)
============================================================================================================

Net loss per share - basic and diluted    $         (.01)  $         (.01)  $         (.04)  $         (.03)
============================================================================================================
Weighted-average number of common
 shares outstanding - basic and diluted       84,533,977       74,784,088       83,719,069       74,784,088
============================================================================================================

                                 USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                            (STATED IN US DOLLARS)
                                                  (UNAUDITED)

=============================================================================================================
                                              FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2001             2000             2001             2000
                                            ---------------  ---------------  ---------------  ---------------
Net loss                                    $     (753,999)  $     (925,913)  $   (2,971,875)  $   (2,339,682)

Other comprehensive income:
  Change in unrealized gain on investments         (20,535)               -         (118,331)               -
--------------------------------------------------------------------------------------------------------------
Comprehensive loss                          $     (774,534)  $     (925,913)  $   (3,090,206)  $   (2,339,682)
==============================================================================================================

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (STATED IN US DOLLARS)
==========================================================================================================
                                                    (UNAUDITED)

                                         COMMON STOCK           ACCUMULATED
                                                                   OTHER
                                                               COMPREHENSIVE    ACCUMULATED  STOCKHOLDERS'
                                    SHARES         AMOUNT          LOSS           DEFICIT       EQUITY
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000        81,700,088  $ 25,766,071  $       73,723   $(25,302,482)  $   537,312
Issuance of common stock and
 common stock warrants for cash      6,500,000     2,407,391               -              -     2,407,391
Issuance of common stock upon
 exercise of warrants                  245,000        72,912               -              -        72,912
Noncash compensation charges                 -       575,347               -              -       575,347
Change in unrealized gains
 on investments                              -             -        (118,331)             -      (118,331)
Net loss                                     -             -               -     (2,971,875)   (2,971,875)
----------------------------------------------------------------------------------------------------------
Balance at September 30, 2001       88,445,088  $ 28,821,721  $      (44,608)  $(28,274,357)  $   502,756
==========================================================================================================

                           USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (STATED IN US DOLLARS)

=================================================================================================

NINE MONTHS ENDED SEPTEMBER 30,                                            2001          2000
---------------------------------------------------------------------  ------------  ------------
                                             (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                             $(2,971,875)  $(2,339,682)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                          276,622       177,185
    Noncash compensation charge                                            575,347             -
    Changes in operating assets and liabilities:
     (Increase)  Decrease in accounts receivable                           113,832      (298,833)
     (Increase) in loan receivable                                               -      (100,000)
      Decrease in prepaid expenses and other current assets                 63,148      (123,123)
      Increase in other assets                                                   -
      Increase in accounts payable and accrued expenses                   (149,716)      298,688
      Decrease in accounts payable and accrued expenses
         related parties                                                   (20,830)            -
      Increase in due to related parties                                     5,167        18,012
---------------------------------------------------------------------  ------------  ------------
        NET CASH USED IN OPERATING ACTIVITIES                           (2,108,305)   (2,367,753)
---------------------------------------------------------------------  ------------  ------------

Cash flows from investing activities:
  Purchases of property and equipment, net                                (486,120)     (281,735)
  Patent fees                                                               (4,000)       (6,814)
  Deposit                                                                        -       (75,000)
---------------------------------------------------------------------  ------------  ------------
        NET CASH USED IN INVESTING ACTIVITIES                             (490,120)     (363,549)
---------------------------------------------------------------------  ------------  ------------

Cash flows from financing activities:
  Proceeds from the issuance of common stock                             2,407,391     3,294,996
  Proceeds from the issuance of common stock upon exercise of
    warrants                                                                72,912             -

  Loans from related parties                                                     -             -
---------------------------------------------------------------------  ------------  ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                        2,480,303     3,294,996
---------------------------------------------------------------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents                      (118,122)      563,694

Cash and cash equivalents at beginning of period                           231,197       417,666
---------------------------------------------------------------------  ------------  ------------
Cash and cash equivalents at end of period                             $   113,075   $   981,360
=====================================================================  ============  ============

                  USA VIDEO INTERACTIVE CORP. AND SIBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2001
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------


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

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at September 30, 2001 and 2000.

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

From January 1, 2001 to September 30, 2001, the Company issued 125,000 and 120,000 shares of common stock upon the exercise of warrants with exercise price of $.125 and $.476 per common share, respectively.

                  USA VIDEO INTERACTIVE CORP. AND SIBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2001
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------


NOTE  C  -  COMMON  STOCK  (CONTINUED)

On September 28, 2001, the Company issued 3,512,500 units to investors at $.27 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.35 per share.

On September 28, 2001, the Company issued 487,500 units to employees at $.27 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.35 per share. The Company charged operations for approximately $9,750 representing the differential between the fair value and the purchase price of the common stock.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Certain statements contained in this Quarterly Report on Form 10-Q ("Report"), including, without limitation, statements containing the words "believes,""anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Readers should not place undue reliance on these forward-looking statements. USA Video's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in USA Video Interactive Corp.'s Annual Report on Form 10-K, the most important of which are summarized below under Factors Which May Affect Future Results of Operations, as well as in other documents USA Video files with the Securities and Exchange Commission ("SEC").

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

USVO has tailored an initial deployment product, Zmail, which uses StreamHQ(TM) to deliver rich media emails. Zmail leverages the diverse functional capabilities of this architecture to provide a value-added service to advertisers, as well as other business applications, such as corporate communications, consumer notices, product recalls, and customer support.

Clicking on a link within a Zmail accesses a customized web page with an embedded, non-proprietary streaming player (e.g., Windows Media, QuickTime). The user can customize his or her viewing experience and access any of the web page links for additional information, guidance, or e-commerce. Zmail functionality monitors all media player transactions, as well as web click-throughs, and aggregates the data across multiple users to provide web-based campaign reports to the customer.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2001 were $101,861, compared to revenue of $546,064 for the nine-month period ended September 30, 2000.

Sales for the three-month period ended September 30, 2001 were $67,626 compared to $307,464 three-month period ended September 30, 2000. The decline in revenue, which began in the fourth quarter of 2000 and is continuing, is attributable to the continuing decline in demand throughout the technology sector, as well the Company decreased the marketing of its hardware products in connection with the shift in focus of its core business. Starting in the fourth quarter of 2000 and continuing during the first nine months of 2001, the Company concentrated its managerial and technical efforts on the remaining critical stages of developing and refining its new streaming rich media services.

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

Cost of Sales

The cost of sales for the nine months ended September 30, 2001 was $56,602, as compared to $343,127 for the comparable period of 2000. For the three-month period ended September 30, 2001, the cost of sales was $36,036 as compared to $190,544 for the comparable period 2000. The decrease in cost of sales is directly attributable to the decline in sales.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for day-to-day operations of the Company.

Selling, General and Administrative expenses for the three months ended September 30, 2001 decreased $321,028 to $440,254 from $761,282 for the three months ended September 30, 2000. The nine months ended September 30, 2001 these cost decreased by $503,413 to $1,501,250 from $2,004,663 for the comparable period.

Product marketing expenses for the nine months ended September 30, 2001, decreased to $489,458 from $662,637 for the comparable period of 2000 and decreased to $175,366 for the three months ended September 30, 2001 from $329,007 for the comparable period in 2000, as the Company reduced its marketing efforts for its old, hardware-based systems. The Company expects product marketing expenses to increase significantly during the remainder of 2001 as new products are launched. The Company has hired additional staff and engaged in marketing activities in an effort to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers. Other components of Selling, General and Administrative expense did not change significantly.

Research and Development Expenses

Research and development expenses consisted primarily of compensation, hardware, software, licensing fees, and new product applications for the Company's proprietary StreamHQ(TM). Research and development expenses increased by 39% to $672,304 for the nine months ended September 30, 2001, from $483,071 for the comparable period in 2000. For the three months ended September 30, 2001, research and development expenses were approximately the same as the comparable three-month period in 2000 - $232,695 in 2001 versus $232,581 in 2000. This parity reflects the development of the StreamHQ(TM) and other technologies underlying the shift in the Company's business to a services-based model.

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

Non-Cash Compensation Charges

Non-cash compensation charges for the nine months ended September 30, 2001 reflected charges in the third and first quarter of 2001 of $575,347. Of this amount, $9,750 and $462,097, respectively, was due to the issuance of common shares and common share warrants to the Company's officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance. Because the rules of the Canadian Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance. In addition, the Company issued options to purchase 150,000 common shares to consultants, resulting in a $97,500 charge. The Company also incurred a charge of $6,000 for the issuance of employee stock options.

Net Losses

To date, the Company has not achieved profitability and, in fact, for the immediate future, expects to continue to incur substantial net losses. The Company's net loss for the nine months ended September 30, 2001 was $2,971,875 as compared with a net loss of $2,339,682 for the nine months ended September 30, 2000 and for the three months ended September 30, 2001 was $753,999 as compared to $925,913 for the comparable period.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's had a cash position of $113,075, compared to $231,197 at December 31, 2000. The Company's principal sources of cash during the nine months ended September 30, 2001, were proceeds of $2,407,391 from the issuance of stock from private placements and $72,912 from the exercise of outstanding warrants. This was substantially offset by $2,108,305 of cash used in operating activities.

The Company will require additional financing to fund current operations through the fourth quarter of 2001. The Company has historically satisfied its capital needs primarily by issuing equity securities. The Company will require an additional $1.0 million to $1.5 million to finance operations for the rest of fiscal 2001 and intends to seek such financing through sales of its equity securities.

Assuming the aforementioned $1.0 million to $1.5 million in financing is obtained, the Company believes that continuing operations for the longer term will be supported through anticipated growth in revenues and through additional sales of the Company's securities. Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $5.0 million to $6.0 million for fiscal 2002. The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

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

The Company requires substantial additional financing to maintain operations at current levels beyond the third quarter of 2001. Financing may not be available when needed on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

Item 2.   Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2001, 25,000 common shares were issued pursuant to warrants exercised for total proceeds of $12,053. The issuance of the shares was exempt from registration under Rules 504 and 506 of Regulation D under the Securities Act of 1933 ("Securities Act"). The Company has made publicly available financial and disclosure information with its filings to the Canadian Venture Exchange, and provided disclosure regarding the offering and the Company to the investors. The Company limited the manner of the offering. The purchaser was a non-affiliated investor.

During the quarter ended September 30, 2001, the Company completed an offering, which it commenced in August 2001, of units. Each unit consisted of one share of common stock and one warrant to acquire an additional share at $0.35 per share ($0.53 CN) by September 2003. On completion of the offering, a total of 4,000,000 units were issued at $0.27 per unit ($0.42
CN) for total proceeds of $1,074,131.34 (adjusted for exchange rate conversions for sales to Canadian purchasers).

The offer and sale of the  units  were  exempt  from  registration  under  Rule
506 of Regulation D of the  Securities Act. The Company   limited  the  manner
of  the   offering  and  provided disclosure   regarding  the  offering  and
the  Company  to  the investors.  Two officers  and  directors  of the  Company,
five employees  (two   accredited   investors  and  three   nonaccredited
investors) of the Company, two (2) additional unaffiliated nonaccredited investors, and fifteen (15) additional unaffiliated accredited investors
purchased  the  securities.   The Company believes that a portion of these sales
were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.


Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders during the third quarter of 2001.


Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               None.


SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     USA Video Interactive Corp.

Dated: November 9, 2001              By:  /s/  Anton J. Drescher
                                     --------------------------------
                                     Name: Anton J. Drescher
                                     Title:  Chief Financial Officer