Form 10-K
period 2001-12-31
USA VIDEO INTERACTIVE CORP
filed 2002-03-28
CIK 1107280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)

   |X| ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

                   For the fiscal year ended December 31, 2001

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

Registrant's  telephone  number,  included  area  code:     (860)  526-1560

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:     None

Securities  registered  pursuant to Section 12(g) of the Act:     Common Shares,
no  par  value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days.     Yes  |X|  No  |  |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.     |  |

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 26, 2002 (computed by reference to average of the bid and asked price on the NASD OTC Bulletin Board of the common shares on such date): $21,596,067. Number of common shares outstanding at March 26, 2002: 91,745,088.

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

INTRODUCTION

USA Video Interactive Corp. ("USA Video" or the "Company") designs and markets to business customers streaming video and VoD systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity. The Company's systems, services and delivery solutions include video content production, content encoding, media asset management, media and application hosting, multi-mode content distribution, transaction data capture and reporting, e-commerce, specialized engineering services, and Internet streaming hardware.

The Company's products and services are based on its proprietary rich media delivery infrastructure and software and its Store and Forward Video-on-Demand ("VoD") patent. These technologies, together with video compression technology, facilitate the delivery of video to an end user in a timely and interactive fashion.

USA Video has developed a number of specific products and services based on these technologies. These include StreamHQ(TM), a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ(TM), a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster(TM); ZMail(TM), a service that delivers web and rich media content to targeted audiences, and mediaClix(TM), a service that delivers content similar to Zmail but originating from an existing web presence.

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

BUSINESS  ENVIRONMENT

The cost of bandwidth and supporting equipment, such as cable modems and other broadband connectivity to homes and businesses, is expected to continue to decrease over the next several years, bringing expanded use of high bandwidth applications for video transmission to the general market. Meanwhile, compression technologies continue to improve, allowing delivery of higher quality content using existing connectivity.

USA Video believes that market conditions are favorable for continued acceptance of mainstream VoD services. In published highlights of its 14th annual Communications Industry Forecast, industry merchant bank Veronis Suhler notes that per-person daily use of all forms of media continues to increase and is expected to pass 10 hours per day by 2004. In addition, Veronis Suhler forecasts that Internet advertising will more than quadruple to $24.4 billion by 2004, surpassing cable, network TV and consumer magazines, as total advertising spending grows 8.6% yearly through 2004. Total U.S. spending on media is expected to reach $663.3 billion by 2003. The 7.5% combined annual growth rate will make communications the second fastest-growing industry (behind telecommunications) among the top 12 U.S. industries.

USA Video believes its source-to-destination streaming media delivery services hold significant potential for the on-line advertising and other industries. According to Arbitron/Edison Media Research's Internet VI Study released on February 7, 2001, streaming media usage has increased in the past year. As of January 2001, 13% of Americans (more than 30 million people) use Internet audio or video each month, compared to 10% in January 2000. More than one-quarter (27%) of Americans (more than 61 million people) have used Internet audio or video while 6%, over 13 million people, use streaming media each week, according to the Internet VI study. USA Video's streaming media delivery services are designed to be highly functional, cost-effective and easily implemented for advertisers targeting specific demographic groups.

STRATEGIC  PLAN

USA Video's principal, near term, strategic objective is to expand its StreamHQ(TM) services business, while pursuing opportunities to sell replicated StreamHQ(TM) systems to corporations and organizations that prefer systems solutions to services solutions. To this end, the Company intends to:

- Continue StreamHQ(TM) functionality development, particularly the automation of processes and client account management, which allows more efficient delivery of services and expansion of the services client base;

- Scale the StreamHQ(TM) infrastructure in modular fashion as necessary to support an increasing number and size of Zmail and mediaClix(TM) campaigns;

- Establish multiple marketing and distribution channels, particularly in the form of alliances with third parties, including some of the Company's product and service suppliers; and

- Expand and enable the organic sales and marketing team, to support increased direct marketing to various markets, including advertising, corporate communications, customer service, entertainment, and education.

With regard to its patent, USA Video believes that the expected substantial increases in bandwidth capacity, accompanying decreases in bandwidth cost, increases in consumer computer and video appliance storage capacity, and the proliferation of fast video file transfer techniques will result in an industry focus on downloading as an alternative to streaming as a content delivery mechanism. To position itself to take advantage of this anticipated shift, USA Video is placing increased emphasis on aggressively protecting its technology ownership rights, including licensing arrangements and other forms of enforcement.

PROPRIETARY  TECHNOLOGIES

USA Video's proprietary technologies include its (1) StreamHQ(TM) infrastructure, software, and service delivery processes; (2) Store and Forward

VoD  patent,  and  (3)  Digital  fingerprinting  piracy  deterrence  technology.

The ability for StreamHQ(TM) to deliver services to clients with market-specific value propositions stems from its scalable, streaming-enabled web infrastructure, the software functionality that resides on this infrastructure (such as innovative asset management and user transaction data capture and reporting), and the processes developed for delivering media campaigns to clients. By delivering features unique to individual markets, such as advertising, corporate communications, and customer service, StreamHQ(TM) services are differentiated from the generic services delivered by competitors.

USA Video's Store and Forward VoD Patent (#5,130,792) explicitly covers the rich media delivery model that is becoming more widely accepted as a means of delivering content for education, training, and entertainment; that is, faster-than-real-time download to computer and set-top box hard drives for subsequent content viewing without quality limitations resulting from insufficient or variable bandwidth. The impact of this patent becomes more significant as content owners and those that facilitate content delivery adopt this model.

The objective of USA Video's patent-pending digital fingerprinting technology is to deter digital video piracy once a user has been authorized to view the video. This is one of the major concerns preventing content owners from committing more of their content to the digital medium. Digital fingerprinting augments traditional digital rights management techniques, which primarily focus on encrypted video delivery and authorization to view. The digital fingerprint is rendered at the player as part of an authorized video stream and contains sufficient data to track a specific streaming event should the content be pirated and distributed.

PRODUCTS  AND  SERVICES

Streaming  media  delivery  services

In 2000, USA Video identified an emerging market for global media streaming services, which the Company developed under the brand "StreamHQ(TM)". StreamHQ(TM) allows corporate, educational, entertainment, and other types of business or institutional customers to use the Internet or an intranet to deliver rich media content to target audiences without having to buy, operate, and maintain a hardware system. StreamHQ(TM) is a customized, turnkey, streaming media support service. By offering business and other customers a complete source-to-destination service that consolidates web, streaming, and data management functionalities, StreamHQ(TM) eliminates the need for customers to deal with multiple service providers.

StreamHQ(TM)  services  range  from  source  to  viewing  and  include:

-    content  production;

-    content  encoding;

- media asset management, including streaming schedules and viewing entitlements;

- media and application hosting, multi-mode content distribution ("centralized streaming") using existing Internet services to route video to the user;

- "edge streaming" through video file transfers to a content distribution network ("CDN");

- "inside streaming" that places video files on cache and streaming servers located within a corporate or institutional LAN; and

-    transaction  data  capture  and  reporting.

In order to provide StreamHQ(TM) customers with a high level of service availability and reliability, together with an efficient and cost-effective media streaming process, USA Video has entered into arrangements with top ranked providers of data storage (EMC Corp.), a Tier 1 Internet data center (AT&T), and a CDN (Speedera Networks). Furthermore, redundancy, fail over, and security are important system design components that provide added value to clients.

A key service differentiator is user transaction data management, which consists of capture, analysis, and reporting of statistical data that enables the content owner to obtain important feedback on the effectiveness of campaigns. This data includes network performance and utilization statistics, including bandwidth utilization, number of streaming sessions, streaming rates, video quality and packets lost; total number of times the video was viewed; distribution of users who viewed various portions of the video; information on times of media access, length of time media was viewed, and actions taken during viewing (pause, stop, rewind, etc.). The same data can be used by USA Video to monitor the performance of the StreamHQ(TM) system and delivery network. Additional StreamHQ(TM) features include the ability to analyze usage by location; the percentage of users who forwarded the video to other people; the percentage of users who received and viewed the forwarded video email; and categorization of users by operating system, browser type, and connection speed. Additional functionality can be customized to meet specific customer requirements.

The StreamHQ(TM) infrastructure is hosted at AT&T's midtown-Manhattan Internet data center ("IDC"). USA Video publishes content and monitors operations from its operations center in Mystic, Connecticut, allowing services to be delivered and maintenance to be performed without excessive travel requirements. Aside from quality streaming, USA Video's overriding goal in its StreamHQ(TM) development and deployment has been to give customers media asset management features, tools, and information that provide accountability for their streaming expenditures. To that end, the Company has developed and is currently selling products that provide such a return on the customer's investment. Zmail is a rich media email tool that allows businesses, institutions, and organizations to communicate multi-media messages to targeted audiences via the Internet and to receive prompt, valuable feedback on the effectiveness of their communication campaigns. Zmail is an opt-in communication method, whereby the recipient is directed to a web-landing page containing an embedded media player and links to amplifying information about the media subject. All user actions within the page are captured, aggregated, and provided to the customer as intuitive statistical and trend reports. Similar to Zmail, mediaClix(TM) offers a similar landing page and media content; however, access is from a client's existing web presence rather than an opt-in email.

Many of USVO's competitors are burdened with huge infrastructures for content delivery and, with the recent economic downturn, are having difficulty finding customers to utilize it. On the other hand, USA Video has taken a very austere approach to system deployment, focusing exclusively on the head-end portion of the rich media delivery architecture. Also, as a highly modular infrastructure that uses appliance-like, functionally specific components, StreamHQ(TM) is highly scalable. The system has been initially scaled to accommodate a day-one client base, in terms of storage, streaming, web, database, and bandwidth components. As this client base increases, StreamHQ(TM) can be scaled with ease and efficiency by simply adding one or more functional components. To minimize the amount of system support that is required, USA Video has built redundancy, fail-over, and security into the StreamHQ(TM) infrastructure to facilitate a straightforward maintenance approach.

Media  distribution  systems

As a unique system and service that integrates web, database, and streaming components within a single homogeneous system, the proprietary architecture, software, and processes for delivering service represent significant intellectual property for USA Video. StreamHQ(TM), as a system and collection of intellectual property, can offer the same advantages to other corporations, infrastructure providers, or managed Internet service providers. The meticulous documentation of every step in building the system allows the entire infrastructure, with all its capabilities, to be replicated expeditiously and with precision. USA Video is actively seeking qualified customers, such as Fortune 500 companies, governments, and educational institutions, as clients for custom StreamHQ(TM) systems. Such sales would include hardware and assembly, software customization, licensing of intellectual property, deployment, and ongoing support.

CUSTOMERS  AND  MARKETS

USA Video's customer and market focus is the business-to-business sector, rather than the consumer sector, because of the financial wherewithal of businesses to purchase value-added StreamHQ(TM) services and/or systems. USA Video has first targeted corporations and institutions that can derive a marketing advantage from the Zmail or mediaClix(TM) service, specifically companies that can benefit from a strong call to action embedded in an engaging rich media and web presentation directed at a target audience. Such a call to action can be to:

o     Attend  a  movie,
o     Register  for  a  conference,
o     Contribute  to  a  non-profit  organization,
o     Buy  a  product,
o     Sign  up  for  premium  services,  or
o     Vote  for  a  particular  outcome  in  an  election.

Correspondingly,  USA  Video's  customers  for  these  services  have  included:

o     Film  companies,
o     Event  promoters,
o     Ministries,
o     Travel  companies,
o     Sports  entertainment  centers,  and
o     Political  candidates.

USA Video's customers for these services can also be any business or organization that is dissatisfied with response rates from traditional email campaigns or who have no idea what the response rate is. Additionally, any client who wants to increase brand or product awareness in a more cost effective manner than television advertising would be an appropriate candidate for these services.

The Company is currently expanding the email component of these services to provide a comprehensive on-line marketing management capability so that customers will consider USA Video their sole source for meeting email marketing requirements. This system will deliver an integrated set of services for gathering email addresses, initiating, monitoring, and reporting on multiple campaigns, and managing and building client email lists.

As USA Video expands the customer base in the advertising and marketing sector, the Company is expanding its products and capabilities to market its services in the following additional business areas:


     Target  Market  Segment                    Business  Activity  Supported
     ---------------------                       ----------------------------

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

Education - includes colleges, universities, and elementary and high schools where video can be delivered to classrooms or offices and viewed on desktop computers or television. With instant digital access to enormous libraries of content, which may be located on or off site, instructors will be able to create specialized video programs that students may access at their convenience. The current, less efficient method of copying, mailing and logging videotapes can be replaced. StreamHQ(TM)'s inside streaming functionality will enable education customers to stream large files without interfering with the ordinary use of their Internet connections.

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

USA Video's marketing plan involves partnering with major solutions and services providers in the industry in order to augment the offerings of these companies with USA Video's unique services and solutions and to leverage their sales and distribution channels.

The Company is expanding its in-house and external sales forces for direct marketing to potential customers. The Company relies primarily on electronic on-line marketing collateral, not-cost media exposure, customer testimonials, and its own Zmail campaigns to increase awareness of its services and products.

COMPETITION

USA Video competes in the streaming media delivery market. This market is characterized by rapid growth, converging technologies, and frequent upgrades to new solutions that offer superior advantages. There are numerous vendors in each product and service category, but USA Video believes that only a relatively small number of competitors currently offer a package of consolidated "source-to-destination" services for delivering digital media and few, if any, provide unique value propositions to individual markets. USA Video expects that the overall number of competitors providing niche product solutions will increase due to the market's attractive growth potential. On the other hand, the Company expects the number of vendors supplying end-to-end networking solutions will not significantly increase for the foreseeable future due to the technological difficulties and costs in developing complete systems. The market is currently dominated by a small number of larger companies including Real Networks, Microsoft (via its Windows Media Player), Yahoo, Akamai, and several others, some of which offer end-to-end streaming media solutions.

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

RESEARCH  AND  DEVELOPMENT

Prior to 1999, USA Video conducted seven years of research and development of its proprietary VoD technology. In 1999, USA Video's focus shifted to marketing and sales of its products and services, with research and development directed primarily at supporting sales and development of Wavelet compression technology. In 2000, the Company devoted substantial resources to development of its StreamHQ(TM) services and began development of its proprietary still and motion Wavelet technology, which has been completed as mathematical processes. In 2001, the Company redirected the Wavelet development effort toward the invention of a content protection technology that is grounded in similar science as Wavelet compression. The result is the Company's patent-pending digital fingerprinting technology for piracy deterrence.

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

In fiscal 2001, 2000, and1999, the Company's research and development expenditures were approximately $999,000, $620,000,and $93,000, respectively.

INTELLECTUAL  PROPERTY

USA Video's success is dependent, in part, upon its proprietary technology. The Company generally relies upon patents, trademarks, and trade secret laws to establish and maintain its proprietary rights in its technology products and services.

USA Video applied for a U.S. patent for its Store and Forward VoD technology on February 1, 1990. Corresponding overseas applications were filed in several countries in 1992. USA Video was granted U.S. Patent #5,130,792 in July 1992. In June 2000, the U.S. Patent Office reinstated the patent, which had expired because of an administrative oversight that led to late payment of fees due in 1995.

On February 10, 1999, USA Video was granted patents on its Store and Forward VoD technology in five European countries: England, France, Germany, Italy and Spain. The technological characteristics of the European Patents are based on the U.S. Patent, covering systems for transmitting video programs to remote locations over a switched telephone network, and are similar in scope to the U.S. patent claims.

On June 12, 2000 USA Video was granted a patent by the Canadian Intellectual Property office - Canadian Patent No. 2,064,111 Video Communication System. The technological characteristics of the Canadian patent covering systems for transmitting video programs from a first location to remote locations providing for communication of the programs over selected commercial telephone networks. An additional patent application is pending in Japan.

On June 19, 2001, United States Patent Application No. 09/884,787, Method and Apparatus for Digitally Fingerprinting Videos, was officially filed with the U.S. Patent and Trademark Office.

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

EMPLOYEES

As of March 26, 2002, the Company employed twenty people, including its two senior executive officers, eight technology personnel, three finance and administration personnel, and seven sales and marketing personnel. The Company considers the relationships with its employees to be good. The Company has not experienced any work stoppages.

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

THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES; IT EXPECTS TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date, USA Video has not been profitable, has not generated significant revenue from operations, and has incurred substantial losses. For the year ended December 31, 2001, USA Video had a net loss of $3,760,821. As of December 31, 2001, the Company had an accumulated deficit of $29,063,303 and a working capital deficit of $828,530. The Company intends to continue to expend significant financial and management resources on the development of its proposed products and services, and other aspects of its business. As a result, the Company expects operating losses and negative cash flows to increase for the foreseeable future. Consequently, USA Video will need to significantly increase its revenues to achieve and maintain profitability. The Company may be unable to do so. If USA Video's revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, it may never achieve profitability. Because of factors discussed in this paragraph, USA Video's auditors, in their report on the Company's financial statements, have expressed substantial doubt concerning the Company's ability to continue as a going concern.

IF USA VIDEO IS UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IT MAY NOT BE ABLE TO REMAIN IN BUSINESS.

USA Video requires substantial working capital to fund its business. The Company has had significant operating losses and negative cash flow from operations since inception of its current business and expects to continue to do so for the foreseeable future. The Company's capital requirements will depend on several factors, including the rate of market acceptance of its products and services, the ability to establish and expand a client base and the growth and effectiveness of its sales and marketing efforts. USA Video estimates it will require from $3.0 to $3.5 million in financing to meet its working capital needs over the remainder of 2002 and substantial additional financing thereafter. Further, if capital requirements vary materially from those currently planned, the Company may require additional financing. The Company has no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

BECAUSE  A  SMALL  NUMBER  OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF USA
VIDEO'S  REVENUE,  IF  IT  LOSES  A  MAJOR  CUSTOMER,  ITS REVENUE COULD SUFFER.

One customer accounted for approximately 61% of USA Video's revenue for the year ended December 31, 2001. The Company expects a small number of customers will continue to account for a substantial portion of its revenue for the foreseeable future. USA Video's inability to increase the number of its customers or the loss of any one major customer could limit the Company's ability to maintain or increase its market share, or could cause revenue to drop quickly and unexpectedly.

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

USA Video headquarters and executive offices are located in Mystic, Connecticut. USA Video leases 1,116 square feet for an annual base rent of $20,400. The lease expired in 2000, and the Company occupies the facility on a month-to-month basis.

USA Video leases an additional 1,547 square feet of office space in Mystic, Connecticut at an annual base rent of $18,108. The lease expired in 2000, and the Company occupies the facility on a month-to-month basis.

USA Video also leases 600 square feet of office space located in Mystic, Connecticut, on a month-to-month basis at a monthly rent of $800.

USA Video also leases 147 square feet of office space located in Mystic, Connecticut, on a month-to-month basis at a monthly rent of $320.

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

ITEM  3.  LEGAL  PROCEEDINGS.

USA  Video  is  not  a  party  to  any  material  pending  legal  proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

PART  II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is a limited public market for the common shares of the Company. The common shares trade on the Canadian Venture Exchange (the "CDNX") (under the symbol "US"), and on the NASD OTC Bulletin Board (under the symbol "USVO"). From May 3, 2000 through August 28, 2000, the common shares were traded in the pink sheets published by the National Quotation Bureau.

The following table shows the high and low sales prices (in Canadian dollars) of the common shares as reported by the CDNX for the periods indicated.

                Canadian  Venture  Exchange
                      (Symbol  "US")

Quarter                            High                  Low
-------                            ----                  ---
                                   ($CAN)                ($CAN)

First  Quarter  2000                 15.00                   1.25
Second  Quarter  2000                 6.90                   2.06
Third  Quarter  2000                  5.20                   3.52
Fourth  Quarter  2000                 4.25                   0.72
First  Quarter  2001                  2.60                   0.70
Second  Quarter  2001                 1.19                   0.62
Third  Quarter  2001                  0.85                   0.35
Fourth  Quarter  2001                 0.67                   0.33

The following table shows the high and low prices of the common shares on the NASD OTC Bulletin Board (and in the pink sheets for the period May 3, 2000 to August 28, 2000). The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                         OTC Bulletin Board/Pink Sheets
                     (Symbol  "USVO")

Period                               High                  Low
------                               ----                  ---
                                     ($US)                 ($US)

First  Quarter  2000                   10.25                  0.85
Second  Quarter  2000                   4.969                 1.315
Third  Quarter  2000                    4.35                  2.06
Fourth  Quarter  2000                   2.844                 0.375
First  Quarter  2001                    7.74                  0.47
Second  Quarter  2001                   0.77                  0.38
Third  Quarter  2001                    0.60                  0.22
Fourth  Quarter  2001                   0.4125                0.21

As of March 26, 2002, there were 91,745,088 common shares outstanding, held by 1,270 shareholders of record.

To date, the Company has not paid any dividends on its common shares and does not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

All sales of securities made by USA Video during the year ended December 31, 2001 that were not registered under the Securities Act have been disclosed in USA Video's reports on Form 10-Q for the periods ended March 30, 2001, June 30, 2001 and September 30, 2001. The sales did not involve the use of an underwriter and no commissions were paid in connection with the sale of any of these securities.

ITEM  6.  SELECTED  FINANCIAL  DATA.

The following table presents selected historical financial data. The consolidated statement of operations data for the years ended December 31, 1999, 2000 and 2001, and the balance sheet data as of December 31, 2000 and 2001 are derived from USA Video's consolidated financial statements included elsewhere in this report, which have been audited by Amisano Hanson (1999) and Goldstein Golub Kessler LLP (2000 and 2001), independent auditors. The selected financial data should be read in conjunction with USA Video's consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                  December  31,


Item                    2001               2000               1999              1998                1997


Revenue                 $124,006          $638,592            $20,500              --                 --

Net loss            ($3,760,821)       ($4,661,652)       ($1,684,468)       ($981,598)        ($678,156)

Loss per share            ($.04)             ($.06)             ($.03)           ($.02)           ($0.02)

Total assets         $1,382,178          $1,744,071           $995,351         $435,232          $418,354

Long-term obligations        --                  --                 --              --                 --

Cash dividends per share     --                  --                 --              --                 --



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

OVERVIEW  OF  THE  COMPANY

USA Video was a development-stage company from January 1, 1992 to December 31, 1999, during which time it engaged primarily in the development of its end-to-end hardware systems and proprietary VoD and Wavelet compression technologies, and had very limited sales. In 2000, the Company made the first substantial sales of its end-to-end systems, and invested heavily in further development of its StreamHQ(TM) streaming media services. USA Video is transitioning its business from hardware sales to the providing of streaming media services and expects that the design and development of the first phase of its StreamHQ(TM) services will be completed during the second or third quarter of 2001. The development of StreamHQ(TM) has involved technology development, hardware and software selection and integration, and the cultivation of partnerships with suppliers and providers of services. The continued development and expansion of the Company's business will require ongoing investment in back-office systems, affiliations with network service providers and others, and increasing technical and sales/marketing staffs.

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

RESULTS  OF  OPERATIONS

REVENUES

Revenues for the year ended December 31, 2001 ("fiscal 2001") were $124,006, compared with $638,592 for the year ended December 31, 2000 ("fiscal 2000"). The Company had revenues of $20,500 for the year ended December 31, 1999 ("fiscal
1999"). Approximately forty percent (40%) of revenues for fiscal 2001 were derived from sales of the Company's hardware and software systems and approximately sixty percent (60%) were from provision of engineering services. The Company had one major customer who accounted for 61% of total revenues in fiscal 2001, and three major customers who, in the aggregate, accounted for 82% of total revenues in fiscal 2000, and one customer who accounted for all revenue in fiscal 1999.

EXPENSES

Total expenses for fiscal 2001 were $3,892,845, compared with $5,291,663 for fiscal 2000 and $1,598,826 for fiscal 1999. For fiscal 2001, cost of sales was $66,770, as compared with $393,496 for fiscal 2000 and $19,199 for fiscal 1999.

Research and development costs for fiscal 2001 were $999,058, as compared to $620,212 for fiscal 2000 and $93,337 for 1999. The increase in fiscal 2001 and 2000 was due primarily to development work on the Company's new services-based multi-mode rich media streaming solution, StreamHQ(TM), which required increased expenditures for manpower, equipment and software.

Selling, general and administrative expenses were $1,833,440 for fiscal 2001, as compared with $2,599,591 for fiscal 2000, and $1,372,928 for fiscal 1999.

Selling, general and administrative expenses consisted of marketing expenses, consulting fees, office, professional fees, and other expenses to execute the Company's business plan and for day-to-day operations. The decreases resulted from the Company's focus on developing products (StreamHQ(TM)). The primary components of the decreases from fiscal 2000 to fiscal 2001 were:

- a $284,911 decrease in fiscal 2001 in marketing expenses, as the Company revamped marketing objectives and strategies to isolate on the release of StreamHQ(TM) late in the third quarter. The marketing staff continues to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers;

- a decrease of $236,458 (fiscal 2001) for administrative wages and salaries and other office expenses; and

- a $81,203 decrease in advertising in fiscal 2001, as the Company, replaced media advertising with an increased sales force.

Selling, general and administrative expenses consisted of marketing expenses, consulting fees, office, professional fees, and other expenses to execute the Company's business plan and for day-to-day operations. The substantial year-to-year increases resulted from the Company's increased efforts to bring products to market. The primary components of the increases fiscal 2000 to fiscal 1999 were:

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

Additional expenses included depreciation and amortization of $407,880 for fiscal 2001, compared to $224,581 for fiscal 2000 and $113,362 for fiscal 1999, as the Company added machinery and equipment necessary for the development of new products and services. Non-cash compensation charges for fiscal 2001 were $ 585,697 and fiscal 2000 were $1,453,783, due mostly to issuance of common shares and common share warrants to the Company's officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance. Because the rules of the Canadian Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other decreases in expenses included printing, as materials were produced in-house, and website related expenses were performed by in-house staff.

With the release of StreamHQ(TM) the Company will expand its business, its product development, sales and marketing, and general and administrative expenses will continue to increase. Product development expenses will increase as the Company adds engineering personnel to its technology and Web development teams, and as its new technologies are integrated into its product line. Sales and marketing expenses will increase as the Company adds business development, sales, and marketing personnel to build business relationships and brand awareness. Advertising and public relations expenses also will increase as the Company grows its business. General and administrative expenses will increase as the Company continues to build its management infrastructure, including additional personnel, office space and internal information systems.

NET  LOSSES

To date, the Company has not achieved profitability and expects to incur substantial losses for the foreseeable future. The Company's net loss for fiscal 2001 was $3,760,821, compared with a net loss of $4,661,652 for fiscal 2000, and $1,657,078 for fiscal 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2001, the Company's cash position was $104,238, a decrease of $126,959 from December 31, 2000. The Company had a working capital deficit of $828,530 and an accumulated deficit of $29,063,303 at December 31, 2001.

The Company's principal source of cash during fiscal 2001 was proceeds of $3,140,303 received upon exercise of warrants and from private placements of its equity securities. This was offset by $2,707,658 of cash used in operating activities and $559,604 for purchase of equipment.

The Company has historically satisfied its capital needs primarily by issuing equity securities to its officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During fiscal 2001, the Company completed three private placements, resulting in gross proceeds to the Company of $3,067,391.

In the first offering, the Company sold 2,500,000 units, each consisting of one common share and one warrant to acquire an additional share at $0.66 per share by March 12, 2003, at $0.54 per unit, for total proceeds of $1,333,260. In the second offering, the Company sold 4,000,000 units at $0.27 per unit for $1,074,131 in proceeds. Each unit consisted of one (1) common share and one (1) share purchase warrant to purchase one (1) common share at $0.35 per share, exercisable until September 28, 2003. In the third offering, the Company sold 3,300,000 units, each consisting of one common share and one warrant to acquire an additional share at $0.26 per share by December 31, 2003, at $0.20 per unit, for total proceeds of $660,000.

The Company also received proceeds of $72,912 from the exercise of outstanding warrants in fiscal 2001.

The Company's independent accountants, in their report accompanying the Company's audited financial statements at and for the year ended December 31, 2001, have stated that there is substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2001, the Company had $104,238 in cash. The Company will require an additional $3.0 million to $3.5 million to finance operations for the fiscal 2002 and intends to obtain such financing through sales of its equity securities. The threat to the Company's ability to continue as a going concern will be removed only when revenues have reached a level that sustains the Company's business operations.

Assuming the aforementioned $3.0 million to $3.5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of the Company's securities. Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $5.0 million to $6.0 million for fiscal 2003. The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

USA Video believes its exposure to overall foreign currency risk is not material. USA Video does not manage or maintain market risk sensitive instruments for trading or other purposes and is not exposed to the effects of interest rate fluctuations as it does not carry any long-term debt.

USA Video reports its operations in US dollars and its currency exposure, although considered by USA Video as immaterial, is primarily between the US and Canadian dollars. Exposure to other currency risks is also not material as international transactions are settled in US dollars. Any future financing undertaken by USA Video will be denominated in US dollars. As USA Video increases its marketing efforts, the related expenses will be primarily in US dollars. In addition, 90% of USA Video's bank deposits are maintained in U.S. dollars.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-19 of this Report and are incorporated herein by reference.

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

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of USA Video:


Name                         Age              Position                             Period of Service


Edwin Molina                  46    Director, Chief Executive Officer and President      Since 1998

Anton J. Drescher (1)         45    Director, Chief Financial Officer and Secretary      Since 1994

Robert D. Smith Jr. (1)       51    Director and Chief Operating Officer                 Since 2000

Kent Norton                   42    Chief Information/Chief Technical Officer            Since 2000

Matthew W. Kinnaman (2)       41    Vice President, Strategic Innovation                 Since 2000

Daniel E. Kinnaman            45     Senior Vice President, Sales and Marketing          Since 2001

(1)     Member  of  the  Audit  Committee
(2)     Resigned  as  an  officer  effective  December  31,  2001


Anton Drescher, Edwin Molina, and Anthony Castagno were elected directors of USA Video in June 2001. Mr. Castagno resigned as an officer and director on August 31, 2001, and Robert D. Smith was appointed director to replace Mr. Castagno. Each director will serve until the next annual meeting of shareholders and his successor is elected and qualified.

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

ANTON  J.  DRESCHER  -  CHIEF  FINANCIAL  OFFICER,  SECRETARY  AND  DIRECTOR

Mr. Drescher has been Chief Financial Officer of USA Video since December 1994. He has also been a director and Secretary/ Treasurer of Cal-Star, Inc. (formerly Future Link Systems Inc.) a public company listed on the Canadian Venture
Exchange, which has been designated as an inactive issuer; Director and Secretary/Treasurer of IQuest Networks Inc. (formerly Interlink Systems Inc. and Glassmaster Industries, Inc.), a public company listed on The Canadian Venture Exchange ("CDNX") involved in digital audio distribution since 1996; President of Westpoint Management Consultants Limited, a private company engaged in tax and accounting consulting for business reorganizations since 1979; President of Harbour Pacific Capital Corp., a private British Columbia company involved in regulatory filings for businesses in Canada, since 1998; and, since 1991, a director and President of International Tower Hill Mines Limited, a public British Columbia company listed on the CDNX and involved in mineral exploration. Mr. Drescher has been a Certified Management Accountant since 1981.

ROBERT  D.  SMITH,  JR.  -  CHIEF  OPERATING  OFFICER  AND  DIRECTOR

Mr. Smith joined USA Video in August 2000 as Chief Operating Officer. Mr. Smith was formerly a vice president at Sonalysts Inc., of Waterford, Connecticut, where, for 22 years, he helped build the company into a $50 million, nearly 500-person international e-business, multimedia, software and engineering corporation. Mr. Smith graduated with distinction from the U.S. Naval Academy, where he was a Trident Scholar and earned a B.S. degree in oceanography and engineering. He served in a variety of officer positions in the nuclear submarine Navy prior to leaving active duty. Concurrent with his employment at Sonalysts, Inc. he continued to serve in the Naval Reserve, having recently retired with the rank of Captain.

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

DANIEL  E.  KINNAMAN  -  SENIOR  VICE  PRESIDENT,  SALES  AND  MARKETING

Mr. Kinniman joined USA Video in October 2001 as Senior Vice President of Sales and Marketing. Mr. Kinnaman was the Executive Vice President and Group Publisher for Professional Media Group LLC. In this position, he was responsible for the publication of two nationally circulated technology and education magazines and directed the advertising sales, editorial content, and overall business direction of these publications. For the past fifteen years, Mr.
Kinnaman has been a prominent speaker, writer, and independent advisor specializing in the business and education opportunities presented by emerging computer and networking technologies. He was instrumental in guiding the marketing strategy of Compaq Computer Corporation's education Division during a three-year period during which the division's sales grew considerably. Mr. Kinnaman holds a Bachelor of Science degree in Marketing from The University of Connecticut and a Master of Arts in Education from The University of Connecticut.

Mathew W. Kinnaman and Daniel Kinnaman are brothers. There are no other family relationship among any of the Company's executive officers and directors.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares. The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2001.

To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2001, the Company's officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except as follows:

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

4. Mr. Matt Kinnaman failed to file a Form 4 with respect to: (i) his acquisition by gift of 10,000 common shares in May 2000; (ii) his sales of 2,000 common shares in one transaction in June 2000; and (iii) his sales of 8,000 common shares in two transactions in September 2000, and a timely Form 5 with respect to the repricing in December 2000 of options to purchase 100,000 common shares from $2.00 to $1.00 per share. Mr. Kinnaman filed a Form 5 in March 2001 with respect to these transactions.

ITEM  11.  EXECUTIVE  COMPENSATION.

The following table sets forth compensation awarded to, earned by or paid to USA Video's Chief Executive Officer (CEO), and to other persons serving as executive officers of the Company as of December 31, 2001, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.



                                                                                  Long-Term  Compensation
                                                             --------------------------------------------------
                          Summary  Compensation  Table                       Awards                    Payouts
                             Annual  Compensation                            ----------------------------------
---------------------
    Name  and    ------------------------------------------------  Restricted   Securities
    Principal                                     Other  Annual    Stock       Underlying     LTIP      All Other
    Position    Year     Salary         Bonus     Compensation     Award(s)     Options/SARs  Payouts  Compensation
    ---------  ------   --------     ----------  -------------    ---------    -------------  -------  ------------
                           $              $             $             $               $           $            $
                         ------------------------------------------------------------------------------------------


Molina,         2001   $124,910         -0-        $125,000(4)       -0-              -0-       -0-         -0-
Edwin           2000   $128,361         -0-        $500,000(5)       -0-              -0-       -0-         -0-
(CEO)           1999   $120,999(1)      -0-        $200,665(6)       -0-        1,200,000       -0-         -0-

Drescher        2001   $120,000(2)      -0-        $200,000(7)       -0-          200,000       -0-         -0-
Anton,          2000   $120,000(2)      -0-        $500,000(8)       -0-          200,000       -0-         -0-
(CFO)           1999   $120,000(2)      -0-        $159,665(9)       -0-        1,000,000       -0-         -0-

Castagno,       2001   $82,496    v     -0-        $25,000(10)       -0-        1,100,000       -0-         -0-
Anthony (EVP)   2000   $125,722         -0-        $125,000(11)      -0-        1,100,000       -0-         -0-
                1999   $120,000(3)      -0-        $194,300(12)      -0-          250,000       -0-         -0-

Smith,          2001   $89,412     v    -0-        $22,900(13-15)    -0-              -0-       -0-         -0-



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

(4) In March 2001, Mr. Molina purchased 250,000 units (each comprised of one common share and one warrant to acquire one common share at $0.66 per share) at $0.54 per unit. This compensation resulted from the difference between the $0.54 purchase price and the $0.66 warrant exercise price and the fair market price of $0.84 of the common shares on the date of issuance of the units.

(5) In July 2000, Mr. Molina purchased 200,000 units (each comprised of one common share and one warrant to acquire one common share at $1.50 per share) at $1.50 per unit. This compensation resulted from the difference between the $1.50 purchase price and the $1.50 warrant exercise price and the fair market price of $2.75 of the common shares on the date of issuance of the units.

(6) From February through May, 1999, Mr. Molina exercised stock options for an aggregate of 800,000 shares at an exercise price of $.067 per share, resulting in compensation of $200,665.

(7) In March 2001, Mr. Drescher purchased 400,000 units (each comprised of one common share and one warrant to acquire one common share at $0.66 per share) at $0.54 per unit. This compensation resulted from the difference between the $0.54 purchase price and the $0.66 warrant exercise price and the fair market price of $0.84 of the common shares on the date of issuance of the units.

(8) In July 2000, Mr. Drescher purchased 200,000 units (each comprised of one common share and one warrant to acquire one common share at $1.50 per share) at $1.50 per unit. This compensation resulted from the difference between the $1.50 purchase price and the $1.50 warrant exercise price and the fair market price of $2.75 of the common shares on the date of issuance of the units.

(9) From February through June 1999, Mr. Drescher exercised stock options for an aggregate of 1,000,000 common shares at an exercise price of $.067 per share, resulting in compensation of $147,800. In 1999, Mr. Drescher received interest totalling $12,965 on loans made to USA Video.

(9) In January 1998, Mr. Drescher exercised stock options for 500,000 common shares at an exercise price of $.067 per share, resulting in compensation of $10,050. In 1998, Mr. Drescher received interest totalling $24,379 on loans made to USA Video.

(10) In March 2001, Mr. Castagno purchased 50,000 units (each comprised of one common share and one warrant to acquire one common share at $0.66 per share) at $0.54 per unit. This compensation resulted from the difference between the $0.54 purchase price and the $0.66 warrant exercise price and the fair market price of $0.84 of the common shares on the date of issuance of the units.

(11) In July 2000, Mr. Castagno purchased 50,000 units (each comprised of one common share and one warrant to acquire one common share at $1.50 per share) at $1.50 per unit. This compensation resulted from the difference between the $1.50 purchase price and the $1.50 warrant exercise price and the fair market price of $2.75 of the common shares on the date of issuance of the units.

(12) In July 1999, Mr. Castagno exercised stock options for 250,000 common shares at an exercise price of $.067 per share, resulting in compensation of $194,300.

(13) In March 2001, Mr. Smith purchased 40,000 units (each comprised of one common share and one warrant to acquire one common share at $0.66 per share) at $0.54 per unit. This compensation resulted from the difference between the $0.54 purchase price and the $0.66 warrant exercise price and the fair market price of $0.84 of the common shares on the date of issuance of the units.

(14) In September 2001, Mr. Smith purchased 45,000 units (each comprised of one common share and one warrant to acquire one common share at $0.35 per share) at $0.27 per unit. This compensation resulted from the difference between the $0.27 purchase price and the fair market price of $0.29 of the common shares on the date of issuance of the units.

(15) In December 2001, Mr. Smith purchased 100,000 units (each comprised of one common share and one warrant to acquire one common share at $0.26 per share) at $0.20 per unit. This compensation resulted from the difference between the $0.20 purchase price and the fair market price of $0.22 of the common shares on the date of issuance of the units.

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended December 31, 2001.


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
                   Options/  SARs   Employees  in    Price      Grant     Expiration      0%         5%        10%
                     Granted        Fiscal Year(1) ($/Share)  ($/Share)     Date         ($)         ($)       ($)
                   -----------------------------------------------------------------------------------------------

Molina, Edwin          -0-              -0-            -0-        -0-         -0-         -0-         -0-      -0-
Drescher, Anton        -0-              -0-            -0-        -0-         -0-         -0-         -0-      -0-
Castagno, Anthony      -0-              -0-            -0-        -0-         -0-         -0-         -0-      -0-
Smith, Robert          -0-              -0-            -0-        -0-         -0-         -0-         -0-      -0-


(1) A total of 250,000 stock options were granted to employees and consultants in 2001.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2001 and stock options held at year end.

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
Name                        Exercise (#)            ($)              Unexercisable             Unexercisable(1)
--------------------------------------------------------------------------------------------------------------------

Molina, Edwin                   -0-                 -0-                      0 / 0                N/A    / $0

Drescher, Anton                 -0-                 -0-                200,000 / 0                N/A(2) / $0

Castagno, Anthony               -0-                 -0-              1,100,000 / 0                N/A(3) / $0

Smith, Robert                   -0-                 -0-                325,000 / 0                N/A(4) / $0


(1) On December 31, 2001, the average of the high and low bid prices of the common shares on the OTC BB was $0.22 (the "December 31, 2001 OTC BB bid price").

(2) Mr. Drescher's 200,000 options, with an exercise price of $1.00, were not in the money based on the December 31, 2001 OTC BB bid price.

(3) Mr. Castagno's 1,100,000 options with an exercise prices of (300,000 @ $5.00, 100,000 @ $2.00 and 700,000 @ $1.00) were not in the money based on the  December  31,  2001  OTC  BB  bid  price.

(4) Mr. Smith's 325,000 options with an exercise prices of (125,000 @ $2.00 and 200,000 @ $1.00) were not in the money based on the December 31, 2001 OTC BB bid price.

COMPENSATION  OF  DIRECTORS

Directors  receive  no  compensation  for  their  service  as  such.

EMPLOYMENT  CONTRACTS

The Company entered into Management Agreements with the following directors and officers as of August 7th, 2001 for a term of one year from January 1, 2001 to December 31, 2001. All of the Agreements were subsequently renewed for one year terms.

o    Edwin  Molina  -  President  and  Chief  Executive  Officer
o    Robert  D.  Smith,  Jr.  -  Chief  Operating  Officer
o    Kent  Norton  -  Chief  Information  Officer  and  Chief  Technical Officer
o    Matt  Kinnaman  -  Vice-President,  Strategic  Innovation
o    Harbour  Pacific  Capital  Corp.  -  financial  services (owned by Anton J.
     Drescher)

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



ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of March 26, 2001, the number of outstanding common shares of USA Video beneficially owned by (i) each person known to USA Video to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.


Name                                              Shares Owned         Percentage of Class
------------------------------------------------------------------------------------------

Edwin Molina                                       4,824,424 (1)              5.18%

Anton J. Drescher                                  5,681,855 (2)              6.09%

Robert D. Smith                                    1,595,000 (3)              1.72%

All Executive Officers & Directors
 as a Group [six persons]                         14,616,279 (4)             15.00%


(1) Includes 900,000 shares underlying options and 450,000 shares underlying warrants that are currently exercisable. Mr. Molina's address is 70 Essex Street, Mystic, Connecticut.

(2) Includes 950,000 shares underlying options and 600,000 shares underlying warrants that are currently exercisable. Mr. Drescher's address is 70 Essex Street, Mystic, Connecticut.

(3) Includes 825,000 shares underlying options and 185,000 shares underlying warrants. Mr. Smith's address is 70 Essex Street, Mystic, Connecticut.

(4) Includes 4,050,000 shares underlying options and 1,642,500 shares underlying warrants.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

In 2001, the Company paid consulting fees of $120,000 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, in consideration of Mr. Drescher's services as an executive officer of the Company.

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

In September 2001, USA Video completed a private placement of 4,000,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.35 per share) for $0.27 per unit, of which 3,512,500 units were sold to outside investors and 487,500 units were sold to officers, directors, and employees of the Company and their affiliates. Because the rules of the Canadian Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.29 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, and their affiliates, in the amounts indicated:
Robert  Smith  (45,000  units);  and  Daniel  Kinnaman  (200,000  units).

In December 2001, USA Video completed a private placement of 3,300,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.26 per share) for $0.20 per unit, of which 2,782,500 units were sold to outside investors and 517,500 units were sold to officers, directors, and employees of the Company. Because the rules of the Canadian Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.22 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Robert Smith (100,000 units); Kent Norton (75,000 units); Daniel Kinnaman (70,000 units); and Matthew Kinnaman (62,500 units).

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

(b)  Reports  on  Form  8-K

During the last quarter of the fiscal year covered by this Report, the registrant filed the filing reports on Form 8-K:

     (i) On October 12, 2001 the registrant filed a report on Form 8-K wherein the registrant reported that its StreamHQ(TM) suite of rich media delivery services had satisfactorily completed operational beta testing and that the StreamHQ(TM) architecture was fully ready to support client services.

     (ii) On October 12, 2001, the registrant filed a report on Form 8-K wherein the registrant reported that the registrant was been approved for listing on the Frankfurt Stock Exchange and began trading on October 3, 2001 under the symbol USF.

     (iii) On October 30, 2001, the registrant filed a report on Form 8-K wherein the registrant reported that The Fleet Center, New England's premier sports arena, has signed a contract with the registrant to use the registrant's Zmail solution as part of its current promotional campaigns.

     (iv) On November 5, 2001, the registrant filed a report on Form 8-K wherein the registrant reported that the Anthony Robbins Companies had elected to use Zmail from the registrant for an upcoming promotional campaign.

     (v) On December 10, 2001, the registrant filed a report on Form 8-K wherein the registrant reported - that the registrant and CEO Solutions, Inc., the nation's premier business opportunity consulting firm, had formed a strategic sales and marketing partnership.

     (vi) On December 11, 2001, the registrant filed a report on Form 8-K wherein the registrant reported that Gilder Publishing, LLC, publisher of the Gilder Technology Report, the Digital Power Report, the Gilder Biotech Report, and Dynamic Silicon, had selected the registrant to promote the upcoming Storewidth Conference with the registrant's Zmail.

     (vii) On December 11, 2001, the registrant filed a report on Form 8-K wherein the registrant reported that Phenomedia AG (www.phenomedia-usa.com), a leading company in the interactive entertainment market, has signed a contract with the registrant to stream four promotional videos showing footage from the up-coming New Line Cinema hit film The Lord of the Rings.

     (viii) On December 12, 2001, the registrant filed a report on Form 8-K wherein the registrant reported that EMC Corporation (NYSE: EMC), the world leader in information storage, recognized the registrant as an EMC Proven(TM) E-Infostructure(TM) certified company.

     (ix) On December 21, 2001, the registrant filed a report on Form 8-K wherein the registrant reported that it had joined the AT&T Ecosystem for Media program, a network services platform with a comprehensive co-marketing and distribution program that enables companies to create, manage and deliver digital media applications.

c)  Exhibits

None.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           USA VIDEO INTERACTIVE CORP.



                                   By:  /s/  Edwin  Molina
                                       --------------------------------
Date:  March  26,  2002                 Edwin  Molina
                                        Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                      Title                       Date
-----------------------   ----------------------------------    ---------

/s/  Edwin Molina          Chief Executive Officer, Director      March 26, 2001
-----------------------
Edwin  Molina

/s/  Anton J. Drescher     Chief Financial Officer, (principal    March 26, 2001
-----------------------    financial officer and principal
Anton  J.  Drescher        accounting officer), Director

/s/  Anthony J. Castagno   Director                               March 26, 2001
-----------------------
Anthony  J.  Castagno

                           USA VIDEO INTERACTIVE CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------


INDEPENDENT  AUDITOR'S  REPORTS                                      F-2  -  F-3


CONSOLIDATED  FINANCIAL  STATEMENTS:

   Balance  Sheets                                                           F-4
   Statements  of  Operations                                                F-5
   Statements  of  Comprehensive  Operations                                 F-6
   Statements  of  Stockholders'  Equity                                     F-7
   Statements  of  Cash  Flows                                               F-8
   Notes  to  Consolidated  Financial  Statements                   F-9  -  F-19

INDEPENDENT  AUDITOR'S  REPORT




To  the  Board  of  Directors
USA  Video  Interactive  Corp.


We have audited the accompanying consolidated balance sheets of USA Video Interactive Corp. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video
Interactive Corp. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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




GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York

January  31,  2002

INDEPENDENT  AUDITOR'S  REPORT



To  the  Stockholders,
USA  Video  Interactive  Corp.

We have audited the accompanying consolidated statement of operations, comprehensive operations, stockholders' equity and cash flows of USA Video Interactive Corp. and subsidiaries for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the original December 31, 1999 financial statements, as originally prepared during 2000, the Company was in the development stage, and had no established source of revenue and was dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1 to the original December 31, 1999 financial statements, raise substantial doubt that the Company would be able to continue as a going concern. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.



AMISANO  HANSON
Chartered  Accountants
Vancouver,  Canada
March  13,  2000


                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                                2001           2000

ASSETS

Current Assets:
Cash and cash equivalents                                                            $    104,238   $    231,197
Marketable securities - related parties                                                    42,616        202,826
Accounts receivable, net of allowance for doubtful accounts of $-0-
 and $7,000, respectively                                                                  30,900        122,813
Inventory                                                                                  12,000        145,911
Prepaid expenses and other current assets                                                  21,613         99,368
                                                                                     -------------  -------------

TOTAL CURRENT ASSETS                                                                      211,367        802,115

Property and Equipment - at cost, net of accumulated depreciation of $573,015
 and $194,871, respectively                                                             1,100,339        873,544

Other Assets, net of accumulated amortization of $8,016 and $22,170, respectively          70,472         68,412

Deferred Tax Assets, net of valuation allowance of $7,215,000 and
 $6,168,000, respectively                                                                       -              -
                                                                                     -------------  -------------

TOTAL ASSETS                                                                         $  1,382,178   $  1,744,071
                                                                                     =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                                                $    948,417   $  1,110,033
Accounts payable and accrued expenses - related parties                                         -         20,830
Due to related parties                                                                     91,480         75,896
                                                                                     -------------  -------------

TOTAL CURRENT LIABILITIES                                                               1,039,897      1,206,759
                                                                                     -------------  -------------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 250,000,000
 shares, issued and outstanding 91,745,088 and 81,700,088 shares, respectively         29,492,071     25,766,071
Accumulated other comprehensive income (loss)                                             (86,487)        73,723
Accumulated deficit                                                                   (29,063,303)   (25,302,482)
                                                                                     -------------  -------------

STOCKHOLDERS' EQUITY                                                                      342,281        537,312
                                                                                     -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  1,382,178   $  1,744,071
                                                                                     =============  =============


The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.


                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,                                       2001          2000          1999
--------------------------------------------------------  ------------  ------------  ------------
Revenue                                                   $   124,006   $   638,592   $    20,500
                                                          ------------  ------------  ------------

Expenses:
Cost of sales                                                  66,770       393,496        19,199
Research and development (includes $-0-, $- 0 -, and          999,058       620,212        93,337
 $82,500, respectively, to related parties)
Selling, general and administrative (includes $-0-,         1,833,440     2,599,591     1,372,928
 $37,758 and $479,480, respectively, to related parties)
Depreciation and amortization                                 407,880       224,581       113,362
Noncash compensation charges                                  585,697     1,453,783             -
                                                          ------------  ------------  ------------

Total expenses                                              3,892,845     5,291,663     1,598,826
                                                          ------------  ------------  ------------
Loss from operations                                       (3,768,839)   (4,653,071)   (1,578,326)
                                                          ------------  ------------  ------------

Other income (expense), net (includes $- 0 -, $-0- and
 $164,393, respectively, to related parties):
  Interest income (expense) (net of interest
    income of $5,173, $26,231and $11,715, respectively)         4,903        26,231        (1,250)
  Other                                                         3,115       (34,812)      (77,502)
                                                          ------------  ------------  ------------

                                                                8,018        (8,581)      (78,752)
                                                          ------------  ------------  ------------

Net loss before cumulative effect of accounting change     (3,760,821)   (4,661,652)   (1,657,078)

Cumulative effect of accounting change                              -             -       (27,390)
                                                          ------------  ------------  ------------

Net loss                                                  $(3,760,821)  $(4,661,652)  $(1,684,468)
                                                          ============  ============  ============

Earnings per share - basic and diluted:
  Loss per common share before cumulative effect of
   accounting change                                      $      (.04)  $      (.06)  $      (.03)
  Cumulative effect of accounting change                            -             -             -
                                                          ------------  ------------  ------------

Net loss per share - basic and diluted                    $      (.04)  $      (.06)  $      (.03)
                                                          ============  ============  ============
Weighted-average number of common
 shares outstanding - basic and diluted                    84,946,199    76,700,723    66,766,504
                                                          ============  ============  ============

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.


                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS


YEAR ENDED DECEMBER 31,                                2001          2000          1999
-------------------------------------------------  ------------  ------------  ------------
Net loss                                           $(3,760,821)  $(4,661,652)  $(1,684,468)

Other comprehensive income (loss):
  Change in unrealized gain (loss) on investments     (160,210)       73,723             -
                                                   ------------  ------------  ------------

Comprehensive loss                                 $(3,921,031)  $(4,587,929)  $(1,684,468)
                                                   ============  ============  ============


The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.


                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                    COMMON STOCK                              ACCUMULATED
                           AND ADDITIONAL PAID-IN CAPITAL   COMMON               OTHER
                                                            STOCK           COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                     SHARES      AMOUNT     SUBSCRIPTIONS   INCOME (LOSS)      DEFICIT        EQUITY
                                   ----------  -----------  --------------  --------------  -------------  ------------

Balance at January 1, 1999         58,756,088  $18,722,966              -               -   $(18,956,362)  $  (233,396)
Issuance of common stock and
 common stock warrants for cash     4,250,000    1,195,267              -               -              -     1,195,267
Issuance of common stock upon
  exercise of options               4,881,000      405,895              -               -              -       405,895
Issuance of common stock upon
  exercise of warrants              5,095,000      626,024              -               -              -       626,024
Net loss                                    -            -              -               -   (1,684,468)     (1,684,468)
                                   ----------  -----------  --------------  --------------  -----------     -----------

Balance at December 31, 1999       72,982,088   20,950,152              -               -    (20,640,830)      309,322
Issuance of common stock and
 common stock warrants for cash     1,190,000    2,260,000              -               -              -     2,260,000
Issuance of common stock upon
 exercise of options                2,383,000      602,074              -               -              -       602,074
Issuance of common stock upon
 exercise of warrants               5,145,000      500,062              -               -              -       500,062
Noncash compensation charges                -    1,453,783              -               -              -     1,453,783
Change in unrealized gains (loss)           -            -
 on investments                             -            -              -   $      73,723              -        73,723
Net loss                                    -            -              -               -     (4,661,652)   (4,661,652)
                                   ----------  -----------  --------------  --------------  -------------  ------------

Balance at December 31, 2000       81,700,088   25,766,071              -          73,723    (25,302,482)      537,312
Issuance of common stock and
 common stock warrants for cash     9,800,000    3,067,391              -               -              -     3,067,391
Issuance of common stock upon
 exercise of warrants                 245,000       72,912              -               -              -        72,912
Noncash compensation charges                -      585,697              -               -              -       585,697
Change in unrealized gains (loss)
 on investments                             -            -              -        (160,210)             -      (160,210)
Net loss                                    -            -              -               -     (3,760,821)   (3,760,821)
                                   ----------  -----------  --------------  --------------  -------------  ------------

Balance at December 31, 2001       91,745,088  $29,492,071              -   $     (86,487)  $(29,063,303)  $   342,281
                                   ==========  ===========  ==============  ==============  =============  ============


The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                                          2001          2000          1999
---------------------------------------------------------------------------  ------------  ------------  ------------

Cash flows from operating activities:
Net loss                                                                     $(3,760,821)  $(4,661,652)  $(1,684,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                    407,880       224,581       113,362
Noncash compensation charge                                                      585,697     1,453,783             -
Foreign exchange                                                                       -             -         1,657
Loss on sale of investments - related parties                                          -             -        35,788
Loss on disposal of property and equipment                                        18,299             -             -
Gain on write-off of accounts payable                                                  -             -       (73,926)
Bad debt recovery                                                                      -      (108,403)            -
Write-down of investments in securities                                                -             -       102,465
Allowance for doubtful accounts                                                   (7,000)            -             -
Write-down of advances - related party                                                 -             -        14,375
Write-down of advances - other                                                         -             -         7,000
Write-down of property and equipment                                                   -        33,122
Write-down of inventory                                                           76,481
Cumulative effect on prior years' amortization of changing
 to a different amortization method                                                    -             -        27,390
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                                        98,913      (109,515)        3,388
Increase in inventory                                                            (12,000)     (145,911)            -
(Increase) decrease in prepaid expenses and other current assets                  77,755       (51,164)       28,065
Increase in other assets                                                         (26,000)      (14,187)      (33,737)
(Decrease) increase in accounts payable and accrued expenses                    (161,616)      624,462        72,588
(Decrease) increase in accounts payable and accrued expenses -
 related parties                                                                 (20,830)        9,238             -
Increase (decrease) in due to related parties                                     15,584      (112,970)       14,838
                                                                             ------------  ------------  ------------

NET CASH USED IN OPERATING ACTIVITIES                                         (2,707,658)   (2,858,616)   (1,371,215)
                                                                             ------------  ------------  ------------

Cash flows from investing activities:
Proceeds on sale of investments - related parties                                      -             -         4,867
Purchases of marketable securities - related party                                     -             -       (88,700)
Advances - related party                                                               -             -       (14,375)
Advances - other                                                                       -             -        (7,000)
Purchases of property and equipment                                             (559,604)     (689,989)     (335,715)
                                                                             ------------  ------------  ------------

NET CASH USED IN INVESTING ACTIVITIES                                           (559,604)     (689,989)     (440,923)
                                                                             ------------  ------------  ------------

Cash flows from financing activity - proceeds from the issuance of
 common stock                                                                  3,140,303     3,362,136     2,227,186
                                                                             ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents                            (126,959)     (186,469)      415,048

Cash and cash equivalents at beginning of year                                   231,197       417,666         2,618
                                                                             ------------  ------------  ------------

Cash and cash equivalents at end of year                                     $   104,238   $   231,197   $   417,666
                                                                             ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest                                       $         -   $    12,965   $         -
                                                                             ============  ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

Marketable securities received for settlement of amounts
 previously written off as bad debt                                          $         -   $   108,403   $         -
                                                                             ============  ============  ============

Inventory originally purchased for resale reclassified to property and
 equipment                                                                   $    69,430   $         -   $         -
                                                                             ============  ============  ============

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS: USA Video Interactive Corp. (the "Company") is a designer of high-tech Internet streaming video-on-demand systems, services and solutions. At December 31, 2001 and for the three-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $3,760,821, $4,661,652 and $1,684,468 for the years ended December 31, 2001, 2000 and 1999, respectively. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due, which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

     The Company has classified its investments in marketable securities as available-for-sale securities. These securities are carried at fair value with any unrealized gain or loss recorded as a component of stockholders' equity. The fair value of marketable securities was determined based on the quoted market prices for those instruments. At December 31, 2001, the marketable securities consisted of common stock.

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

     Depreciation of property and equipment acquired prior to 1999 was previously calculated using an accelerated depreciation method over seven years for all asset classes. During 1999 the Company adopted the straight-line method for all classes using varying estimated useful lives to reflect the rapid pace of technological change. The cumulative effect on years prior to 1999 is included in the statement of operations for the year ended December 31, 1999 and is treated as a change in accounting principle.

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

     Revenue from software sales is recognized when the product has been delivered. Revenue from multiple element contracts (hardware, software and engineering) is allocated to the various elements based on fair value. If objective evidence of fair value is not available, revenue from these contracts is deferred until the earlier of when objective evidence of fair value does exist or all elements of the contract have been delivered. Discounts will be applied to each element on a proportionate basis. No portion of the revenue will be recognized if the portion of the revenue allocable to delivered elements is subject to forfeiture, refund or other concession.

     Research  and  development  costs  are  expensed  as  incurred.

     Advertising costs are expensed when incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was approximately $16,000,
     $97,000  and  $47,000,  respectively.

     Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for operating loss carryforwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the reliability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at December 31, 2001 and 2000.

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


3. MAJOR CUSTOMERS: During the year ended December 31, 2001, one customer accounted for approximately 61% of total revenue, during the year ended December 31, 2000, three customers accounted for approximately 26%, 44% and 12% of total revenue and during the year ended December 31, 1999, one customer accounted for 100% of total revenue.


4.   MARKETABLE  SECURITIES:    Marketable  securities consist of the following:

     December  31,                                        2001             2000
     --------------------------------------------------------------------------
     Available-for-sale  equity  securities:
      Cost                                              $129,103        $129,103
      Unrealized gains (losses)                          (86,487)         73,723
                                                        ---------       --------
                                                        $ 42,616        $202,826
                                                        =========       ========


5. PREPAID EXPENSES AND OTHER CURRENT ASSETS: Prepaid expenses and other current assets consist of the following:

     December  31,                                        2001              2000
     --------------------------------------------------------------------------
     Refundable  security  deposits                     $  -   0         $75,000
     Other (none in excess of 5% of current assets)       21,613          24,368
                                                       ---------        --------
                                                         $21,613         $99,368
                                                        =========       ========

6. PROPERTY AND EQUIPMENT: Property and equipment, at cost, consists of the following:


                                                         Estimated
December 31,                      2001        2000     Useful Life
-----------------------------  ----------  ----------  -----------

Office equipment               $  139,200  $  120,974      5 years
Computer equipment              1,504,771     918,058      3 years
Leasehold improvements             29,383      29,383      5 years
                               ----------  ----------  -----------
                                1,673,354   1,068,415
Less accumulated depreciation     573,015     194,871
                                ----------  ---------
                               $1,100,339  $  873,544
                               ==========  ==========


     Depreciation and amortization expense amounted to $383,940, $219,740 and $108,869 for the years ended December 31, 2001, 2000 and 1999, respectively.


7. ACCOUNTS PAYABLE AND ACCRUED Accounts payable and accrued expenses consist of the following:


December 31                                       2001        2000
------------------------------------------     -------     -------

Accounts payable                              $189,702  $  209,988
Accrued professional fees                       77,164      60,580
Accrued payroll and related tax withholdings   455,374     411,795
Amounts due for purchased computer equipment   226,177     427,670
--------------------------------------------  --------  ----------
                                              $948,417  $1,110,033
                                              ========  ==========


8. COMMITMENTS AND CONTINGENCIES: The Company leases its office and warehouse facilities under various leasing agreements. The leases expired during the prior year and the Company opted not to renew the leases and instead opted to rent the facilities on a month-to-month basis. Rent expense amounted to $79,481, $73,521 and $41,212 for the years ended December 31, 2001, 2000 and  1999,  respectively.

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

9. STOCKHOLDERS' EQUITY: On February 24, 1999, the Company issued 2,000,000 units to investors at $.07 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.07 per share.

     On April 17, 1999, the Company issued 1,000,000 units to investors at $.11 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.11 per share.

     On June 28, 1999, the Company issued 500,000 units to investors at $.40 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.40 per share.

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

     On March 12, 2001, the Company issued 915,000 units to employees at $.54 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.66 per share. The
     Company charged operations for approximately $294,000 representing the differential between the fair value and the purchase price of the common stock and for approximately $168,000 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

     On September 28, 2001, the Company issued 3,512,500 units to investors at $.27 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.35 per share.


     On September 28, 2001, the Company issued 487,500 units to employees at $.27 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.35 per share. The Company charged operations for approximately $10,000 representing the differential between the fair value and the purchase price of the common stock.

     On December 31, 2001, the Company issued 2,782,500 units to investors at $.20 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.26 per share.

     On December 31, 2001, the Company issued 517,500 units to employees at $.20 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.26 per share. The
     Company charged operations for approximately $10,000 representing the differential between the fair value and the purchase price of the common stock.

     From January 1, 2001 to December 31, 2001, the Company issued 245,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.12 to $.49 per common share.


10. STOCK OPTIONS AND STOCK WARRANTS: The Company has a stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

     In June 2001, the Company adopted a new Stock Option Plan (the "2001 Plan"). The 2001 Plan authorizes the issuance of up to 8,400,000 of the Company's common shares, subject to adjustment under certain circumstances. The Company is listed on the Canadian Venture Exchange ("CDNX") and is subject to a limitation on the number of options a company may have. The 2001 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code"). As of December 31, 2001, no stock options have been granted under the 2001 Plan. The Company's previous option plan will remain in effect until all granted stock options are exercised, expired or canceled.

     A summary of the status of the Company's options and changes during the years is presented below:



Year ended December 31,        2001                   2000                    1999
-----------------------  ------------  ----------  ------------

                                       Weighted-               Weighted-              Weighted-
                                       average                 average                average
                         Number        Exercise    Number      Exercise   Number of   Exercise
                         of Shares     Price       of Shares   Price      of Shares   Price
-----------------------  ------------  ----------  ------------  ----------  -----------
Outstanding at
 beginning of year         6,957,000   $0.69       6,329,000   $0.81      4,335,000   $0.07
Granted                      250,000   $1.00       4,360,000   $2.27      7,375,000   $0.64
Exercised                        -0-   $0.00      (2,383,000)  $0.25     (4,881,000)  $0.08
Canceled/expired          (3,647,000)  $1.11      (1,349,000)  $2.13       (500,000)  $0.07
-----------------------  ------------  ------    ------------  ------    -----------  -----
OUTSTANDING AT
 END OF YEAR               3,560,000   $2.18       6,957,000   $0.69       6,329,000  $0.81
                         ===========   =====       =========   =====       =========  =====
Options exercis-
 able at year-end          3,560,000               6,957,000               6,329,000
                         ============              ==========              ==========
Weighted-average fair
 value of options
 granted during the
 year                                  $0.75                   $1.05                  $0.51
                                       ======                  ======                 =====

     The following table summarizes information about fixed stock options outstanding at December 31, 2001:



               Options Outstanding                        Options Exercisable
               -------------------                        -------------------
                                 Weighted
                                  average       Weighted              Weighted
Range of                         Remaining       average               average
Exercise             Number     Contractual     Exercise     Number    Exercise
Prices             Outstanding    Price          Price    Exercisable   Price
------------      ------------   ----------   ---------  ---------    ---------
1.00 - $1.99      2,395,000       0.9           $1.00      2,395,000   $1.00
2.00 - $2.99        580,000       0.4           $2.06        580,000   $2.06
3.00 - $3.99        285,000       0.7           $3.14        285,000   $3.14
4.00 - $5.00        300,000       0.1           $5.00        300,000   $5.00
-------------     -----------  -------------------  ---------  -----------  ---------
1.00 - $5.00      3,560,000                                3,560,000
=============     =========                                ==========

     The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 2001, 2000 and 1999 would have been as follows:



Year ended
 December 31,                2001          2000          1999
-----------------------  ------------  ------------  ------------
Net loss:
  As reported            $(3,760,821)  $(4,661,652)  $(1,684,468)
-----------------------  ------------  ------------  ------------
  Pro forma              $(3,835,821)  $(9,425,070)  $(5,420,133)
=======================  ============  ============  ============
Loss per common share -
 basic and diluted:
  As reported            $     (0.04)  $     (0.06)  $     (0.03)
=======================  ============  ============  ============
  Pro forma              $     (0.05)  $     (0.12)  $     (0.08)
=======================  ============  ============  ============


     The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:



Year ended December 31,    2001    2000    1999
------------------------  ------  ------  ------

Expected dividend yield   - 0 -   - 0 -   - 0 -
Risk-free interest rate     4.8%   6.37%   5.46%
Volatility                 1.43%   1.43%   2.50%
Expected life (years)         2       2       1

     Certain options were granted to key employees and consultants at option prices below market price. In accordance with APB Opinion No. 25, compensation expense has been recorded based on the difference between the option price and the market price on the date of the option. The total amount of such compensation for 2001 was approximately $104,000.

Warrants  to  purchase  shares  of  common  stock  are  as  follows:

Year ended December 31,     2001                     2000                      1999

                                    Range                      Range                       Range
                     Number          of          Number          of          Number          of
                       of         Exercise         of         Exercise         of         Exercise
                    Warrants        Price       Warrants        Price       Warrants        Price

Outstanding at
beginning of year   2,295,000   $0.13 - $4.00   6,250,000   $0.07 - $1.10   7,095,000   $0.07 - $1.10
Issued              9,800,000   $0.26 - $0.80   1,190,000   $1.50 - $4.00   4,250,000   $0.07 - $1.00
Exercised            (245,000)  $        0.30  (5,145,000)  $0.07 - $1.28  (5,095,000)  $0.07 - $0.29
Expired              (860,000)  $0.58 - $1.10         -0-            0.00         -0-   $        0.00
OUTSTANDING AT
END OF YEAR        10,990,000   $0.26 - $4.00   2,295,000   $0.13 - $4.00   6,250,000   $0.07 - $1.10
-----------------  ===========  =============  ===========  =============  ===========  =============


11. INCOME TAXES: As of December 31, 2001, the Company had deferred tax assets resulting primarily from net operating loss carryforwards of approximately $21,000,000, which are available to offset future taxable income, if any, through 2021. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

     The  components  of  the  net  deferred  tax  assets  are  as  follows:



December 31,                            2001          2000
--------------                          -----        -----
Deferred tax assets:
  Net operating loss carryforwards  $ 7,211,000   $ 6,157,000
  Allowance for doubtful accounts        34,000        36,000
  Unrealized gains (losses) on
  investments                           (30,000)      (25,000)
  Depreciation and amortization               -             -
  Valuation allowance                (7,215,000)   (6,168,000)
----------------------------------  ------------  ------------
NET DEFERRED TAX ASSETS             $       -0-   $       -0-
==================================  ============  ============


     The reconciliation of the effective income tax rate to the federal statutory rate are as follows:



Year ended December 31,               2001   2000
------------------------------------  -----  -----

Federal statutory tax rate              34%    34%
Valuation allowance on net operating
 carryforwards                         (34)   (34)
------------------------------------  -----  -----
EFFECTIVE INCOME TAX RATE              -0-%   -0-%
=========================             =====  =====

12. RELATED PARTY TRANSACTIONS: Accounts payable and accrued expenses - related parties at December 31, 2000 include expenses incurred by the Company's officers on behalf of the Company and amounts due for product marketing services provided by an entity controlled by one of the Company's officers.

     Due to related parties at December 31, 2001 and 2000 of $91,480 and $75,896, respectively, primarily consist of advances made from officers of the Company that accrue interest at 1.25% per month and amounts due to directors for services which are noninterest-bearing and are due on demand. The estimated fair value of the amounts payable approximates the carrying amount based on rates available for similar loans.

     Included in research and development expenses for the year ended December 31, 1999 was $82,500 paid to an entity controlled by an officer of the Company.

     Included in selling, general and administrative expenses for the years ended December 31, 2000 and 1999 was $37,758 and $479,480, respectively, of expenses incurred consisting primarily of product marketing expenses, office expenses and professional services provided to the Company by entities owned or controlled by officers and directors of the Company.

     Included in other expenses for the year ended December 31, 1999 was $164,393 of expenses incurred in connection with transactions involving investments in related entities, write-off of advances to related parties and interest expense paid to related parties.

13. SUBSEQUENT EVENTS: In January 2002, the Company issued 5,700,000 stock options to certain officers, employees and consultants of the Company under the 2001 Plan. The stock options are exercisable at a price of $0.50 (U.S.) per share for a term of two years from the date of granting.

14.  VALUATION  AND  QUALIFYING  ACCOUNTS:



                         Allowance for
                      Doubtful Accounts
Year ended December 31, 1999     $7,000
Additions                             -
Deductions                            -
-------------------------------  ------
Year ended December 31, 2000      7,000
Additions                             -
Deductions                        7,000
-------------------------------  ------
Year ended December 31, 2001     $    -
===============================  ======

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED): The following table summarizes selected quarterly data for the years ended December 31, 2001 and 2000:



                   First        Second       Third         Fourth         Full
                  Quarter      Quarter      Quarter       Quarter         Year
                ------------  ----------  ------------  ------------  ------------

2001:
------
Revenue         $     1,060   $  33,175   $    67,626   $    22,145   $   124,006
Expenses         (1,304,608)   (954,137)     (823,380)     (810,720)   (3,892,845)
Net loss         (1,298,068)   (919,808)     (753,999)     (788,946)   (3,760,821)
Net loss per
 common share:
  Basic and
   diluted      $     (0.02)  $   (0.01)  $     (0.01)  $     (0.01)  $     (0.04)
2000:
------
Revenue         $   163,600   $  75,000   $   307,464   $    92,528   $   638,592
Expenses           (686,754)   (965,615)   (1,233,377)   (2,405,917)   (5,291,663)
Net loss           (523,154)   (890,615)     (925,913)   (2,321,970)   (4,661,652)
Net loss per
 common share:
  Basic and
   diluted      $     (0.01)  $   (0.01)  $     (0.01)  $     (0.03)  $     (0.06)
--------------  ------------  ----------  ------------  ------------  ------------