Form 10-Q
period 2002-03-31
USA VIDEO INTERACTIVE CORP
filed 2002-05-14
CIK 1107280

SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C.  20549


                                    FORM  10-Q


             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

                  For  the  quarterly  period  ended  March  31,  2002


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

Yes  |X|       No  |_|

At May 15, 2002, there were 91,745,089 shares of the registrant's common stock outstanding.



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

USVO holds the patent for Store-and-Forward Video-on-Demand (#5,130,792), filed in 1990 and issued by the United States Patent and Trademark Office on July 14, 1992. It has been cited by at least 145 subsequent patents. USVO holds similar patents in England, France, Spain, Italy, Germany, and Canada, and has a patent pending in Japan. USVO anticipates actively engaging in licensing this patent.

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

RESEARCH  AND  DEVELOPMENT:
USVO has ongoing research and development (R&D) efforts that are aimed at improving the efficiency and security of media delivery to clients. Among these R&D efforts is the ongoing development of technology that will help protect the intellectual property of content owners. USVO also has a proprietary still-image wavelet compression technology.

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

The Company was incorporated on April 18, 1986, as First Commercial Financial Group Inc. in the Province of Alberta, Canada. In 1989,its name was changed to Micron Metals Canada Corp., which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business. In 1995, the Company changed its name to USA Video Interactive Corp. and continued its corporate existence to the State of Wyoming. The Company has five wholly-owned subsidiaries: USA Video (California) Corp., USA Video Corp., USA Video Productions Inc., USA Video Technologies, Inc., and USVO, Inc. USA Video's executive and corporate offices are located in Mystic, Connecticut, and its Canadian offices are located in Vancouver, British Columbia.

RESULTS  OF  OPERATIONS

Sales

Sales booked during the three-month period ended March 31, 2002 were $26,253, as compared to $1,060 during the three month period ended March 31, 2001. Approximately eighty five percent (85%) of these revenues were attributable to sales of StreamHQ(TM) services and approximately fifteen percent (15%) were attributable to sales of engineering services.

Also during the three-month period ended March 31, 2002, the Company signed additional sales contracts that will generate approximately $100,000 of revenue, which will be reflected in future financial statements as recorded after March 31, 2002.

Starting in the fourth quarter of 2000 and continuing during the next 18 months, the Company concentrated its managerial and technical efforts on the remaining critical stages of developing and refining its new streaming rich media services.

These services are intended to become the Company's core business in place of its hardware-based systems for video encoding, decoding and streaming; the market for which has diminished significantly in the last 15 to 18 months. The Company believes the market declined for a number reasons, the most important of which is that customers no longer can afford to invest in expensive hardware systems of this type. As a result, profit margins on the Company's hardware systems have continued to decline, as the Company has lowered prices in the face of declining demand. A change in focus was necessary to capture the market for affordable streaming media services.

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

Cost  of  Sales

The cost of sales for the three months ended March 31, 2002 was $12,072, as compared to $723 for the comparable period of 2001. The increase in cost of sales is directly attributable to the growth in sales.

Selling,  General  and  Administrative  Expenses

Selling, General and Administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for day-to-day operations of the Company.

Selling, General and Administrative expenses for the three months ended March 31, 2002 decreased $71,278 to $351,228 from $422,506 for the three months ended March 31, 2001. The reduction was due to consolidation efforts of management.

Professional expense for the three months ended March 31, 2002, decreased to $40,948 from $70,241 for the comparable period of 2001. The Company utilized its staff to perform tasks previously outsourced.

Product marketing expenses for the three months ended March 31, 2002, decreased to $63,503 from $113,922 for the comparable period of 2001, as the Company reduced its marketing efforts and increased its sales force.

Sales expense increases to $43,835 for the three months ended March 31, 2002 from $6,089 for the comparable period in 2001. The Company has hired additional staff/consultants and engaged in marketing activities in an effort to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers. Other components of Selling, General and Administrative expense did not change significantly.

Research  and  Development  Expenses

Research and development expenses consisted primarily of compensation, hardware, software, licensing fees, and new product applications for the Company's proprietary StreamHQ(TM). Research and development expenses decreased by seven percent (7%) to $218,145 for the three months ended March 31, 2002, from $235,234 for the comparable period in 2001. The reduction was due to consolidation efforts of management.

As the Company consolidates its business, its product development, product marketing, and other general and administrative expenses will continue to decrease.

Non-Cash  Compensation  Charges

Non-cash compensation charges for the three months ended March 31, 2002 of $12,718 was due to the earnings of a portion of the options issuance to purchase 925,000 common shares issued to consultants.

Net  Losses

To date, the Company has not achieved profitability and, in fact, expects to incur substantial net losses for at least the remainder of 2002. The Company's net loss for the three months ended March 31, 2002 was $676,780 as compared with a net loss of $1,298,068 for the three months ended March 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2002, the Company's had a cash position of $70,522, compared to $104,238 at December 31, 2001. The Company's principal sources of cash during the three months ended March 31, 2002, were advances from shareholders and insiders of the Company.

The Company will require additional financing to fund current operations through the remained of 2002. The Company has historically satisfied its capital needs primarily by issuing equity securities. The Company will require an additional $3.0 million to $3.5 million to finance operations for the rest of fiscal 2002 and intends to seek such financing through sales of its equity securities.

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

The Company requires substantial additional financing to maintain operations at current levels beyond the first quarter of 2002. Financing may not be available when needed on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

None.

Item  3.   Defaults  Upon  Senior  Securities.

None.

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.

No matter was submitted to a vote of the Company's security holders during the first quarter of 2002.

Item  5.   Other  Information.

None.

Item  6.   Exhibits  and  Reports  on  Form  8-K

          (a)  Exhibits

               None

          (b)  Reports  on  Form  8-K

During the first quarter of the fiscal year covered by this Report, the registrant filed the following reports on Form 8-K:

               (i) On January 11, 2002, the registrant filed a report on Form 8-K wherein the registrant reported that it had signed a sales and marketing partnership agreement with Ministry of Media GmbH http://www.ministry.de/, a leading web advertising agency, media consulting and technology provider, and production and marketing company headquartered in Hamburg, Germany.

               (ii) On January 11, 2002, the registrant filed a report on Form
                    8-K wherein the registrant reported that it had completed a contract with FamilyLife http://www.familylife.com/ designed to generate more effective communications and increased financial support for its growing non-profit ministry to families in the United States and worldwide.

              (iii) On January 15, 2002, the registrant filed a report on Form
                    8-K wherein the registrant reported that the registrant is expanding the scope and breadth of its StreamHQ (TM) infrastructure and services using Speedera Networks, Inc.'s content delivery network to support clients and Consumers around the world. Speedera is a top tier global provider of content delivery services.

               (iv) On January 22, 2002, the registrant filed a report on Form
                    8-K wherein the registrant reported that that it had signed a strategic sales and marketing agreement with eDirect, Inc. (www.edirect.com), the nation's largest owner of opt-in email names.

               (v) On January 23, 2002, the registrant filed a report on Form 8-K wherein the registrant reported the latest expansion of its StreamHQ(TM) Internet media-delivery architecture, with the unveiling of mediaClix(TM); billed as "the power behind the click," mediaClix(TM) empowers under-performing "click-through" models with the power of StreamHQ(TM) rich media and the intelligence of its advanced data capture and reporting.

               (vi) On February 5, 2002, the registrant filed a report on Form
                    8-K wherein the registrant reported that it was expanding the scope and breadth of its efforts to enforce its pioneering video technology patents by retaining the services of J. Andrew Huffman, a patent and litigation attorney who will serve the registrant as in-house patent counsel.

              (vii) On February 6, 2002, as amended on February 7, 2002, the registrant filed a report on Form 8-K wherein the registrant reported that World Vacations, Incorporated had contracted to use the registrant's Zmail and mediaClix(TM) services for a promotional campaign targeted to the travel and tourism markets.

             (viii) On February 15, 2002, the registrant filed a report on
                    Form 8-K wherein the registrant reported that it had completed a contract with Miriam Masullo, PhD, to promote her campaign for election to the United States House of Representatives.

               (ix) On February 25, 2002, the registrant filed a report on
                    Form 8-K wherein the registrant reported that it had completed a contract with Mortgage Lenders Network USA, Inc. www.mlnusa.com to deploy Zmail and mediaClix to increase its sales and brand awareness in the nationwide mortgage banking business.

               (x) On March 18, 2002, the registrant filed a report on Form 8-K wherein the registrant reported that it had been contracted to provide Zmail and mediaClixTM services for a leading European-based sports car manufacturer, with an initial order for a 100,000-name Zmail campaign and a corresponding mediaClix(TM) campaign.

               (xi) On April 15, 2002, the registrant filed a report on Form 8-K wherein the registrant reported that it had placed eight of its twenty employees in the Connecticut office on a temporary furlough.

              (xii) On May 14, 2002, the registrant filed a report on Form 8-K wherein the registrant reported that the prominent intellectual property and technology law firm Fish & Richardson P.C. (www.fr.com) will commence protection of the registrant's store-and-forward video-on-demand U.S. patent (number 5,130,792), beginning with an aggressive licensing program.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     USA  Video  Interactive  Corp.

Dated:  May  14,  2002               By:  /s/  Anton  J.  Drescher
                                     --------------------------------
                                     Name:  Anton  J.  Drescher
                                     Title:  Chief  Financial  Officer

                                       F1

                           USA VIDEO INTERACTIVE CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 2002

                                   (UNAUDITED)

                             (STATED IN US DOLLARS)
                              --------------------





                                       F2


                            USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                       (STATED IN US DOLLARS)


                                                                        MARCH 31,     DECEMBER 31,
                                                                          2002            2001
                                           (UNAUDITED)
ASSETS

Current Assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $     70,522   $     104,238
Marketable securities - related parties. . . . . . . . . . . . . . .        47,292          42,616
Accounts receivable, net of allowance for doubtful accounts of $-0-.        28,156          30,900
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,000          12,000
Prepaid expenses and other current assets. . . . . . . . . . . . . .        16,036          21,613
                                                                      -------------  --------------

      TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .       174,006         211,367

Property and Equipment - at cost, net of accumulated
  depreciation of $681,121 and $573,015, respectively. . . . . . . .       992,233       1,100,339

Other Assets, net of accumulated amortization of $8,847
 and $8,016, respectively. . . . . . . . . . . . . . . . . . . . . .        69,642          70,472

Deferred Tax Assets, net of valuation allowance
  of $7,498,000 and $7,215,000, respectively . . . . . . . . . . . .             -               -
                                                                      -------------  --------------

      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,235,881   $   1,382,178
                                                                      =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses. . . . . . . . . . . . . . . .  $  1,112,172   $     948,417
Due to related parties . . . . . . . . . . . . . . . . . . . . . . .       453,532          91,480
                                                                      -------------  --------------

      TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .     1,565,704       1,039,897
                                                                      -------------  --------------

Commitments and Contingencies

Stockholders' Equity (Deficiency):
   Preferred stock - no par value; authorized 250,000,000 shares, none issued
   Common stock - no par value; authorized 250,000,000 shares,
   issued and outstanding 91,745,088 shares. . . . . . . . .   . . .    29,492,071      29,492,071
   Accumulated other comprehensive loss . . . . . . . . . . .. . . .       (81,811)        (86,487)
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . .. . .   (29,740,083)    (29,063,303)
                                                                      -------------  --------------

      STOCKHOLDERS' EQUITY (DEFICIENCY). . . . . . . . . . . . . . .      (329,823)        342,281
                                                                      -------------  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY). . . .  $  1,235,881   $   1,382,178
                                                                      =============  ==============



                             SEE ACCOMPANYING NOTES

                                       F3


                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (STATED IN US DOLLARS)

THREE MONTHS ENDED MARCH 31,                  2002          2001
                                  (UNAUDITED)
Revenue. . . . . . . . . . . . . . . . .  $    26,253   $     1,060
                                          ------------  ------------

Expenses:
  Cost of sales. . . . . . . . . . . . .       12,072           723
  Research and development . . . . . . .      218,145       235,234
  Selling, general and administrative. .      351,228       422,506
  Depreciation and amortization. . . . .      108,937        80,548
  Noncash compensation charges . . . . .       12,718       565,597
                                          ------------  ------------

Total expenses . . . . . . . . . . . . .      703,100     1,304,608
                                          ------------  ------------
Loss from operations . . . . . . . . . .     (676,847)   (1,303,548)
                                          ------------  ------------

Other income (expense)
  Interest income. . . . . . . . . . . .           67         3,591
  Other. . . . . . . . . . . . . . . . .            -         1,889
                                          ------------  ------------

                                                   67         5,480
                                          ------------  ------------

Net loss . . . . . . . . . . . . . . . .  $  (676,780)  $(1,298,068)
                                          ============  ============

Net loss per share - basic and diluted .  $      (.01)  $      (.02)
                                          ============  ============
  Weighted-average number of common
  shares outstanding - basic and diluted   91,745,088    82,277,867
                                          ============  ============

                             SEE ACCOMPANYING NOTES

                                       F4


                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                             (STATED IN US DOLLARS)


THREE MONTHS ENDED MARCH 31,                    2002         2001

                                  (UNAUDITED)
Net loss. . . . . . . . . . . . . . . . . .  $(676,780)  $(1,298,068)

Other comprehensive loss:
  Change in unrealized loss on investments.      4,676       (33,112)
                                             ----------  ------------

Comprehensive loss. . . . . . . . . . . . .  $(672,104)  $(1,331,180)
                                             ==========  ============


                             SEE ACCOMPANYING NOTES


                                       F5


                                     USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                (STATED IN US DOLLARS)

                                                     (UNAUDITED)

                                      COMMON STOCK          ACCUMULATED
                                                               OTHER                      STOCKHOLDERS'
                                                           COMPREHENSIVE  ACCUMULATED        EQUITY
                                   SHARES         AMOUNT        LOSS       DEFICIT         (DEFICIENCY)


Balance at December 31, 2001     91,745,088  $   29,492,071  $(86,487)  $(29,063,303)  $    342,281
Change in unrealized loss
 on investments. . . . . . .              -               -     4,676              -          4,676
Net loss . . . . . . . . . .              -               -         -       (676,780)      (676,780)
                              -------------  --------------  ---------  -------------  -------------


Balance at March 31, 2002. .     91,745,088  $   29,492,071  $(81,811)  $(29,740,083)  $   (329,823)
                              =============  ==============  =========  =============  =============


                             SEE ACCOMPANYING NOTES

                                       F6

                          USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (STATED IN US DOLLARS)


THREE MONTHS ENDED MARCH 31,. . . . . . . . . . . . . . . . . . . . .       2002          2001

                                        (UNAUDITED)
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(676,780)  $(1,298,068)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . .    108,936        80,548
    Noncash compensation charge . . . . . . . . . . . . . . . . . . .     12,718       565,597
    Changes in operating assets and liabilities:
     Decrease in accounts receivable . . . . . . . .. . . . . . . . .      2,744        89,253
     Increase in inventories . . . . . . . . . . . .. . . . . . . . .          -        (7,100)
     Decrease in prepaid expenses and other current assets . .. . . .      5,577         9,514
     Increase in other assets. . . . . . . . . . . . . . . . .. . . .          -        (4,000)
     Increase (decrease) in accounts payable and accrued expenses....    151,037      (410,907)
     Decrease in accounts payable and accrued expenses -
      related parties. . . . . . . . . . . . . . . . . . . . . . .. .          -       (20,830)
     Increase (decrease) in due to related parties. . . .  . . .  . .    362,052        (4,273)
                                                                       ----------  ------------

       NET CASH USED IN OPERATING ACTIVITIES . .. . . . . . . . . . .    (33,716)   (1,000,266)
                                                                       ----------  ------------

Cash flows from investing activities:
  Purchases of property and equipment, net. . . . . . . . . . . . . .          -       (13,774)
                                                                       ----------  ------------

Cash flows from financing activities:
  Proceeds from the issuance of common stock. . . . . . . . . . . . .          -     1,333,260
  Proceeds from the issuance of common stock upon exercise of warrants         -        15,625
                                                                       ----------  ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . .          -     1,348,885
                                                                       ----------  ------------

Net increase (decrease) in cash and cash equivalents. . . . . . . . .    (33,716)      334,845

Cash and cash equivalents at beginning of period. . . . . . . . . . .    104,238       231,197
                                                                       ----------  ------------

Cash and cash equivalents at end of period. . . . . . . . . . . . . .  $  70,522   $   566,042
                                                                       ==========  ============


                             SEE ACCOMPANYING NOTES

                                       F7

NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01(a)(5) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

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

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at March 31, 2002 and 2001.

NOTE  C  -  CONTINGENT  LIABILTIY

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

NOTE  D  -  STOCKHOLDERS'  EQUITY  (DEFICIENCY)

During January 2002 the Company issued 4,680,000 options to purchase common stock to certain officers and directors of the Company under the 2001 Stock Option Plan ("the "2001 Plan"). The stock options are exercisable at a price of $0.50 (U.S.) per share for a term of two years from the date of grant.

During January 2002 the Company issued 925,000 options to purchase common stock to certain service providers of the Company under the 2001 Plan. The stock options are exercisable at a price of $0.50 (U.S.) per share for a term of two

                                       F8
years from the date of grant. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 123, the Company has charged to operations for the three-month period ended March 31, 2002 approximately $13,000 which is based on the fair value of the stock options as services are provided. At March 31, 2002 since such options have not yet vested, this amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE  E  -  RELATED  PARTY  TRANSACTIONS

During the three-month period ended March 31, 2002 advances were made by certain directors and officers of the Company of approximately $161,000, net of repayments. These advances are non-interest bearing and are due on demand. These advances are included in due to related parties on the accompanying consolidated balance sheet.

During the three-month period ended March 31, 2002 advances were made by shareholders of the Company of approximately $201,000. These advances are non-interest bearing and are due on demand. These advances are included in due to related parties in the accompanying consolidated balance sheet.