Form 10-Q
period 2002-06-30
USA VIDEO INTERACTIVE CORP
filed 2002-08-14
CIK 1107280

SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C.  20549



                                    FORM  10-Q


             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

                  For  the  quarterly  period  ended  June  30,  2002


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

Yes  |X|       No  |_|

At August 13, 2002, there were 101,745,089 shares of the registrant's common stock outstanding.



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

MARKETS  AND  PRODUCTS:
As an outgrowth of its video streaming systems business and specialized engineering services, USVO has identified emerging markets for global media streaming services and has developed a unique solution to provide a wide range of business customers with value-added streaming media solutions. With this approach, called StreamHQ , customers can leverage USVO's infrastructure and technical expertise, while focusing on their own core business competencies.

StreamHQ facilitates the transmission of digitized and compressed video to the user's desktop via multiple streaming modes that take advantage of the available connectivity. While competitive services take a "one-size-fits-all" streaming approach, StreamHQ brings unique value propositions to individual vertical markets with functionality designed specifically for those markets. Beyond quality streaming, USVO's overriding goal has been to give customers media asset management tools and information that provide a basis for them to achieve a return on investment in streaming media expenditures.

StreamHQ encompasses an end-to-end process from source to viewing, including content production, content encoding, asset management and protection, media and application hosting, multi-mode content distribution, and transaction data capture and reporting.

USVO tailored an initial deployment product, Zmail, which uses StreamHQ to deliver rich media emails. Zmail leverages the diverse functional capabilities of this architecture to provide a value-added service to advertisers, as well as other business applications, such as corporate communications, consumer notices, product recalls, and customer support.

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

TECHNOLOGY  APPROACH:
USVO is approaching the global media streaming services market with a Tier 1 media-streaming infrastructure that the Company has attempted to differentiate from competitive products and services in terms of architectural, functional, and business features. Leveraging some of the industry's most prominent providers for data storage, networking, and data management, StreamHQ strives to compete based on service availability, an efficient streaming process, redundancy and fail-over features, and continuity in the event of power outages.

USVO has created a modular system that can be scaled to meet the requirements of a growing clientele. StreamHQ can also be rapidly replicated to provide a streaming utility in multiple Internet Data Centers around the world.

StreamHQ functionality is software driven, allowing USVO to create future system enhancements based on the needs of the marketplace. Additionally, USVO can customize the baseline features of StreamHQ and plans to expand the system features to support the specialized needs of additional types of customers.

RESEARCH  AND  DEVELOPMENT:
USVO has ongoing research and development (R&D) efforts that are aimed at improving the efficiency and security of media delivery to clients. Among these R&D efforts is the ongoing development of technology that will help protect the intellectual property of content owners. USVO also has a proprietary still-image wavelet compression technology.

BUSINESS  OBJECTIVES:
USVO  has  established  the  following  near-term  business  objectives:
1. Establish StreamHQ as the industry standard in the streaming video and rich media marketplace;
2. Generate services- and systems-based revenues in accordance with the corporate business plan;
3. Attain industry recognition for the superior architectural, functional, and business differentiators of the StreamHQ architecture;
4. Leverage USVO's digital video patent for licensing fees and partnerships in the United States and internationally;
5. Develop at least one client per year for a complete StreamHQ system, including intellectual property licensing and operational support;
6. Expand StreamHQ functionality to provide enhanced support for corporate training and education markets; and
7. Patent and license new technology developed within the corporate R&D program.

MARKET  PERSPECTIVE:
With its StreamHQ service offering, USVO's goals are: 1) to become a market-leading streaming media service provider; 2) to establish itself as a leader in streaming technology innovation; 3) to capture revenue and market share from services and products in advertising, corporate communications, education, entertainment, and other markets. Numerous published reports estimate the current value of these markets as in excess of 20 billion dollars. As a secondary objective, USVO intends to leverage its broad video-on-demand patent by licensing it to other companies.

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

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and the require the most subjective judgment:

          -  Revenue  recognition;
          -  Accounting  for  marketable  securities;  and
          -  Inventory  valuation  and  related  reserves.

Revenue recognition. Software revenue and other services are recognized in accordance with the terms of the specific agreement, which is generally upon delivery. Maintenance, support and service revenue are recognized ratably over the term of the related agreement.

Accounting for marketable securities. We classify our investments in marketable securities as "available for sale." We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reflected upon the sale of our marketable securities in our statements of operations.

Inventory valuation and related reserves. Inventories are valued at the lower of cost or market on a first-in, first-out basis. We use a standard cost system for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. We write down or reserve for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions. We compare current inventory levels on a product basis to our current sales forecast in order to assess our inventory reserve balance. Our sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of our products, current products, expected future products and various other assumptions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.


RESULTS  OF  OPERATIONS

Sales

Sales for the six-month period ended June 30, 2002 were $89,576, compared to revenue of $34,235 for the six-month period ended June 30, 2001. Sales for the three-month period ended June 30, 2002 were $63,323 compared to $33,175 three-month period ended June 30, 2001. The increase in revenue for the three month ended June 30, 2002 is attributable to the proceeds from a government program based on product and services provided on a December 31, 2000 project.

Starting in the fourth quarter of 2000 and continuing during the next 24 months, the Company concentrated its managerial and technical efforts on the remaining critical stages of developing and refining its new web and content delivery infrastructure (StreamHQ).

Services and/or systems based on this infrastructure are intended to become the Company's core business in place of its custom-built systems for video encoding, decoding and streaming, the market for which has diminished significantly in the last 18 to 21 months. The Company believes the market declined for a number reasons, the most important of which is that customers no longer can afford to invest in single-purpose hardware systems of this type. As a result, profit margins on the Company's media systems have continued to decline, and the Company has lowered prices in the face of declining demand. A change in focus was necessary to capture the market for a more diverse multi-purpose infrastructure.

This change in focus required shifting technical and managerial resources from sales of the old line of products to systems/services offerings based on the new infrastructure. Additionally, the Company was required to make a significant investment in the computer hardware and development of the software functionality that are at the core of this infrastructure.

Recently, due to the change in capital markets, funding for an internal sales and marketing team was unable to be maintained. Therefore, the Company has focused on partnering relationships with other companies to complete the execution of it StreamHQ -based business plan.

Cost  of  Sales

The cost of sales for the six months ended June 30, 2002 was $57,542, as compared to $20,566 for the comparable period of 2001. For the three-month period ended June 30, 2002, the cost of sales was $45,470 as compared to $19,843 for the comparable period 2001. The increase in cost of sales is directly attributable to the increase in sales.

Selling,  General  and  Administrative  Expenses

Selling, General and Administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for day-to-day operations of the Company. Due to market conditions, Management has implemented consolidation procedures to reduce the daily cost of Selling, General and Administrative expenses.

Selling, General and Administrative expenses for the three months ended June 30, 2002 decreased $341,971 to $296,519 from $638,490 for the three months ended June 30, 2001. The six months ended June 30, 2002 these cost decreased by $413,249 to $647,747 from $1,060,996 for the comparable period. The reduction was due to consolidation efforts of management.

Professional expense for the three months ended June 30, 2002, decreased to $30,856 from $104,892 for the comparable period of 2001. The six months ended June 30, 2002 these cost decreased to $71,804 from $175,133 for the comparable period. The Company utilized its staff to perform tasks previously outsourced.

Product marketing expenses for the three months ended June 30, 2002, decreased to $29,634 from $200,170 for the comparable period of 2001. The six months ended June 30, 2002 these cost decreased to $93,137 from $314,092 for the comparable period. The reduction was due to consolidation efforts of management.

Administrative/Office expenses for the three months ended June 30, 2002, decreased to $100,890 from $189,378 for the comparable period of 2001. The six months ended June 30, 2002 these cost decreased to $185,419 from $274,559 for the comparable period. The reduction was due to consolidation efforts of management.

The Company has arranged for additional staff/consultants to engaged in marketing activities in an effort to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers. Other components of Selling, General and Administrative expense did not change significantly.

Research  and  Development  Expenses

Research and development expenses consisted primarily of compensation, hardware, software, licensing fees, and new product applications for the Company's proprietary StreamHQ . Research and development expenses decreased by 46% to $235,581 for the six months ended June 30, 2002, from $439,609 for the comparable period in 2001 and by 91% to $17,436 for the three months ended June 30, 2002 from $204,375 for the comparable period in 2001. The reduction was due to consolidation efforts of management.

As the Company consolidates its business, its product development, product marketing, and other general and administrative expenses will continue to decrease.

Non-Cash  Compensation  Charges

Non-cash compensation charges for the six months ended June 30, 2002 reflected charges in the first quarter of 2002 of $12,718 and the second quarter of 2002 of $19,077 was due to the amortization of a portion of the options issued to consultants. Non-cash compensation charges for the six months ended June 30, 2001 reflected charges in the first quarter of 2001 of $565,597. Of this amount, $462,097 was due to the issuance of common shares and common share warrants to the Company's officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance. Because the rules of the Toronto Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance. In addition, the Company issued options to purchase 150,000 common shares to consultants, resulting in a $97,500 charge during the six months ended June 30, 2001. The Company also incurred a charge of $6,000 for the issuance of employee stock options.

Other  Expense

The Company sold the stock of related registered companies for the three months ended June 30, 2002 for a loss of $93,319. As of December 31, 2001, the Company reported change in unrealized loss on investments for $86,487.

Net  Losses

To date, the Company has not achieved profitability and, in fact, expects to incur substantial net losses for at least the remainder of 2002. The Company's net loss for the six months ended June 30, 2001 was $1,241,537 as compared with a net loss of $2,217,876 for the six months ended June 30, 2001 and for the three months ended June 30, 2002 was $564,757 as compared to $919,808 for the comparable period.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2002, the Company's had a cash position of $125,212, compared to $104,238 at December 31, 2001. The Company's principal sources of cash during the three months ended June 30, 2002, were proceeds of $700,000 from the issuance of stock in a private placement. This was substantially offset by $714,810 of cash used in operating activities.

The Company will require additional financing to fund current operations through the remained of 2002. The Company has historically satisfied its capital needs primarily by issuing equity securities. The Company will require an additional $1.5 million to $2.0 million to finance operations for the rest of fiscal 2002 and intends to seek such financing through sales of its equity securities.

Assuming the aforementioned $1.5 million to $2.0 million in financing is obtained, the Company believes that continuing operations for the longer term will be supported through anticipated growth in revenues and through additional sales of the Company's securities. Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $1.5 million to $2.0 million for fiscal 2002. The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

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

The Company requires substantial additional financing to maintain operations at current levels beyond the second quarter of 2002. Financing may not be available when needed on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

Item  2.   Changes  in  Securities  and  Use  of  Proceeds

During the quarter ended June 30, 2002, the Company completed an offering, which it commenced in May 2002, of units. Each unit consisted of one share of common stock and one warrant to acquire an additional share at $0.085 per share ($0.13
CN) by June 2004. On completion of the offering, a total of 10,000,000 units were issued at $0.07 per unit ($0.11 CN) for total proceeds of $700,000 (adjusted for exchange rate conversions for sales to Canadian purchasers).

The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors. Three officers and directors of the Company, one employee of the Company, six (6) additional unaffiliated nonaccredited investors, and eleven
(11) additional unaffiliated accredited investors purchased the securities. The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.


Item  3.   Defaults  Upon  Senior  Securities.

None.

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.

The Company held an annual meeting of shareholders on June 28, 2002, at Groton, Connecticut. At the meeting the shareholders voted to retain Anton Drescher, Edwin Molina and Robert Smith as Directors of the Company.

Also at the meeting, the shareholders approved the appointment of Goldstein Golub Kessler LLP as auditors for the year ending December 31, 2002.





Matter Voted Upon                No. of Votes For           No. of Votes Against        No. of Votes Withheld
-----------------                ----------------           --------------------        ---------------------

1. Election of Directors           51,486,814                       nil                      543,723


2. Appoint Goldstein Golub
     Kessler LLP as auditors
     of the Company for the
     year ending
     December 31, 2002             51,629,330                     336,556                     64,908

1. Any other matters               50,820,355                   1,004,913                    205,519



Item  5.   Other  Information.

None.

Item  6.   Exhibits  and  Reports  on  Form  8-K

          (a)  Exhibit(s)

               Exhibit 1 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports  on  Form  8-K

               (i) On April 15, 2002, the registrant filed a report on Form 8-K wherein the registrant reported that it had placed eight of its twenty employees in the Connecticut office on a temporary furlough.

               (ii) On  May  14, 2002, the registrant filed a report on Form 8-K wherein the registrant reported that the prominent intellectual property and technology law firm Fish & Richardson P.C. (www.fr.com) will commence protection of the registrant's store-and-forward video-on-demand U.S. patent (number 5,130,792), beginning with an aggressive licensing program.

              (iii) On  May  17,  2002,  the  Registrant announced that Daniel
                    Kinnaman and the Company have mutually agreed to terminate Mr. Kinnaman's employment as Vice President of Sales and Marketing, effective immediately.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     USA  Video  Interactive  Corp.

Dated:  August  13,  2002                  By:  /s/  Anton  J.  Drescher
                                     --------------------------------
                                     Name:  Anton  J.  Drescher
                                     Title:  Chief  Financial  Officer

                                                                       Exhibit 1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Edwin Molina, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of USA Video Interactive Corp on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of USA Video Interactive Corp.


                                By:  /s/  Edwin  Molina
                                   -----------------------------------
                                   Name:  Edwin  Molina
                                   Title:  President  and  Chief  Executive
                                          Officer
                                   Date:  August  13,  2002



I, Anton J. Drescher, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of USA Video Interactive Corp on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of USA Video Interactive Corp.


                                By:  /s/  Anton  J.  Drescher
                                   ------------------------------------
                                   Name:  Anton  J.  Drescher
                                   Title:  Secretary  and  Chief  Financial
                                          Officer
                                   Date:  August  13,  2002

                                       F1

                           USA VIDEO INTERACTIVE CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)

                             (STATED IN US DOLLARS)
                              --------------------





                                       F2


                               USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                          (STATED IN US DOLLARS)


                                                                               JUNE 30,      DECEMBER 31,
                                                                                 2002            2001
                                                                             -------------  --------------
                                                                              (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $    125,212   $     104,238
  Marketable securities - related parties . . . . . . . . . . . . . . . . .             -          42,616
  Accounts receivable, net of allowance for doubtful accounts $-0-. . . . .        22,671          30,900
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,322          12,000
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . .        13,122          21,613
                                                                             -------------  --------------


     TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .       197,327         211,367

Property and Equipment - at cost, net of accumulated
  depreciation of $836,603 and $573,015, respectively . . . . . . . . . . .       836,751       1,100,339

Other Assets, net of accumulated amortization of $9,677
 and $8,016, respectively . . . . . . . . . . . . . . . . . . . . . . . . .        68,811          70,472

Deferred Tax Assets, net of valuation allowance
  of $7,667,000 and $7,215,000, respectively. . . . . . . . . . . . . . . .             -               -
                                                                             -------------  --------------


     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,102,889   $   1,382,178
                                                                             =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .  $  1,140,446   $     948,417
  Due to related parties. . . . . . . . . . . . . . . . . . . . . . . . . .        75,212          91,480
                                                                             -------------  --------------


     TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .     1,215,658       1,039,897
                                                                             -------------  --------------



Commitments and Contingencies

Stockholders' Equity (Deficiency):
  Preferred stock - no par value; authorized 250,000,000 shares, none issued
  Common stock - no par value; authorized 250,000,000 shares,
    issued and outstanding 101,745,088 and 91,745,088 shares, respectively.    30,192,071      29,492,071
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . .             -         (86,487)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (30,304,840)    (29,063,303)
                                                                             -------------  --------------


     STOCKHOLDERS' EQUITY (DEFICIENCY). . . . . . . . . . . . . . . . . . .      (112,769)        342,281
                                                                             -------------  --------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY). . . . . . . .  $  1,102,889   $   1,382,178
                                                                             =============  ==============




                             SEE ACCOMPANYING NOTES


                                       F3


                                USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (STATED IN US DOLLARS)
                                                 (UNAUDITED)



                                             FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                JUNE 30    JUNE 30                  JUNE 30    JUNE 30
                                                 2002       2001                      2002       2001
                                          ---------------  ---------------  ---------------  ---------------
Revenue. . . . . . . . . . . . . . . . .  $       63,323   $       33,175   $       89,576   $       34,235
                                          ---------------  ---------------  ---------------  ---------------

Expenses:
  Cost of sales. . . . . . . . . . . . .          45,470           19,843           57,542           20,566
  Research and development . . . . . . .          17,436          204,375          235,581          439,609
  Selling, general and administrative. .         296,519          638,490          647,747        1,060,996
  Depreciation and amortization. . . . .         156,313           91,429          265,250          171,977
  Noncash compensation charges . . . . .          19,077                -           31,795          565,597
                                          ---------------  ---------------  ---------------  ---------------


Total expenses . . . . . . . . . . . . .         534,815          954,137        1,237,915        2,258,745
                                          ---------------  ---------------  ---------------  ---------------
Loss from operations . . . . . . . . . .        (471,492)        (920,962)      (1,148,339)      (2,224,510)
                                          ---------------  ---------------  ---------------  ---------------

Other income (expense)
  Interest income. . . . . . . . . . . .              54            1,443              121            5,034
  Other. . . . . . . . . . . . . . . . .         (93,319)            (289)         (93,319)           1,600
                                          ---------------  ---------------  ---------------  ---------------


                                                 (93,265)           1,154          (93,198)           6,634
                                          ---------------  ---------------  ---------------  ---------------

Net loss . . . . . . . . . . . . . . . .  $     (564,757)  $     (919,808)  $   (1,241,537)  $   (2,217,876)
                                          ===============  ===============  ===============  ===============

Net loss per share - basic and diluted .  $         (.01)  $         (.01)  $         (.01)  $         (.03)
                                          ===============  ===============  ===============  ===============
Weighted-average number of common
 shares outstanding - basic and diluted.      92,074,758       84,373,990       91,910,834       83,331,719
                                          ===============  ===============  ===============  ===============



                             SEE ACCOMPANYING NOTES


                                       F4


                                       USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                  (STATED IN US DOLLARS)
                                                        (UNAUDITED)



                                                      FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                       JUNE 30              JUNE 30           JUNE 30         JUNE 30
                                                       2002                   2001             2002             2001
                                           ----------------------------  ---------------  ---------------  ---------------
Net loss. . . . . . . . . . . . . . . . .  $                  (564,757)  $     (919,808)  $   (1,241,537)  $   (2,217,876)

Other comprehensive income:
  Change in unrealized loss on marketable
      securities. . . . . . . . . . . . .                       81,811          (64,684)          86,487          (97,796)
                                           ----------------------------  ---------------  ---------------  ---------------


Comprehensive loss. . . . . . . . . . . .  $                  (482,946)  $     (984,492)  $   (1,155,050)  $   (2,315,672)
                                           ============================  ===============  ===============  ===============





                             SEE ACCOMPANYING NOTES


                                       F5


                                      USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                 (STATED IN US DOLLARS)

                                                       (UNAUDITED)

                                                COMMON  STOCK       ACCUMULATED
                                                                        OTHER
                                                                    COMPREHENSIVE    ACCUMULATED       STOCKHOLDERS'
                                           SHARES       AMOUNT          LOSS           DEFICIT     EQUITY  (DEFICIENCY)
                                         -----------  -----------  ---------------  -------------  ---------------------


Balance at December 31, 2001. . . . . .   91,745,088  $29,492,071  $      (86,487)  $(29,063,303)  $            342,281
Issuance of common stock and
 common stock warrants for cash . . . .   10,000,000      700,000               -              -                700,000
Change in unrealized loss on marketable
  securities. . . . . . . . . . . . . .            -            -          86,487              -                 86,487
Net loss. . . . . . . . . . . . . . . .            -            -               -     (1,241,537)            (1,241,537)




Balance at June 30, 2002. . . . . . . .  101,745,088  $30,192,071  $            -   $(30,304,840)  $           (112,769)
                                         ===========  ===========  ===============  =============  =====================





                             SEE ACCOMPANYING NOTES


                                       F6


                             USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (STATED IN US DOLLARS)




SIX MONTHS ENDED JUNE 30,                                                   2002          2001

(UNAUDITED)
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,241,537)  $(2,217,876)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .      265,249       171,977
    Noncash compensation charge . . . . . . . . . . . . . . . . . . . . .       31,795       565,597
    Realized loss on sale of marketable securities - related parties. . .       93,319             -
    Changes in operating assets and liabilities:
      Decrease in accounts receivable . . . . . . . . . . . . . . . . . .        8,229       102,753
      Increase in inventory . . . . . . . . . . . . . . . . . . . . . . .      (24,322)            -
      Decrease in prepaid expenses and other current assets . . . . . . .        8,491        82,337
      Increase in other assets                                                                (4,000)
      Increase (decrease) in accounts payable and accrued expenses. . . .      160,234      (115,586)
      Decrease in accounts payable and accrued expenses -
         related parties. . . . . . . . . . . . . . . . . . . . . . . . .            -       (20,830)
      Increase (decrease) in due to related parties . . . . . . . . . . .      (16,268)       42,348
                                                                           ------------  ------------


       NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . .     (714,810)   (1,393,280)
                                                                           ------------  ------------

Cash flows from investing activities:
    Purchases of property and equipment, net. . . . . . . . . . . . . . .            -      (422,492)
    Proceed from sale of marketable securities - related parties. . . . .       35,784             -
                                                                           ------------  ------------


       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. . . . . . . .       35,784      (422,492)
                                                                           ------------  ------------

Cash flows from financing activities:
    Proceeds from the issuance of common stock. . . . . . . . . . . . . .      700,000     1,333,260
    Proceeds from the issuance of common stock upon exercise of warrants
      warrants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -        60,859
    Loans from related parties. . . . . . . . . . . . . . . . . . . . . .            -       299,916
                                                                           ------------  ------------


       NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . .      700,000     1,694,035
                                                                           ------------  ------------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . .       20,974      (121,737)

Cash and cash equivalents at beginning of period. . . . . . . . . . . . .      104,238       231,197
                                                                           ------------  ------------


Cash and cash equivalents at end of period. . . . . . . . . . . . . . . .  $   125,212   $   109,460
                                                                           ============  ============



                             SEE ACCOMPANYING NOTES


                                       F7

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------


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

 The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at June 30, 2002 and 2001.

NOTE  C  -  COMMON  STOCK

On June 28, 2002, the Company issued 7,085,000 units to investors at $.07 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.085 per share.

On June 28, 2002, the Company issued 2,915,000 units to employees at $.07 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.085 per share.


NOTE  D  -  STOCKHOLDERS'  EQUITY  (DEFICIENCY)

During January 2002 the Company issued 925,000 options to purchase common stock to certain service providers of the Company under the 2001 Plan. The stock options are exercisable at a price of $0.50 (U.S.) per share for a term of two

                                       F8

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------


years from the date of grant. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 123, the Company has charged to operations for the six-months and three-month period ended June 30, 2002, respectively, approximately $32,000 and 19,000 which is based on the fair value of the stock options as services are provided. At June 30, 2002 since such options have not yet vested, this amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

NOTE  E  -  CONTINGENT  LIABILTIY

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