Form 10-Q
period 2002-09-30
USA VIDEO INTERACTIVE CORP
filed 2002-11-14
CIK 1107280

SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C.  20549



                                    FORM  10-Q


             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

                  For  the  quarterly  period  ended  September  30,  2002


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


                                 1-800-321-8564
              (Registrant's  Telephone  Number,  including  Area  Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|       No  |_|

At October 14, 2002, there were 101,745,089 shares of the registrant's common stock outstanding.



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

MARKETS  AND  PRODUCTS:
As an outgrowth of its video streaming systems business and specialized engineering services, USVO has identified emerging markets for global media streaming applications and has developed a unique solution to provide a wide range of business customers with value-added streaming media solutions. With this approach, called StreamHQ , customers can leverage USVO's infrastructure and technical expertise, while focusing on their own core business competencies.

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

StreamHQ encompasses an end-to-end process from source to viewing, including content encoding, asset management and protection, media and application hosting, multi-mode content distribution, and transaction data capture and reporting.

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

USVO has created a modular system that can be scaled to meet the requirements of a growing clientele. StreamHQ can also be rapidly replicated to provide a streaming utility in multiple Internet Data Centers or within corporate
Intranets  around  the  world.

StreamHQ functionality is software driven, allowing USVO to create future system enhancements based on the needs of the marketplace. Additionally, USVO can customize the baseline features of StreamHQ and plans to expand the system features to support the specialized needs of additional types of customers.

RESEARCH  AND  DEVELOPMENT:
USVO has ongoing research and development (R&D) efforts that are aimed at improving the efficiency and security of media delivery to clients. Among these R&D efforts is the ongoing development of technology that will help protect the intellectual property of content owners. USVO also has a proprietary wavelet compression technology.

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

MARKET  PERSPECTIVE:
With its StreamHQ offering, USVO's goals are: 1) to become a market-leading streaming media solutions provider; 2) to establish itself as a leader in streaming technology innovation; 3) to capture revenue and market share from services and products in web and content delivery systems markets. Numerous published reports estimate the current value of these markets as in excess of 20 billion dollars. As a secondary objective, USVO intends to leverage its broad video-on-demand patent and other intellectual properties by licensing them to other companies.

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

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and the require the most subjective judgment:

-     Revenue  recognition;
-     Accounting  for  marketable  securities;
-     Impairment  or  disposal  of  long-lived  assets;  and
-     Inventory  valuation  and  related  reserves.

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

Impairment or disposal of long-lived assets. Long-lived assets are reviewed in accordance with Statement of Financial Accounting Standard ("SFAS") 144. Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs. Long-lived assets are reduced to their estimated fair value.

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

RESULTS  OF  OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2002 were $146,701, compared to revenue of $101,861 for the nine-month period ended September 30, 2001. Sales for the three-month period ended September 30, 2002 were $57,125 compared to $67,626 three-month period ended September 30, 2001. The increase in revenue for the nine month period ended September 30, 2002 is attributable to software engineering services and service maintenance contracts on previous installed systems.

Starting in the fourth quarter of 2000 and continuing during the next 30 months, the Company concentrated its managerial and technical efforts on the remaining critical stages of developing and refining its new web and content delivery infrastructure (StreamHQ ).

Services and/or systems based on this infrastructure are intended to become the Company's core business in place of its custom-built systems for video encoding, decoding and streaming, the market for which has diminished significantly in the last 21 to 24 months. The Company believes the market declined for a number reasons, the most important of which is that customers no longer can afford to invest in single-purpose hardware systems of this type. As a result, profit margins on the Company's media systems have continued to decline, and the Company has lowered prices in the face of declining demand. A change in focus was necessary to capture the market for a more diverse multi-purpose infrastructure.

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

Cost  of  Sales

The cost of sales for the nine months ended September 30, 2002 was $96,205, as compared to $56,602 for the comparable period of 2001. For the three-month period ended September 30, 2002, the cost of sales was $38,663 as compared to $36,036 for the comparable period 2001. The increase in cost of sales is directly attributable to the increase in sales.

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

Selling, General and Administrative expenses for the three months ended September 30, 2002 decreased $315,869 to $124,385 from $440,254 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 these costs decreased by $725,934 to $775,316 from $1,501,250 for the comparable period. The reduction was due to consolidation efforts of management.

Professional expense for the three months ended September 30, 2002, decreased to $8,414 from $38,161 for the comparable period of 2001. For the nine months ended September 30, 2002 these costs decreased to $80,218 from $213,295 for the comparable period. The Company utilized its staff to perform tasks previously outsourced.

Product marketing expenses for the three months ended September 30, 2002, decreased to $6,199 from $175,366 for the comparable period of 2001. For the nine months ended September 30, 2002 these costs decreased to $99,336 from $489,458 for the comparable period. The reduction was due to consolidation efforts of management.

Administrative/Office expenses for the three months ended September 30, 2002, decreased to $34,499 from $162,027 for the comparable period of 2001. For the nine months ended September 30, 2002 these costs decreased to $219,918 from $351,405 for the comparable period. The reduction was due to consolidation efforts of management.

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

Research  and  Development  Expenses

Research and development expenses consisted primarily of compensation, hardware, software, licensing fees, and new product applications for the Company's proprietary StreamHQ . Research and development expenses decreased by 59% to $273,839 for the nine months ended September 30, 2002, from $672,304 for the comparable period in 2001 and by 84% to $38,258 for the three months ended September 30, 2002 from $232,695 for the comparable period in 2001. The reduction was due to consolidation efforts of management.

As the Company consolidates its business, its product development, product marketing, and other general and administrative expenses will continue to decrease.

Non-Cash  Compensation  Charges

     Non-cash compensation charges for the nine months ended September 30, 2002 reflected charges in the first quarter of 2002 of $12,718, the second quarter of 2002 of $19,077 and the third quarter of 2002 of $19,077 was due to the amortization of a portion of the options issued to consultants. In July 2002, $38,154 was vested. Non-cash compensation charges for the nine months ended September 30, 2001 reflected charges in the third and first quarter of 2001 of $575,347. Of this amount, $9,750 and $462,097, respectively, was due to the issuance of common shares and common share warrants to the Company's officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance. Because the rules of the TSX Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance. In addition, the Company issued options to purchase 150,000 common shares to consultants, resulting in a $97,500 charge. The Company also incurred a charge of $6,000 for the issuance of employee stock options.

Other  Expense

The Company sold the stock of related registered companies for the nine months ended September 30, 2002 for a loss of $93,319. As of December 31, 2001, the Company reported change in unrealized loss on investments for $86,487.

Impairment  Loss  on  Long-Lived  Assets

As the result of the Company's inability to raise revenues in accordance with the corporate business plan, the company continued operating at a loss for the nine month period ended September 30, 2002. As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS")144 "Accounting of the Impairment or Disposal of Long-Lived Assets". As an result of this impairment review, the Company recorded an impairment loss of approximately $350,000 during the three month period ended September 30, 2002, to reduce the carrying value of these assets to its estimated fair value.

Net  Losses

To date, the Company has not achieved profitability and, in fact, expects to incur substantial net losses for at least the remainder of 2002. The Company's net loss for the nine months ended September 30, 2002 was $1,882,873 as compared with a net loss of $2,971,875 for the nine months ended September 30, 2001 and for the three months ended September 30, 2002 was $641,336 as compared to $753,999 for the comparable period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2002, the Company had a cash position of $53,652, compared to $104,238 at December 31, 2001.

The Company will require additional financing to fund current operations through the remained of 2002. The Company has historically satisfied its capital needs primarily by issuing equity securities. The Company will require an additional $1.5 million to $2.0 million to finance operations through fiscal 2003 and intends to seek such financing through sales of its equity securities.

Assuming the aforementioned $1.5 million to $2.0 million in financing is obtained, the Company believes that continuing operations for the longer term will be supported through anticipated growth in revenues and through additional sales of the Company's securities. Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $1.5 million to $2.0 million through fiscal 2003. The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

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

Item  4.  Controls  and  Procedures

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, the undersigned officers of the Company have concluded that such disclosure controls and procedures are adequate. There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by the undersigned officers of the Company of the design and operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.


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


          (b)  Reports  on  Form  8-K

               (i) On September 27, 2002, the Registrant announced that four employees of its wholly owned subsidiary USVO Inc. have filed a complaint with the Connecticut Department of Labor with respect to outstanding wages. The Registrant has been in contact with the Connecticut Department of Labor. The Registrant intends to satisfy this obligation forthwith.

               (ii) Amendment  - On September 27, 2002, the Registrant announced that four employees of its wholly owned subsidiary USVO Inc. have filed a complaint with the Connecticut Department of Labor with respect to outstanding wages. The Registrant has been in contact with the Connecticut Department of Labor and intends to satisfy this obligation forthwith.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     USA  Video  Interactive  Corp.

Dated:  November  14,  2002          By:  /s/  Anton  J.  Drescher
                                     --------------------------------
                                     Name:  Anton  J.  Drescher
                                     Title:  Chief  Financial  Officer

                                                                       Exhibit 1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SECTION  906  CERTIFICATION  BY  EDWIN  MOLINA

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, Edwin Molina, hereby certifies that:

1. this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

                                By:  /s/  Edwin  Molina
                                   -----------------------------------
                                   Name:  Edwin  Molina
                                   Title:  President  and  Chief  Executive
                                          Officer
                                   Date:  November  14,  2002


SECTION  906  CERTIFICATION  BY  ANTON  J.  DRESCHER

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, Anton J. Drescher, hereby certifies that:

1. this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

                                By:  /s/  Anton  J.  Drescher
                                   ------------------------------------
                                   Name:  Anton  J.  Drescher
                                   Title:  Secretary  and  Chief  Financial
                                          Officer
                                   Date:  November  14,  2002



CERTIFICATIONS

I,  Edwin  Molina,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of USA Video Interactive Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                By:  /s/  Edwin  Molina
                                   -----------------------------------
                                   Name:  Edwin  Molina
                                   Title:  President  and  Chief  Executive
                                          Officer
                                   Date:  November  14,  2002





I,  Anton  J.  Drescher,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of USA Video Interactive Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                By:  /s/  Anton  J.  Drescher
                                   ------------------------------------
                                   Name:  Anton  J.  Drescher
                                   Title:  Secretary  and  Chief  Financial
                                          Officer
                                   Date:  November  14,  2002

                                       F1

                           USA VIDEO INTERACTIVE CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2002

                                   (UNAUDITED)

                             (STATED IN US DOLLARS)
                              --------------------

                                       F2

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (STATED IN US DOLLARS)


                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   2002             2001
                                                                              ---------------  --------------

                                                                                (UNAUDITED)
ASSETS

Current Assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $       53,652   $     104,238
    Marketable securities - related parties. . . . . . . . . . . . . . . . .               -          42,616
    Accounts receivable, net of allowance for doubtful accounts $-0- . . . .           1,400          30,900
    Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          12,000
    Prepaid expenses and other current assets. . . . . . . . . . . . . . . .          10,805          21,613
                                                                              ---------------  --------------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .          65,857         211,367

Property and Equipment - at cost, net of accumulated
  depreciation of $505,529 and $573,015, respectively. . . . . . . . . . . .         354,957       1,100,339

Other Assets, net of accumulated amortization of $10,508
 and $8,016, respectively. . . . . . . . . . . . . . . . . . . . . . . . . .          67,980          70,472

Deferred Tax Assets, net of valuation allowance
  of $7,749,000 and $7,215,000, respectively . . . . . . . . . . . . . . . .               -               -
                                                                              ---------------  --------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      488,794   $   1,382,178
                                                                              ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . .  $    1,149,739   $     948,417
    Due to related parties . . . . . . . . . . . . . . . . . . . . . . . . .          55,006          91,480
                                                                              ---------------  --------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . .       1,204,745       1,039,897
                                                                              ---------------  --------------

Commitments and Contingencies

Stockholders' Equity (Deficiency):
    Preferred stock - no par value; authorized 250,000,000 shares, none issued
    Common stock - no par value; authorized 250,000,000 shares,
     issued and outstanding 101,745,088 and 91,745,088 shares, respectively.      30,230,225      29,492,071
    Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . .               -         (86,487)
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .     (30,946,176)    (29,063,303)
                                                                              ---------------  --------------

        STOCKHOLDERS' EQUITY (DEFICIENCY). . . . . . . . . . . . . . . . . .        (715,951)        342,281
                                                                              ---------------  --------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY). . . . . . .  $      488,794   $   1,382,178
                                                                              ===============  ==============





                             SEE ACCOMPANYING NOTES

                                       F3

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (STATED IN US DOLLARS)
                                   (UNAUDITED)



                                                  FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                    2002             2001             2002             2001
                                               ---------------  ---------------  ---------------  ---------------
Revenue . . . . . . . . . . . . . . . . . . .  $       57,125   $       67,626   $      146,701   $      101,861
                                               ---------------  ---------------  ---------------  ---------------

Expenses:
        Cost of sales . . . . . . . . . . . .          38,663           36,036           96,205           56,602
        Research and development. . . . . . .          38,258          232,695          273,839          672,304
        Selling, general and administrative .         124,385          440,254          775,316        1,501,250
        Depreciation and amortization . . . .         132,624          104,645          397,874          276,622
        Impairment loss on long-lived assets.         350,000                -          350,000                -
        Noncash compensation charges. . . . .          19,077            9,750           50,872          575,347
                                               ---------------  ---------------  ---------------  ---------------

Total expenses. . . . . . . . . . . . . . . .         703,007          823,380        1,944,106        3,082,125
                                               ---------------  ---------------  ---------------  ---------------
Loss from operations. . . . . . . . . . . . .        (645,882)        (755,754)      (1,797,405)      (2,980,264)
                                               ---------------  ---------------  ---------------  ---------------

Other income (expense)
           Interest income. . . . . . . . . .              22               98              143            5,132
           Other. . . . . . . . . . . . . . .           4,524            1,657          (85,611)           3,257
                                               ---------------  ---------------  ---------------  ---------------

                                                        4,546            1,755          (85,468)           8,389
                                               ---------------  ---------------  ---------------  ---------------

Net loss. . . . . . . . . . . . . . . . . . .  $     (641,336)  $     (753,999)  $   (1,882,873)  $   (2,971,875)
                                               ===============  ===============  ===============  ===============

Net loss per share - basic and diluted. . . .  $         (.01)  $         (.01)  $         (.02)  $         (.04)
                                               ===============  ===============  ===============  ===============
Weighted-average number of common
 shares outstanding - basic and diluted . . .     101,745,089       84,533,997       95,224,942       83,719,069
                                               ===============  ===============  ===============  ===============






                             SEE ACCOMPANYING NOTES


                                       F4

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                             (STATED IN US DOLLARS)
                                   (UNAUDITED)



                                                 FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                   2002             2001             2002             2001
                                              ---------------  ---------------  ---------------  ---------------
Net loss . . . . . . . . . . . . . . . . . .  $     (641,336)  $     (753,999)  $   (1,882,873)  $   (2,971,875)

Other comprehensive income:
     Change in unrealized loss on marketable
          securities                                        -         (20,535)          86,487         (118,331)
                                              ---------------  ---------------  ---------------  ---------------


Comprehensive loss . . . . . . . . . . . . .  $     (641,336)  $     (774,534)  $   (1,796,386)  $   (3,090,206)
                                           -  ===============  ===============  ===============  ===============








                             SEE ACCOMPANYING NOTES


                                       F5

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (STATED IN US DOLLARS)

                                   (UNAUDITED)


                                              COMMON STOCK           ACCUMULATED
                                                                        OTHER
                                                                    COMPREHENSIVE    ACCUMULATED       STOCKHOLDERS'
                                           SHARES       AMOUNT          LOSS           DEFICIT     EQUITY  (DEFICIENCY)


Balance at December 31, 2001. . . . . .   91,745,088  $29,492,071  $      (86,487)  $(29,063,303)  $            342,281
Issuance of common stock and
 common stock warrants for cash . . . .   10,000,000      700,000               -              -                700,000
Noncash compensation charges. . . . . .            -       38,154               -              -                 38,154
Change in unrealized loss on marketable
  securities. . . . . . . . . . . . . .            -            -          86,487              -                 86,487
Net loss. . . . . . . . . . . . . . . .            -            -               -     (1,882,873)            (1,882,873)
                                          ----------  -----------  --------------  --------------  ---------------------

Balance at September 30, 2002 . . . . .  101,745,088  $30,230,225  $            -   $(30,946,176)  $           (715,951)
                                         ===========  ===========  ===============  =============  =====================








                             SEE ACCOMPANYING NOTES


                                       F6


                                       USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (STATED IN US DOLLARS)
                                                       (UNAUDITED)


                                                          FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                            2002             2001             2002             2001
                                                       ---------------  ---------------  ---------------  ---------------
Cash flows from operating activities:
    Net loss. . . . . . . . . . . . . . . . . . . . .  $     (641,336)  $     (753,999)  $   (1,882,873)  $   (2,971,875)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Bad debts . . . . . . . . . . . . . . . . . . .          17,753                -           17,753                -
      Depreciation and amortization . . . . . . . . .         132,625          104,645          397,874          276,622
      Impairment loss on long-lived assets. . . . . .         350,000                -          350,000                -
      Noncash compensation charge . . . . . . . . . .          19,077            9,750           50,872          575,347
     Realized loss on sale of marketable securities -
         related parties. . . . . . . . . . . . . . .               -                -           93,319                -
     Changes in operating assets and liabilities:
         Decrease in accounts receivable. . . . . . .           3,518           11,079           11,747          113,832
         Decrease in inventory. . . . . . . . . . . .          36,322                -           12,000                -
         (Increase) decrease in prepaid expenses and
          other current assets. . . . . . . . . . . .           2,317          (19,189)          10,808           63,148
         Increase (decrease) in accounts payable and
           accrued expenses . . . . . . . . . . . . .          28,370          (34,130)         188,604         (149,716)
     Decrease in accounts payable and accrued
         expenses - related parties . . . . . . . . .               -                -                -          (20,830)
     Increase (decrease) in due to related parties. .         (20,206)        (337,097)         (36,474)           5,167
                                                       ---------------  ---------------  ---------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES . . . . . . . .         (71,560)      (1,018,941)        (786,370)      (2,108,305)
                                                       ---------------  ---------------  ---------------  ---------------

Cash flows from investing activities:
   Purchases of property and equipment, net . . . . .               -          (63,628)               -         (486,120)
   Patent fees                                                                                                    (4,000)
   Proceed from sale of marketable securities -
      related parties . . . . . . . . . . . . . . . .               -                -           35,784                -
                                                       ---------------  ---------------  ---------------  ---------------


NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .               -          (63,628)          35,784         (490,120)
                                                       ---------------  ---------------  ---------------  ---------------

Cash flows from financing activities:
   Proceeds from the issuance of common stock . . . .               -        1,074,131          700,000        2,407,391
   Proceeds from the issuance of common stock
      upon exercise of warrants . . . . . . . . . . .               -           12,053                -           72,912
                                                       ---------------  ---------------  ---------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . .               -        1,086,184          700,000        2,480,303
                                                       ---------------  ---------------  ---------------  ---------------

Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . . . .         (71,560)           3,615          (50,586)        (118,122)

Cash and cash equivalents at beginning of period. . .         125,212          109,460          104,238          231,197
                                                       ---------------  ---------------  ---------------  ---------------


Cash and cash equivalents at end of period. . . . . .  $       53,652   $      113,075   $       53,652   $      113,075
                                                       ===============  ===============  ===============  ===============






                             SEE ACCOMPANYING NOTES

                                       F7

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNADITED)
                             (STATED IN US DOLLARS)
                              --------------------


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

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $1,882,873 for the nine month period ended September 30, 2002 and $3,684,340, $4,661,652 and $1,684,468 for
the years ended December 31, 2001, 2000 and 1999, respectively. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

 The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at September 30, 2002 and 2001.

                                       F8

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNADITED)
                             (STATED IN US DOLLARS)
                              --------------------

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

NOTE  D  -  STOCKHOLDERS'  EQUITY  (DEFICIENCY)

During January 2002 the Company issued 925,000 options to purchase common stock to certain service providers of the Company under the 2001 Plan. The stock options are exercisable at a price of $0.50 (U.S.) per share for a term of two years from the date of grant. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 123, the Company has charged to operations for the nine-month and three-month periods ended September 30, 2002, respectively, approximately $51,000 and $19,000 which is based on the fair value of the stock options as services are provided. At September 30, 2002 since part of such options have not yet vested, $13,000 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

NOTE  F  -  IMPAIRMENT  OF  LONG-LIVED  ASSETS

As the result of the Company's inability to raise revenues in accordance with the corporate business plan, the company continued operating at a loss for the nine month period ended September 30, 2002. As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard ('SFAS") 144 "Accounting of the Impairment or Disposal of Long-Lived Assets". As a result of this impairment review, the Company recorded an impairment loss of approximately $350,000 during the three month period ended September 30, 2002, to reduce the carrying value of these assets to its estimated fair value.