Form 10-K
period 2002-12-31
USA VIDEO INTERACTIVE CORP
filed 2003-03-31
CIK 1107280

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

                   For the fiscal year ended December 31, 2002

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

  83  Halls  Road,  Old  Lyme,  Connecticut                         06371
(Address  of  principal  executive  offices)                    (ZIP  Code)


Registrant's  telephone  number,  included  area  code:         (860)  434-5535
                                                       ------------------------

Securities  registered  pursuant  to  Section  12(b)                None
  of the Act:                                           -----------------------

Securities  registered pursuant to Section 12(g)    Common Shares, no par value
  of the Act:                                       --------------------------
                                                    (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 26, 2003 (computed by reference to average of the bid and asked price on the NASD OTC Bulletin Board of the common shares on such date): $9,052,083. Number of common shares outstanding at March 24, 2003: 106,495,089.

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

USA Video has developed a number of specific products and services based on these technologies. These include StreamHQ(TM) , a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ(TM), a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster(TM); ZMail(TM), a service that delivers web and rich media content to targeted audiences, and mediaClix(TM), a service that delivers content similar to Zmail(TM) but originating from an existing web presence.

The Company was incorporated on April 18, 1986, as First Commercial Financial Group Inc. in the Province of Alberta, Canada. In 1989, its name was changed to "Micron Metals Canada Corp.", which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business. In 1995, the Company changed its name to "USA Video Interactive Corp." and continued its corporate existence in the State of Wyoming. The Company has five wholly-owned subsidiaries: USA Video (California) Corp., USA Video

Corporation, USA Video Productions Inc., USA Video Technology Corporation and USVO Inc. USA Video's executive and corporate offices are located in Old Lyme, Connecticut, and its Canadian offices are located in Vancouver, British Columbia.

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

USA Video believes that market conditions are favorable for continued acceptance of mainstream VOD services. In published highlights of its 14th annual Communications Industry Forecast, industry merchant bank Veronis Suhler notes that per-person daily use of all forms of media continues to increase and is expected to pass 10 hours per day by 2004. In addition, Veronis Suhler forecasts that Internet advertising will more than quadruple to $24.4 billion by 2004, surpassing cable, network television and consumer magazines, as total advertising spending grows 8.6% yearly through 2004. Total U.S. spending on media is expected to reach $663.3 billion by 2003. The 7.5% combined annual growth rate will make communications the second fastest-growing industry (behind telecommunications) among the top 12 U.S. industries.

USA Video believes its source-to-destination streaming media delivery services hold significant potential for the on-line advertising and other industries. According to Arbitron/Edison Media Research's Internet VI Study released on February 7, 2001, streaming media usage had increased in the previous year. As of January 2001, 13% of Americans (more than 30 million people) use Internet audio or video each month, compared to 10 % in January 2000. More than one-quarter (27%) of Americans (more than 61 million people) have used Internet audio or video while 6%, over 13 million people, use streaming media each week, according to the Internet VI study. USA Video's streaming media delivery services are designed to be highly functional, cost-effective and easily implemented for advertisers targeting specific demographic groups.

STRATEGIC  PLAN

USA Video believes that the expected substantial increases in bandwidth capacity, accompanying decreases in bandwidth cost, increases in consumer computer and video appliance storage capacity, and the proliferation of fast video file transfer techniques will result in an industry focus on downloading as an alternative to streaming as a content delivery mechanism. To position the Company to take advantage of this anticipated shift, USA Video has focused its immediate plans on aggressively protecting its technology ownership rights, including pursuing licensing arrangements and other forms of enforcement.

USA Video discontinued the sale of select services from its prototype StreamHQ(TM) after customers' satisfaction and proof of concept. The Company no longer sells its individual functions of StreamHQ(TM). USA Video intends to continue to develop and expand its StreamHQ(TM) services business, while pursuing opportunities to sell replicated StreamHQ(TM) systems to corporations and organizations that prefer systems solutions to services solutions. To this end, USA Video's future plans include:

- Continuing StreamHQ(TM) functionality development, particularly the automation of processes and client account management, which allows more efficient delivery of services and expansion of the services client base;

- Scaling the StreamHQ(TM) infrastructure in modular fashion as necessary to support an increasing number and size of Zmail(TM) and mediaClix(TM) campaigns;

- Eventually establishing multiple marketing and distribution channels, particularly in the form of alliances with third parties, including some of the Company's product and service suppliers; and

- Ultimately expanding and enabling the organic sales and marketing team, to support increased direct marketing to various markets, including advertising, corporate communications, customer service, entertainment, and education.

PROPRIETARY  TECHNOLOGIES

USA Video's proprietary technologies include its (1) VOD patent, and (2) Digital fingerprinting piracy deterrence technology; and (3) StreamHQ(TM) infrastructure, software, and service delivery processes.

- USA Video's VOD Patent (#5,130,792) (the "Patent") explicitly covers the rich media delivery model that is becoming more widely accepted as a means of delivering content for education, training, and entertainment; that is, faster-than-real-time download to computer and set-top box hard drives for subsequent content viewing without quality limitations resulting from insufficient or variable bandwidth. The impact of this Patent becomes more significant as content owners and those that facilitate content delivery adopt this model.

- The objective of USA Video's patent-pending Digital Fingerprinting, a Digital Rights Management ("DRM") technology, is to deter digital video piracy once a user has been authorized to view a video. This is one of the major concerns preventing content owners from committing more of their content to the digital medium. Digital fingerprinting augments traditional DRM techniques, which primarily focus on encrypted video delivery and authorization to view. The digital fingerprint is rendered at the player as part of an authorized video stream and contains sufficient data to track a specific streaming event should the content be pirated and distributed.

- The ability of StreamHQ(TM) to deliver services to clients with market-specific value propositions stems from its scalable, streaming-enabled web infrastructure, the software functionality that resides on this infrastructure (such as innovative asset management and user transaction data capture and reporting), and the processes developed for delivering media campaigns to clients. By delivering features unique to individual markets, such as advertising, corporate communications and customer service, StreamHQ(TM) services are differentiated from the generic services delivered by competitors.

PRODUCTS  AND  SERVICES

USA Video's principal products and services are its proprietary rich media delivery infrastructure and software and the Patent. These technologies, together with video compression technology, facilitate the delivery of video to end users in a timely and interactive fashion.

USA Video has developed a number of specific products and services based on these technologies. These include:

- StreamHQ(TM) , a collection of source-to-destination media delivery services marketed to businesses;

- EncodeHQ(TM) , a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster(TM);

- Zmail(TM), a service that delivers web and rich media content to targeted audiences;

- mediaClix(TM), a service that delivers content similar to Zmail(TM), but originating from an existing web presence;

- Digital Fingerprinting, a Digital Rights Management ("DRM") technology used to deter piracy of digital content.

USA Video proposes to grant licenses to use its patented VOD technology on terms comparable to the "reasonable royalty" provided for by U.S. patent laws. Upon successfully licensing its patent, USA Video could earn per-use royalties, meaning that each time a licensed event occurs (e.g. each time a consumer receives a VOD transmission) a specified royalty will be paid to the Company. Upon suitable negotiated terms, USA Video may also consider bulk-fee licensing agreements, either apart from or in addition to per-use royalties.

When USA Video's patent-pending DRM technology matures into an enforceable patent, USA Video intends to pursue a similar strategy as that it will use for its VOD technology with regard to the rights related to the DRM technology.

USA Video's future plans include the marketing and selling of its StreamHQ(TM) systems, whereby a customer would purchase an entire system, comprised of hardware assembled by USA Video and software developed and installed by USA Video. After sale and delivery of the system to a customer, USA Video's services to the customer would then include updates of software and service and maintenance of hardware, as necessary, for additional compensation. The services of Zmail(TM) and mediaClix(TM) are available to a customer only through the purchase of a StreamHQ(TM) system.

As a cost cutting measure, USA Video terminated the operation of its StreamHQ(TM) infrastructure, which provided individual functionality of StreamHQ(TM) for small customers, as this service was no longer cost effective or deemed necessary at this time.

STATUS  OF  PRODUCTS  AND  SERVICES

With regard to its international VOD patent rights, USA Video has been closely monitoring advances in this wide-ranging industry over recent years and has commenced taking the necessary steps to translate this progress into a sustainable stream of royalty revenue. What USA Video originally demonstrated to be technologically feasible in the early 1990s has now become commercially feasible as well, with the continually increasing availability of consumer broadband access and steadily improving data compression technologies.

In view of these developments, USA Video is taking aggressive steps to advance its patent-protected intellectual property rights, which include its patent-pending DRM technology. These steps include active licensing initiatives and, potentially, litigation when necessary as a final resort if companies infringing on USA Video's patent rights refuse to negotiate in good faith. USA Video has retained leading national legal counsel to advance these patent enforcement initiatives.

Although it is currently focused on protecting its technology ownership rights, including licensing arrangements and other forms of enforcement, USA Video will continue to offer its other products and services, which are all existing, functional, and available.

USA Video has identified an emerging market for global media streaming services, which the Company developed under the brand "StreamHQ(TM) ". StreamHQ(TM) allows corporate, education, entertainment, and other types of business or institutional customers to use the Internet or an intranet to deliver rich media content to target audiences by purchasing a StreamHQ(TM) system. By offering customers a complete source-to-destination service that consolidates web, streaming, and data management functionalities, StreamHQ(TM) eliminates the need for customers to deal with multiple service providers.

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

Aside from quality streaming, USA Video's overriding goal in its StreamHQ(TM) development and deployment has been to give customers media asset management features, tools, and information that provide accountability for their streaming expenditures. To that end, the Company has developed and is offering for sale products that provide such a return on the customer's investment. Zmail(TM) is a rich media email tool that allows businesses, institutions, and organizations to communicate multi-media messages to targeted audiences via the Internet and to receive prompt, valuable feedback on the effectiveness of their communication campaigns. Zmail(TM) is an opt-in communication method, whereby the recipient is directed to a web-landing page containing an embedded media player and links to amplifying information about the media subject. All user actions within the page are captured, aggregated, and provided to the customer as intuitive statistical and trend reports. Similar to Zmail(TM), mediaClix(TM) offers a similar landing page and media content; however, access is from a client's existing web presence rather than an opt-in email. Hurricane Mediacaster(TM) is a hardware server and encoder system developed by USA Video. An additional encoding service available for customers is EncodeHQ(TM), a service that digitizes and compresses analog-source video.

CUSTOMERS  AND  MARKETS

The principal market for the Company's services is the business-to-business sector, rather than the individual consumer sector. USA Video's patent rights potentially have broad application to the VOD marketplace. USA Video anticipates that it will conduct licensing negotiations with:

- companies involved in providing and promoting VOD content, such as film content, video advertisements, online gaming video and subscription video;

- companies providing network and other physical infrastructure to enable various VOD applications;

- companies providing VOD-enabling software, including advanced data compression schemes; and

- companies providing VOD-enabling hardware, including consumer hardware such as digital video recording devices.

The market for DRM will to some extent overlap the market for VOD, but the two are not identical. For example, DRM technology may be required by copyright-owning content providers who have concerns about the potential for digital piracy of their material; whereas hardware manufacturers may be less concerned about such issues. Nevertheless, protocols may develop which will require participants in the video industry to embrace some form of DRM. USA Video will follow those developments closely, and, if necessary, take steps to promote and protect its DRM technology.

Additionally, companies within the business-to-business sector, rather than the individual consumer, generally possess the greater financial wherewithal and purpose for purchasing StreamHQ(TM) systems. The Company's focus is on companies that can benefit from an engaging rich media and web presentation directed at a target audience. The Company's customers for these services have included film companies, event promoters, ministries, travel companies, sports entertainment centers and political candidates.

USA Video's customers for StreamHQ(TM) systems may also be businesses or organizations that are dissatisfied with response rates from traditional email campaigns, or who have in the past been unable to track the response rate to such traditional email campaigns. Additionally, any business that wishes to increase brand or product awareness in a more cost effective manner than television advertising would be an appropriate candidate for the StreamHQ(TM) services.

SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS

USA Video assembles its hardware systems from components manufactured by others. The Company specifies, procures, assembles, tests and deploys the various system components according to a precisely developed set of procedures. The Company consults on an as-needed basis, with companies that supply the major materials needed to build its systems. Systems are programmed and configured to meet a wide variety of individual customer requirements.

USA Video procures the materials and hardware to assemble systems and their components from various companies, as needed, and in sufficient quantities to preclude any danger of significant sourcing problems in the immediate future. There are no seasonal limitations on the Company's operations.

COMPETITIVE  CONDITIONS

The streaming media market is new, rapidly evolving and extremely competitive and the Company expects that competition will intensify in the future. USA Video competes with other companies that provide all or certain aspects of the Company's services, including other streaming media providers, content encoders, video production companies, Internet data management companies, and others, and expects that additional competition in the future will be provided by those types of providers. The Company's current market share is insignificant.

Other companies may also claim to own intellectual property rights relating to the VOD technology space. For example, USA Video is aware of another company which claims to own what could potentially be considered competing VOD patent rights. In this case, however, the U.S. Patent and Trademark Office issued the competitor's first such patent after USA Video's key VOD Patent was issued. Management believes that USA Video's VOD technology is superior in that USA Video's VOD technology has chronological priority over certain patents rights that have been procured by such company; that is, USA Video owns patent rights that are "prior art" to the other company's under U.S. patent law.

Real Networks, Microsoft, and other companies large and small are active in the field of DRM technologies. The video streaming market is currently dominated by a small number of larger companies, including Real Networks, Microsoft, Yahoo and several others, some of which offer source-to-destination streaming media solutions. Most of USA Video's current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than the Company. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

USA Video is, and will continue to be dependent on vendors and other providers to supply the hardware, software and co-location resources that comprise the Company's products and services. Further, USA Video currently competes with, and expects to compete with in the future, providers of some of its technology or system components. Competition is expected in all areas of business, including pricing, service, product performance, and the Company's ability to keep up with rapidly improving technology, changing market conditions, evolving industry standards and changing customer demands.

RESEARCH  AND  DEVELOPMENT

Prior to 1999, USA Video conducted seven years of research and development of its proprietary VOD technology. In 1999, USA Video's focus shifted to marketing and sales of its products and services, with research and development directed primarily at supporting sales and development of Wavelet compression technology. In 2000, the Company devoted substantial resources to development of its StreamHQ(TM) services and began development of its proprietary still and motion Wavelet technology, which has been completed as mathematical processes. In 2001, the Company redirected the Wavelet development effort toward the invention of a content protection technology that is grounded in similar science as Wavelet compression. The result is the Company's patent pending DRM technology for piracy deterrence. During 2002, as a result of cost cutting measures necessitated by the state of the market, the Company cut back on its marketing, sales and technical staff. Should the need arise, the Company intends to retain a number of those employees as consultants, if they are available.

In fiscal 2001 and 2000, the Company's research and development expenditures were approximately $999,000 and $620,000, respectively. During fiscal 2002, the Company's research and development expenditures were $277,000.

INTELLECTUAL  PROPERTY

USA Video's success is dependent, in part, upon its proprietary technology. The Company generally relies upon patents, trademarks, and trade secret laws to establish and maintain its proprietary rights in its technology products and services.

USA Video applied for a U.S. patent for its VOD technology on February 1, 1990. Corresponding overseas applications were filed in several countries in 1992. USA Video was granted the US Patent #5,130,792 in July 1992. In June 2000, the U.S. Patent Office reinstated the patent, which had expired because of an administrative oversight that led to late payment of fees due in 1995.

In 1999, USA Video was granted patents on its VOD technology in five European countries: England, France, Germany, Italy and Spain. In 2001 and 2002, USA Video was granted a patent in Canada and a patent is pending in Japan, respectively, on its VOD technology. The technological characteristics of the European Patents are based on the U.S. Patent, covering systems for transmitting video programs to remote locations over a switched telephone network, and are similar in scope to the U.S. Patent claims.

On June 19, 2001, United States Patent Application No. 09/884,787, Method and Apparatus for Digitally Fingerprinting Videos, was officially filed with the U.S. Patent and Trademark Office.

EMPLOYEES

As of March 26, 2003, the Company employed four people, including its two senior executive officers, one technology and one administrative employee. The Company considers the relationships with its employees to be good.

Competition for technical personnel in the industry that USA Video competes is intense. The Company's future success will depend, in part, on its continued ability to contract or hire, assimilate, and retain qualified personnel. To date, USA Video believes it has been successful in recruiting qualified contractors or employees, but there is no assurance that the Company will continue to do so in the future.

CRITICAL  ACCOUNTING  POLICIES

USA Video's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, USA Video evaluates these estimates, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation. USA Video bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

USA Video considers the following accounting policies to be both those most important to the portrayal of its financial condition and that require the most subjective judgment:

          -    Revenue  recognition;
          -    Accounting  for  marketable  securities;
          -    Impairment  or  disposal  of  long-lived  assets;
          -    Inventory  valuation  and  related  reserves; and
          -    Deferred taxes.

REVENUE RECOGNITION. Software revenue and other services are recognized in accordance with the terms of the specific agreement, which is generally upon delivery. Maintenance, support and service revenue are recognized ratably over the term of the related agreement.

ACCOUNTING FOR MARKETABLE SECURITIES. The Company classifies its investments in marketable securities as "available for sale." The Company carries these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reflected upon the sale of its marketable securities in the statements of operations.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Long-lived assets are reviewed in accordance with Statement of Financial Accounting Standard ("SFAS") 144. Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs. Long-lived assets are reduced to their estimated fair value.

INVENTORY VALUATION AND RELATED RESERVES. Inventories are valued at the lower of cost or market on a first-in, first-out basis. USA Video uses a standard cost system for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. The Company writes down or reserves for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions. USA Video compares current inventory levels on a product basis to its current sales forecast in order to assess its inventory reserve balance. The sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of the products, current products, expected future products and various other assumptions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

DEFERRED TAXES. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. During 2002, we determined that it was no longer more likely than not that we would be able to realize all or part of our net deferred tax asset in the future, and an adjustment to provide a valuation allowance against the deferred tax asset that was charged to income.

RISK  FACTORS

Set forth below and elsewhere in this Report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE ITS BUSINESS AND PROSPECTS.

USA Video has a very limited operating history. The Company has made only very limited sales of its products and services and was in the development stage through December 31, 1999. USA Video's business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as streaming media. Some of these risks relate to the Company's ability to:

-    maintain  or  develop  relationships with suppliers and marketing partners;

-    establish  a  customer  base;

-    continue  to  develop  and  upgrade  its technology, products and services;

-    provide  superior  customer  service;

-    respond  to  competitive  developments;  and

-    retain  and  motivate  qualified  personnel.

THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES; IT EXPECTS TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date, USA Video has not been profitable, has not generated significant revenue from operations, and has incurred substantial losses. For the year ended December 31, 2002, USA Video had a net loss of $2,113,138. As of December 31, 2002, the Company had an accumulated deficit of $31,176,441 and a working capital deficit of $1,074,998. The Company intends to continue to expend significant financial and management resources on the development of its proposed products and services, and other aspects of its business. As a result, the Company expects operating losses and negative cash flows to increase for the foreseeable future. Consequently, USA Video will need to generate significant revenues to achieve and maintain profitability. The Company may be unable to do so. If USA Video's revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, it may never achieve profitability. Because of factors discussed in this paragraph, USA Video's auditors, in their report on the Company's financial statements, have expressed substantial doubt concerning the Company's ability to continue as a going concern.

IF USA VIDEO IS UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IT MAY NOT BE ABLE TO REMAIN IN BUSINESS.

USA Video requires substantial working capital to fund its business. The Company has had significant operating losses and negative cash flow from operations since inception of its current business and expects to continue to do so for the foreseeable future. The Company's capital requirements will depend on several factors, including the rate of market acceptance of its products and services, the ability to establish and expand a client base and the growth and effectiveness of its sales and marketing efforts. USA Video estimates it will require approximately $1 Million to $1.5 Million in financing to meet its working capital needs over the remainder of 2003 and substantial additional financing thereafter. Further, if capital requirements vary materially from those currently planned, the Company may require additional financing. The Company has no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

THE COMPANY'S OPERATING RESULTS IN FUTURE PERIODS ARE EXPECTED TO BE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH WOULD LIKELY AFFECT THE TRADING PRICE OF ITS COMMON SHARES.

USA Video's quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of its control. Some of these factors include:

-     its  ability  to  attract  and  retain  customers;

-     the introduction of new video transmission services or products by others;

-     price  competition;

-     the  continued  development  of and changes in the streaming media market;

-     its  ability  to  remain competitive in its product and service offerings;

-     its  ability  to  attract  new  personnel;  and

-     U.S.  and  foreign  regulations  relating  to  the  Internet.

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

The video streaming market is currently dominated by a small number of larger companies, including Real Networks, Microsoft, Yahoo and several others, some of which offer source-to-destination streaming media solutions. Most of USA Video's current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than the Company. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

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

IF USA VIDEO DOES NOT CONTINUOUSLY IMPROVE ITS TECHNOLOGY IN A TIMELY MANNER, ITS PRODUCTS COULD BE RENDERED OBSOLETE.

The  markets  for  USA  Video  products  and  services  are  characterized  by:

-    rapidly  changing  technology;

-    evolving  industry  standards;

-    frequent  new  product  and  service  introductions;  and

-    changing  customer  demands.

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

USA Video's streaming media products services are complex, and the steps the Company takes to ensure that they are free of errors or defects, particularly when first introduced or when new versions or enhancements are released, may not be successful. USA Video cannot guarantee that current versions or enhanced versions or its products will be free of significant software defects or bugs. Despite the Company's testing, and testing by its third-party vendors and providers, current or future products may contain serious defects. Serious defects or errors could result in lost revenue or a delay in market acceptance of the Company's products and could seriously harm its business and operating results. Errors in its products may be caused by defects in third-party hardware or software incorporated into its products. If so, the Company may be unable to fix these defects without the cooperation of these third-party providers. Because these defects may not be as significant to these providers as they are to USA Video, the Company may not receive the rapid co-operation that it may require. Errors, defects or other performance problems with the Company's products could also harm its customers' businesses or result in potential product liability claims. Even if unsuccessful, a product liability claim brought against USA Video would likely be time-consuming, costly and harmful to its reputation. Nor can there be any assurance that the Company's product liability insurance coverage will be sufficient to satisfy any successful claim.

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

BECAUSE  A  SMALL  NUMBER  OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF USA
VIDEO'S  REVENUE,  IF  IT  LOSES  A  MAJOR  CUSTOMER,  ITS REVENUE COULD SUFFER.

Three customers accounted for approximately 36%, 32% and 12% of USA Video's revenue for the year ended December 31, 2002. The Company expects a small number of customers will continue to account for a substantial portion of its revenue for the foreseeable future. USA Video's inability to increase the number of its customers or the loss of any one major customer could limit the Company's ability to maintain or increase its market share, or could cause revenue to drop quickly and unexpectedly.

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

NO ASSURANCE THAT USA VIDEO'S PATENTS WON'T BE CHALLENGED, INVALIDATED OR CIRCUMVENTED

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

Other companies, including USA Video's competitors, may have or obtain patents or other proprietary rights that would prevent, limit or interfere with the Company's ability to make, use or license its products. The Company cannot be certain that its products do not and will not infringe patents or other proprietary rights of others. USA Video may be subject to legal proceedings, including claims of alleged infringement by it of the intellectual property rights of third parties. If a successful claim of infringement is brought against USA Video and it fails to or is unable to license the infringed technology on commercially reasonable terms, the Company's business and operating results could be significantly harmed. Companies in the technology market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Although USA Video is not currently subject to any litigation or claims, any future claims, whether or not valid, could result in substantial costs and diversion of resources with no assurance of success. Intellectual property litigation or claims could force USA Video to do one or more of the following:

- cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

- obtain a license from the holder of the infringed intellectual property right, which license may not be available on commercially reasonable terms, or at all; or

-    redesign  it  products  or  services.

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

THE COMPANY'S SHARE PRICE HAS BEEN AND COULD BE HIGHLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

The trading price of the Company's common shares has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors including: variations in quarterly operating results; new products or services offered by the Company or its competitors; conditions or trends in the Internet and online commerce industries; changes in the economic performance and/or market valuations of other Internet and online service companies; and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations, including large price drops in 2002, 2001 and 2000, that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the Company's common shares, regardless of the Company's actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

USA Video headquarters and executive offices are located in Old Lyme, Connecticut. USA Video leases 1,250 square feet for an annual base rent of $13,992. The lease expires November 30, 2003.

USA Video also leases 800 square feet of office space located in Vancouver, British Columbia, on a month-to-month basis, at a monthly rent of $1,780.

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

There is a limited public market for the common shares of the Company. The common shares trade on the TSX Venture Exchange, Inc. formerly Canada Venture Exchange (under the symbol "US"), and on the NASD OTC Bulletin Board (under the symbol "USVO").

The following table shows the high and low sales prices (in Canadian dollars) of the common shares as reported by the TSX Venture Exchange, Inc. formerly the Canadian Venture Exchange (the "TSX") , for the periods indicated.

                              TSX Venture Exchange
                                  (Symbol "US")

Quarter                            High                  Low
-------                            ----                  ---
                                   ($CAN)                ($CAN)

First  Quarter  2001               2.60                   0.70
Second  Quarter  2001              1.19                   0.62
Third  Quarter  2001               0.85                   0.35
Fourth  Quarter  2001              0.67                   0.33
First  Quarter  2002               0.87                   0.36
Second  Quarter  2002              0.45                   0.10
Third  Quarter  2002               0.18                   0.10
Fourth  Quarter  2002              0.12                   0.06

The following table shows the high and low prices of the common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                               OTC Bulletin Board
                                (Symbol "USVO")

Period                               High                  Low
------                               ----                  ---
                                     ($US)                 ($US)

First  Quarter  2001                 1.74                  0.47
Second  Quarter  2001                0.77                  0.38
Third  Quarter  2001                 0.60                  0.22
Fourth  Quarter  2001                0.4125                0.21
First  Quarter  2002                 0.55                  0.22
Second  Quarter  2002                0.28                  0.066
Third  Quarter  2002                 0.13                  0.06
Fourth  Quarter  2002                0.08                  0.041

As of March 26, 2003, there were 106,495,089 common shares outstanding, held by 1,434 shareholders of record.

To date, the Company has not paid any dividends on its common shares and does not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

All sales of securities made by USA Video during the year ended December 31, 2002 that were not registered under the Securities Act have been disclosed in USA Video's report on Form 10-Q for the period ended June 30, 2002 and in this Form 10-K for the year ended December 31, 2002. The sales did not involve the use of an underwriter and no commissions were paid in connection with the sale of any of these securities.

ITEM  6.  SELECTED  FINANCIAL  DATA.

The following table presents selected historical financial data. The consolidated statement of operations data for the years ended December 31, 2000, 2001 and 2002, and the balance sheet data as of December 31, 2001 and 2002 are derived from USA Video's consolidated financial statements included elsewhere in this report, which have been audited by Goldstein Golub Kessler LLP independent auditors. The selected financial data should be read in conjunction with USA Video's consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                  December  31,
Item                    2002               2001               2000              1999                1998

Revenue                 $156,976          $124,006           $638,592          $20,500               --

Net loss              (2,113,138)      ($3,760,821)       ($4,661,652)     ($1,684,468)       ($981,598)

Loss per share           ($0.02)           ($0.04)            ($0.06)          ($0.03)          ($0.02)

Total assets         $   317,144        $1,382,178         $1,744,071         $995,351         $435,232

Long-term obligations         --                --                 --               --               --

Cash dividends per share      --                --                 --               --               --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

OVERVIEW  OF  THE  COMPANY

USA Video was a development-stage company from January 1, 1992 to December 31, 1999, during which time it engaged primarily in the development of its end-to-end hardware systems and proprietary Video-on-Demand and Wavelet compression technologies, and had very limited sales. In 2000, the Company made the first substantial sales of its end-to-end systems, and invested heavily in further development of its StreamHQ(TM) streaming media system. Due to current market conditions, management has implemented consolidation procedures to reduce the expense of operations.

As more fully discussed below, in this Management's Discussion section of this Report, the Company has not been profitable, and has not had significant revenues. USA Video cannot predict its revenue levels for the next 12 months, or thereafter, nor when, or if, its operations will become profitable. The Company's expenses will continue to decrease as it consolidates selling, general and administrative expenses. USA Video will require additional financing, both for the remainder of fiscal 2003 and thereafter, to continue to operate and expand its business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

RESULTS  OF  OPERATIONS

REVENUES

Revenues for the year ended December 31, 2002 ("fiscal 2002") were $156,976, compared with $124,006 for the year ended December 31, 2001 ("fiscal 2001"). The Company had revenues of $638,592 for the year ended December 31, 2000 ("fiscal 2000"). Approximately 27% of revenues for fiscal 2001 were derived from sales of the Company's hardware and software systems and approximately 57% were from provision of engineering services. The Company had three major customers who, in the aggregate, accounted for 80% of total revenues in 2002, and one major customer who accounted for 61% of total revenues in fiscal 2001, and three major customers who, in the aggregate, accounted for 82% of total revenues in fiscal 2000.

EXPENSES

Total expenses for fiscal 2002 were $2,156,764, compared with $3,892,845 for fiscal 2001 and $5,291,663 for fiscal 2000. For fiscal 2002, cost of sales was $88,377, as compared with $66,770 for fiscal 2001 and $393,496 for fiscal 2000.

Research and development costs for fiscal 2002 were $277,149, as compared to $999,058 for fiscal 2001 and $620,212 for 2000. The decrease in fiscal 2002 and 2001 was due primarily to consolidation efforts of management.

Selling, general and administrative expenses were $859,736 for fiscal 2002, as compared with $1,833,440 for fiscal 2001, and $2,599,591 for fiscal 2000.

Selling, general and administrative expenses consisted of marketing expenses, consulting fees, office, professional fees, and other expenses to execute the Company's business plan and for day-to-day operations. The decreases resulted from the consolidation efforts of management. The primary components of the decreases from fiscal 2001 to fiscal 2002 were:

- a $480,496 decrease in fiscal 2002 in marketing expenses as the Company terminated the day-to-day operation of it's StreamHQ(TM) services which resulted in the termination of marketing staff and programs for the sale of functions of StreamHQ(TM) at the start of the second quarter;

- a decrease of $154,018 (fiscal 2002) for administrative wages and salaries and other office expenses due to consolidation efforts of management; and

- a $153,102 decrease in professional fees in fiscal 2001, as the Company utilized its staff to perform tasks previously outsourced.

Selling, general and administrative expenses consisted of marketing expenses, consulting fees, office, professional fees, and other expenses to execute the Company's business plan and for day-to-day operations. The substantial year-to-year increases resulted from the Company's increased efforts to bring products to market. The primary components of the increases fiscal 2001 to fiscal 2000 were:

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

- a decrease of $236,458 from fiscal 2001 for administrative wages and salaries and other office expenses; and

- an $81,203 decrease in advertising in fiscal 2001, as the Company, replaced media advertising with an increased sales force.

Additional expenses included depreciation and amortization of $439,516 for fiscal 2002, compared to $407,880 for fiscal 2001 and $224,581 for fiscal 2000, as the Company added machinery and equipment necessary for the development of new products and services. Non-cash compensation charges for fiscal 2002 were $38,154, 2001 were $ 585,697 and fiscal 2000 were $1,453,783, due mostly to issuance of common shares and common share warrants to the Company's officers, directors and employees and at a price or exercise price below the market price of the common shares at the time of issuance and stock options to contractors. Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced, rather than upon closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other decreases in expenses included rent, utilities and telephone, travel and promotion, insurance and public relations due to consolidation efforts of management.

Impairment Loss on Long-Lived Assets are the result of the Company's inability to raise revenues in accordance with the corporate business plan, the Company continued operating at a loss for the year ended December 31, 2002. As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS")144 "Accounting of the Impairment or Disposal of Long-Lived Assets". As a result of this impairment review, the Company recorded an impairment loss of approximately $453,832 during the six month period ended December 31, 2002, to reduce the carrying value of these assets to its estimated fair value.

The Company sold the stock of related registered companies for a loss of $93,319 in 2002. For the year ended December 31, 2002, the Company reported a change in unrealized loss on investments for $86,487.

NET  LOSSES

To date, the Company has not achieved profitability and expects to incur substantial losses for the foreseeable future. The Company's net loss for fiscal 2002 was $2,113,138, compared with a net loss of $3,760,821 for fiscal 2001, and $4,661,652 for fiscal 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002, the Company's cash position was $48,708, a decrease of $55,530 from December 31, 2001. The Company had a working capital deficit of $1,074,998 and an accumulated deficit of $31,176,441 at December 31, 2002.

The Company's principal source of cash during fiscal 2002 was proceeds of $827,681 received from private placements of equity securities and $35,784 from proceeds from the sale of investments. This was offset by $918,995 of cash used in operating activities.

The Company has historically satisfied its capital needs primarily by issuing equity securities to its officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During fiscal 2002, the Company completed two private placements, resulting in gross proceeds to the Company of $827,681.

In the first offering completed in June 2002, the Company sold 10,000,000 units, each consisting of one common share and one share purchase warrant to acquire an additional share at $0.085 per share by June 28, 2004, at a price $0.07 per unit, for total proceeds of $700,000. Each unit consisted of one share of common stock and one warrant to acquire an additional share at $0.085 per share ($0.13 CN) by June 2004.

In the second offering completed on December 31, 2002, the Company sold 2,000,000 units at a price of $0.064 per unit for total proceeds of $128,000. Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.064 per share, exercisable until
December 31, 2004. The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors. Two officers and directors of the
Company, six additional unaffiliated non-accredited investors, and seven additional unaffiliated accredited investors purchased the securities. The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

Subsequent to the year end, the Company completed on February 25, 2003 a private placement of 2,750,000 units at a price of $0.0657 per unit for total proceeds of $180,675. Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.0657 per share, exercisable until February 25, 2005. The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors. Two officers and directors of the Company, one employee of the Company, two additional unaffiliated non-accredited investors, and eight additional unaffiliated accredited investors purchased the securities. The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

The Company's independent accountants, in their report accompanying the Company's audited financial statements at and for the year ended December 31, 2002, have stated that there is substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2002, the Company had $48,708 in cash. The Company will require an additional $1.0 million to $1.5 million to finance operations for the fiscal 2003 and intends to obtain such financing through sales of its equity securities. The threat to the Company's ability to continue as a going concern will be removed only when revenues have reached a level that sustains the Company's business operations.

Assuming the aforementioned $1.0 million to $1.5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of the Company's securities. Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $2.0 million to $3.0 million for fiscal 2004. The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

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

None

PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of USA Video:


Name                Age                      Position                             Period of Service

Edwin Molina                  47    Director, Chief Executive Officer and President      Since 1998

Anton J. Drescher (1)         46    Director, Chief Financial Officer and Secretary      Since 1994

Robert D. Smith Jr. (1)       52    Director and Chief Operating Officer                 Since 2000

Kent Norton                   43    Chief Information/Chief Technical Officer            Since 2000

Daniel E. Kinnaman (2)        46    Senior Vice President, Sales and Marketing           Since 2001

(1)     Member  of  the  Audit  Committee
(2)     Resigned  as  an  officer  effective  May  17,  2002

Anton Drescher, Edwin Molina, and Robert D. Smith were elected directors of USA Video in June 2002.

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

ANTON  J.  DRESCHER  -  CHIEF  FINANCIAL  OFFICER,  SECRETARY  AND  DIRECTOR

Mr. Drescher has been Chief Financial Officer of USA Video since December 1994. He has also been a director and Secretary/ Treasurer of Cal-Star, Inc. (formerly Future Link Systems Inc.) a public company listed for trading on the TSX, which company was previously involved in the development of compression technology and is now deemed an inactive company by the TSX; a director and Secretary/Treasurer of iQuest Networks Inc. (formerly "Interlink Systems Inc." and "Glassmaster Industries, Inc."), a public company listed on the TSX, involved in digital audio distribution since 1996; President of Westpoint Management Consultants Limited, a private company engaged in tax and accounting consulting for business reorganizations since 1979; President of Harbour Pacific Capital Corp., a private British Columbia company involved in regulatory filings for businesses in Canada, since 1998; and, since 1991, a director and President of International Tower Hill Mines Limited, a public British Columbia company listed on the TSX and involved in mineral exploration, since February 2003, a director and Secretary of StorageFlow Systems Corp., a public company listed on the TSX, which company is involved in electronic data storage. Mr. Drescher has been a Certified Management Accountant since 1981.

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

DANIEL  E.  KINNAMAN  -  SENIOR  VICE  PRESIDENT,  SALES  AND  MARKETING

Mr. Kinnaman joined USA Video in October 2001 as Senior Vice President of Sales and Marketing and resigned as an officer as of May 17, 2002. Mr. Kinnaman was the Executive Vice President and Group Publisher for Professional Media Group LLC. In this position, he was responsible for the publication of two nationally circulated technology and education magazines and directed the advertising sales, editorial content, and overall business direction of these publications. For the past fifteen years, Mr. Kinnaman has been a prominent speaker, writer, and independent advisor specializing in the business and education opportunities presented by emerging computer and networking technologies. He was instrumental in guiding the marketing strategy of Compaq Computer Corporation's education Division during a three-year period during which the division's sales grew considerably. Mr. Kinnaman holds a Bachelor of Science degree in Marketing from The University of Connecticut and a Master of Arts in Education from The University of Connecticut.

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

To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2002, the Company's officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except as follows:

None

ITEM  11.  EXECUTIVE  COMPENSATION.

The following table sets forth compensation awarded to, earned by or paid to USA Video's Chief Executive Officer (CEO), and to other persons serving as executive officers of the Company as of December 31, 2002, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.


                                                                                  Long-Term  Compensation
                                                             --------------------------------------------------
                          Summary  Compensation  Table                       Awards                    Payouts
                             Annual  Compensation                            ----------------------------------
---------------------
    Name  and    ------------------------------------------------  Restricted   Securities
    Principal                                     Other  Annual    Stock       Underlying     LTIP      All Other
    Position    Year     Salary         Bonus     Compensation     Award(s)     Options/SARs  Payouts  Compensation
    ---------  ------   --------     ----------  -------------    ---------    -------------  -------  ------------
                           $              $             $             $               $           $            $
                         ------------------------------------------------------------------------------------------

Molina,         2002   $84 415          -0-        $     -0-         -0-          900,000(9)    -0-         -0-
Edwin           2001   $124,910         -0-        $125,000(2)       -0-               -0-      -0-         -0-
(CEO)           2000   $128,361         -0-        $500,000(3)       -0-               -0-      -0-         -0-

Drescher        2002   $81,311(1)       -0-        $     -0-         -0-          750,000(9)    -0-         -0-
Anton,          2001   $120,000(1)      -0-        $200,000(4)       -0-               -0-      -0-         -0-
(CFO)           2000   $120,000(1)      -0-        $500,000(5)       -0-          200,000(10)   -0-         -0-

Smith,          2002   $27,139          -0-        $     -0-         -0-          500,000(11)   -0-         -0-
Robert          2001   $89,412          -0-        $ 22,900(6-8)     -0-               -0-      -0-         -0-
(COO)

(1) Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for his services as an executive officer of the Company.

(2) In March 2001, Mr. Molina purchased 250,000 units (each comprised of one common share and one warrant to acquire one common share at $0.66 per share) at $0.54 per unit. This compensation resulted from the difference between the $0.54 purchase price and the $0.66 warrant exercise price and the fair market price of $0.84 of the common shares on the date of issuance of the units.

(3) In July 2000, Mr. Molina purchased 200,000 units (each comprised of one common share and one warrant to acquire one common share at $1.50 per share) at $1.50 per unit. This compensation resulted from the difference between the $1.50 purchase price and the $1.50 warrant exercise price and the fair market price of $2.75 of the common shares on the date of issuance of the units.

(4) In March 2001, Mr. Drescher purchased 400,000 units (each comprised of one common share and one warrant to acquire one common share at $0.66 per share) at $0.54 per unit. This compensation resulted from the difference between the $0.54 purchase price and the $0.66 warrant exercise price and the fair market price of $0.84 of the common shares on the date of issuance of the units.

(5) In July 2000, Mr. Drescher purchased 200,000 units (each comprised of one common share and one warrant to acquire one common share at $1.50 per share) at $1.50 per unit. This compensation resulted from the difference between the $1.50 purchase price and the $1.50 warrant exercise price and the fair market price of $2.75 of the common shares on the date of issuance of the units.

(6) In March 2001, Mr. Smith purchased 40,000 units (each comprised of one common share and one warrant to acquire one common share at $0.66 per share) at $0.54 per unit. This compensation resulted from the difference between the $0.54 purchase price and the $0.66 warrant exercise price and the fair market price of $0.84 of the common shares on the date of issuance of the units.

(7) In September 2001, Mr. Smith purchased 45,000 units (each comprised of one common share and one warrant to acquire one common share at $0.35 per share) at $0.27 per unit. This compensation resulted from the difference between the $0.27 purchase price and the fair market price of $0.29 of the common shares on the date of issuance of the units.

(8) In December 2001, Mr. Smith purchased 100,000 units (each comprised of one common share and one warrant to acquire one common share at $0.26 per share) at $0.20 per unit. This compensation resulted from the difference between the $0.20 purchase price and the fair market price of $0.22 of the common shares on the date of issuance of the units.

(9) In December 2002, Mr. Molina cancelled 900,000 stock options granted to him in February 2002.

(10) In December 2002, Mr. Drescher cancelled 750,000 stock options granted to him in February 2002 and cancelled 200,000 stock options granted to him in December 2000.

(11) In December 2002, Mr. Smith cancelled 500,000 stock options granted to him in February 2002.

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended December 31, 2002.


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
                   Options/  SARs   Employees  in    Price      Grant     Expiration      0%         5%        10%
                     Granted        Fiscal Year(1) ($/Share)  ($/Share)     Date         ($)         ($)       ($)
                   -----------------------------------------------------------------------------------------------


Molina, Edwin          -0-              -0-            -0-       -0-          -0-         -0-         -0-      -0-
Drescher, Anton        -0-              -0-            -0-       -0-          -0-         -0-         -0-      -0-
Smith, Robert          -0-              -0-            -0-       -0-          -0-         -0-         -0-      -0-

(1) A total of 5,605,000 stock options were granted to employees and consultants in 2002.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2002 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values



                                                                  Number  of  Securities       Value  of  Unexercised
                                                                 Underlying  Unexercised          In-the-Money
                                                                     Options  /  SARs             Options  /  SARs
                                                                     at  FY-End  (#)              At  FY-End  ($)-
--------------------------------------------------------------------------------------------------------------------
                         Shares  Acquired  on    Value  Realized         Exercisable/               Exercisable/
Name                        Exercise (#)            ($)              Unexercisable             Unexercisable(1)
--------------------------------------------------------------------------------------------------------------------

Molina, Edwin                   -0-                 -0-                    0 / 0                N/A    / $0

Drescher, Anton                 -0-                 -0-                    0 / 0                N/A    / $0

Smith, Robert                   -0-                 -0-                    0 / 0                N/A    / $0

(1) On December 31, 2002, the average of the high and low bid prices of the common shares on the OTC BB was $0.07.

COMPENSATION  OF  DIRECTORS

Directors  receive  no  compensation  for  their  service  as  such.

EMPLOYMENT  CONTRACTS

USA Video does not have an employment contract with Mr. Molina and the other Named Executive Officer. The Company has no obligation to provide any compensation to Mr. Molina or any other Named Executive Officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control.

USA Video may in the future create retirement, pension, profit sharing and medical reimbursement plans covering its Executive Officers and Directors.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of March 26, 2003, the number of outstanding common shares of USA Video beneficially owned by (i) each person known to USA Video to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name                                              Shares Owned         Percentage of Class
------------------------------------------------------------------------------------------

Edwin Molina                                         6,924,424 (1)            6.52%

Anton J. Drescher                                    7,581,885 (2)            7.14%

Robert D. Smith                                      1,160,000 (3)            1.09%

All Executive Officers & Directors
 as a Group [four persons]                          15,841,309 (4)           14.91%

(1) Includes 1,725,000 common shares underlying warrants that are currently exercisable. Mr. Molina's address is 83 Halls Road, Old Lyme, Connecticut.

(2) Includes 1,725,000 common shares underlying warrants that are currently exercisable. Mr. Drescher's address is 83 Halls Road, Old Lyme, Connecticut.

(3) Includes 360,000 shares underlying warrants. Mr. Smith's address is 83 Halls Road, Old Lyme, Connecticut.

(4)  Includes  75,000  common  shares  underlying  warrants.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

In 2002, the Company paid consulting fees of $81,311 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, in consideration of Mr. Drescher's services as an executive officer of the Company.

In June 2002, USA Video completed a private placement of 10,000,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.085 per share) at a price of $0.07 per unit, of which

7,085,000 units were sold to outside investors and 2,915,000 units were sold to officers, directors, and employees of the Company. Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.075 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (1,200,000 units), Anton J. Drescher (1,200,000 units) and Robert Smith (215,000 units).

In December 2002, USA Video completed a private placement of 2,000,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.064 per share) at a price of $0.064 per unit, of which 1,450,000 units were sold to outside investors and 550,000 units were sold to officers, directors, and employees of the Company. Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were above the market price of $0.053 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (275,000 units) and Anton J. Drescher (275,000 units).

In February 2003, USA Video completed a private placement of 2,750,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.0657 per share) at a price of $0.0657 per unit, of which 2,200,000 units were sold to outside investors and 550,000 units were sold to officers, directors, and employees of the Company. Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.075 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (250,000 units) and Anton J. Drescher (250,000 units).

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

(b)  Reports  on  Form  8-K

     During the last quarter of the fiscal year covered by this Report, the registrant filed the filing reports on Form 8-K:

     (i) On November 25, 2002 the registrant filed a report on Form 8-K wherein the registrant provided an update on its status and the market for its services, explaining why the registrant's business had taken such a dramatic downturn, due to the nature of the market, and the registrant's reactions to the downturn, such as aggressively cutting back on expenses, which resulted in the regrettable staff reduction; as well as the registrant's future plans, which entail maintaining the VOD Patent and retention of counsel to represent it aggressively, with a focus on licensing the VOD Patent and other intellectual properties such as the patent-pending DRM and motion wavelet compression technologies.

     (ii) On December 3, 2002, the registrant filed a report on Form 8-K wherein the registrant reported that it had relocated its corporate head office to 83 Halls Road, Old Lyme, Connecticut, 06371-1469.

     (iii) On March 11, 2003, the registrant filed a report on Form 8-K wherein the registrant reported that had entered into an agreement with Engle Group LLC to undertake investor and media relations services and to assist the registrant in developing and implementing a strategic communications plan, at remuneration of US$2,500 per month and to advise that the registrant and Maurice Loverso had mutually agreed to terminate the consulting agreement and that Mr. Loverso would no longer be providing investor relations services to the registrant.

(c)  Exhibits

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

21.  Subsidiaries  of  the  registrant:

     Name                                        State  of  Incorporation
     ------                                      ----------------------

     USA  Video  (California)  Corporation              Nevada
     USA  Video  Corporation                            Texas
     USA  Video  Productions  Inc.                      Wyoming
     USA  Video  Technology  Corporation                Wyoming
     USVO,  Inc.                                        Connecticut

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           USA VIDEO INTERACTIVE CORP.



                                   By:  /s/  Edwin  Molina
                                       --------------------------------
Date:  March  26,  2003                Edwin  Molina
                                       Chief  Executive  Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                      Title                       Date
-----------------------   ----------------------------------    ---------

/s/  Edwin Molina          Chief Executive Officer, Director      March 26, 2003
-----------------------
Edwin  Molina

/s/  Anton J. Drescher     Chief Financial Officer, (principal    March 26, 2003
-----------------------    financial  officer  and  principal
Anton  J.  Drescher        accounting  officer),  Director

/s/  Robert D. Smith       Director                               March 26, 2003
-----------------------
Robert  D.  Smith

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

                                By:  /s/  Edwin  Molina
                                   -----------------------------------
                                   Name:  Edwin  Molina
                                   Title: President  and  Chief  Executive
                                          Officer
                                   Date:  March  26,  2003


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

                                By:  /s/  Anton  J.  Drescher
                                   ------------------------------------
                                   Name:  Anton  J.  Drescher
                                   Title: Secretary  and  Chief  Financial
                                          Officer
                                   Date:  March  26,  2003

                                 CERTIFICATIONS

I,  Edwin  Molina,  certify  that:

1.   I  have  reviewed  this annual report on Form 10-K of USA Video Interactive
     Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                By:  /s/  Edwin  Molina
                                   -----------------------------------
                                   Name:  Edwin  Molina
                                   Title: President  and  Chief  Executive
                                          Officer
                                   Date:  March  26,  2003

I,  Anton  J.  Drescher,  certify  that:

1.   I  have  reviewed  this annual report on Form 10-K of USA Video Interactive
     Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                By:  /s/  Anton  J.  Drescher
                                   ------------------------------------
                                   Name:  Anton  J.  Drescher
                                   Title: Secretary  and  Chief  Financial
                                          Officer
                                   Date:  March  26,  2003

USA  VIDEO  INTERACTIVE  CORP.
 AND  SUBSIDIARIES

CONSOLIDATED  FINANCIAL  STATEMENTS

DECEMBER  31,  2002

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------



INDEPENDENT  AUDITOR'S  REPORT                                               F-2


CONSOLIDATED  FINANCIAL  STATEMENTS:

   Balance  Sheets                                                           F-3
   Statements  of  Operations                                                F-4
   Statements  of  Comprehensive  Operations                                 F-5
   Statements  of  Stockholders'  Equity  (Deficiency)                       F-6
   Statements  of  Cash  Flows                                               F-7
   Notes  to  Consolidated  Financial  Statements                   F-8  -  F-19

INDEPENDENT  AUDITOR'S  REPORT




To  the  Board  of  Directors
USA  Video  Interactive  Corp.


We have audited the accompanying consolidated balance sheets of USA Video Interactive Corp. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video
Interactive Corp. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from operations and has a net working capital deficiency and a stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York

February  3,  2003

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                              2002           2001

ASSETS

Current Assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     48,708   $    104,238
     Marketable securities - related parties. . . . . . . . . . . . . . . . . . . .             -         42,616
     Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,400         30,900
     Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         12,000
     Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .        10,573         21,613
                                                                                     -------------  -------------

        TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,681        211,367

Property and Equipment - at cost, net of accumulated depreciation of $- 0 -
 and $573,015, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . .       211,314      1,100,339

Other Assets, net of accumulated amortization of $11,339 and $8,016, respectively .        45,149         70,472

Deferred Tax Assets, net of valuation allowance of $7,950,000 and
 $7,215,000, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -              -
                                                                                     -------------  -------------


        TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    317,144   $  1,382,178
                                                                                     =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . .  $  1,082,499   $    948,417
Due to related parties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        53,180         91,480
                                                                                     -------------  -------------

        TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .     1,135,679      1,039,897
                                                                                     -------------  -------------


Commitments and Contingencies

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 250,000,000
 shares, issued and outstanding 103,745,088 and 91,745,088 shares, respectively . .    30,357,906     29,492,071
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . .             -        (86,487)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (31,176,441)   (29,063,303)
                                                                                     -------------  -------------

        STOCKHOLDERS' EQUITY (DEFICIENCY) . . . . . . . . . . . . . . . . . . . . .      (818,535)       342,281
                                                                                     -------------  -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) . . . . . . . . . .  $    317,144   $  1,382,178
                                                                                     =============  =============


                    The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,                                                     2002          2001          2000

Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   156,976   $   124,006   $   638,592
                                                                        ------------  ------------  ------------

Expenses:
     Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .       88,377        66,770       393,496
     Research and development. . . . . . . . . . . . . . . . . . . . .      277,149       999,058       620,212
     Selling, general and administrative (includes $37,758 to related.      859,736     1,833,440     2,599,591
      parties in 2000)
     Depreciation and amortization . . . . . . . . . . . . . . . . . .      439,516       407,880       224,581
     Impairment loss on long-lived assets. . . . . . . . . . . . . . .      453,832
     Noncash compensation charges. . . . . . . . . . . . . . . . . . .       38,154       585,697     1,453,783
                                                                        ------------  ------------  ------------

Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,156,764     3,892,845     5,291,663
                                                                        ------------  ------------  ------------
Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . .   (1,999,788)   (3,768,839)   (4,653,071)
                                                                        ------------  ------------  ------------

Other income (expense), net:
       Interest income (expense) (net of interest
        income of $149, $5,173 and $26,231, respectively). . . . . . .      (20,031)        4,903        26,231
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (93,319)        3,115       (34,812)
                                                                        ------------  ------------  ------------

                                                                           (113,350)        8,018        (8,581)
                                                                        ------------  ------------  ------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,113,138)  $(3,760,821)  $(4,661,652)
                                                                        ============  ============  ============

Net loss per share - basic and diluted . . . . . . . . . . . . . . . .  $      (.02)  $      (.04)  $      (.06)
                                                                        ============  ============  ============
Weighted-average number of common shares outstanding - basic
 and diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   96,873,855    84,946,199    76,700,723
                                                                        ============  ============  ============


                    The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS


YEAR ENDED DECEMBER 31,                                2002          2001          2000

Net loss. . . . . . . . . . . . . . . . . . . . .  $(2,113,138)  $(3,760,821)  $(4,661,652)

Other comprehensive income (loss):
  Change in unrealized gain (loss) on investments       86,487      (160,210)       73,723
                                                   ------------  ------------  ------------

Comprehensive loss. . . . . . . . . . . . . . . .  $(2,026,651)  $(3,921,031)  $(4,587,929)
                                                   ============  ============  ============



                    The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                        ACCUMULATED
                                            COMMON STOCK AND           OTHER                          STOCKHOLDERS'
                                       ADDITIONAL   PAID-IN CAPITAL    COMPREHENSIVE    ACCUMULATED       EQUITY
                                         SHARES          AMOUNT        INCOME (LOSS)      DEFICIT      (DEFICIENCY)

Balance at January 1, 2000 . . . . .    72,982,088  $     20,950,152               -   $(20,640,830)  $      309,322
Issuance of common stock and common
  stock warrants for cash. . . . . .     1,190,000         2,260,000               -              -        2,260,000
Issuance of common stock upon. . . .     2,383,000           602,074               -              -          602,074
 exercise of options
Issuance of common stock upon. . . .     5,145,000           500,062               -              -          500,062
 exercise of warrants
Noncash compensation charges . . . .             -         1,453,783               -              -        1,453,783
Change in unrealized gains (loss). .             -                 -  $       73,723              -           73,723
 on investments
Net loss . . . . . . . . . . . . . .             -                 -               -     (4,661,652)      (4,661,652)
                                      ------------  ----------------  ---------------  -------------  ---------------

Balance at December 31, 2000 . . . .    81,700,088        25,766,071          73,723    (25,302,482)         537,312
Issuance of common stock and common
 stock warrants for cash . . . . . .     9,800,000         3,067,391               -              -        3,067,391
Issuance of common stock upon. . . .       245,000            72,912               -              -           72,912
 exercise of warrants
Noncash compensation charges . . . .             -           585,697               -              -          585,697
Change in unrealized gains . . . . .             -                 -        (160,210)             -         (160,210)
 (loss) on investments
Net loss . . . . . . . . . . . . . .             -                 -               -     (3,760,821)      (3,760,821)
                                      ------------  ----------------  ---------------  -------------  ---------------

Balance at December 31, 2001 . . . .    91,745,088        29,492,071         (86,487)   (29,063,303)         342,281
Issuance of common stock and common
  stock warrants for cash. . . . . .    12,000,000           827,681               -              -          827,681
Noncash compensation charges . . . .             -            38,154               -              -           38,154
Change in unrealized gains . . . . .             -                 -          86,487              -           86,487
  (loss) on investments
Net loss . . . . . . . . . . . . . .             -                 -               -     (2,113,138)      (2,113,138)
                                      ------------  ----------------  ---------------  -------------  ---------------

Balance at December 31, 2002 . . . .   103,745,088  $     30,357,906  $        - 0 -   $(31,176,441)  $     (818,535)
                                      ============  ================  ===============  =============  ===============


                    The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                                      2002          2001          2000

Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,113,138)  $(3,760,821)  $(4,661,652)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . . . .      439,516       407,880       224,581
     Impairment loss on long-lived assets . . . . . . . . . . . . . . .      452,833             -        33,122
     Noncash compensation charge. . . . . . . . . . . . . . . . . . . .       38,154       585,697     1,453,783
     Loss on sale of investments - related parties. . . . . . . . . . .       93,319             -             -
     Loss on disposal of property and equipment . . . . . . . . . . . .            -        18,299             -
     Bad debts (recovery) . . . . . . . . . . . . . . . . . . . . . . .       17,753        (7,000)     (108,403)
     Write-down of inventory                                                                76,481
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable . . . . . . . . . . .       11,747        98,913      (109,515)
       (Increase) decrease in inventory . . . . . . . . . . . . . . . .       12,000       (12,000)     (145,911)
       (Increase) decrease in prepaid expenses. . . . . . . . . . . . .       33,039        77,755       (51,164)
        and other current assets
       Increase in other assets . . . . . . . . . . . . . . . . . . . .            -       (26,000)      (14,187)
       (Decrease) increase in accounts payable. . . . . . . . . . . . .      134,082      (161,616)      624,462
        and accrued expenses
      (Decrease) increase in accounts payable and
        accrued expenses - related parties. . . . . . . . . . . . . . .            -       (20,830)        9,238
(Decrease) increase in due to related parties . . . . . . . . . . . . .      (38,300)       15,584      (112,970)
                                                                         ------------  ------------  ------------

          NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . .     (918,995)   (2,707,658)   (2,858,616)
                                                                         ------------  ------------  ------------

Cash flows from investing activities:
    Proceeds from sale of investments - related parties . . . . . . . .       35,784             -             -
    Purchases of property and equipment . . . . . . . . . . . . . . . .            -      (559,604)     (689,989)
                                                                         ------------  ------------  ------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . .       35,784      (559,604)     (689,989)
                                                                         ------------  ------------  ------------

Cash flows from financing activity - proceeds from the
 issuance of common stock and warrants. . . . . . . . . . . . . . . . .      827,681     3,140,303     3,362,136
                                                                         ------------  ------------  ------------


Net decrease in cash and cash equivalents . . . . . . . . . . . . . . .      (55,530)     (126,959)     (186,469)

Cash and cash equivalents at beginning of year. . . . . . . . . . . . .      104,238       231,197       417,666
                                                                         ------------  ------------  ------------

Cash and cash equivalents at end of year. . . . . . . . . . . . . . . .  $    48,708   $   104,238   $   231,197
                                                                         ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the year for interest. . . . . . . . . . . . . . .  $    20,180   $         -   $    12,965
                                                                         ============  ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

    Marketable securities received for settlement of amounts
     previously written off as bad debt . . . . . . . . . . . . . . . .  $         -   $         -   $   108,403
                                                                         ============  ============  ============

    Inventory originally purchased for resale reclassified to property
     and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $    69,430   $         -
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

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS:      USA Video Interactive Corp. (the "Company") is a designer of high-tech Internet streaming video-on-demand systems, services and solutions. At December 31, 2002 and for the three-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

2. SUMMARY OF The accompanying consolidated financial statements have been SIGNIFICANT prepared assuming the Company will continue as a going
     ACCOUNTING     concern.  As  shown in the financial statements, the Company
     POLICIES:      has incurred losses of $2,113,138, $3,760,821 and $4,661,652 for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company has a working capital deficiency of approximately $1,075,000 and a stockholders' deficiency of approximately $819,000 at December 31, 2002.
                    These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due, which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

                    The Company had classified its investments in marketable securities as available-for-sale securities. These securities were carried at fair value with any unrealized gain or loss recorded as a component of stockholders' equity. The fair value of marketable securities was determined based on the quoted market prices for those instruments. At December 31, 2001, the marketable securities consisted of common stock.

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

                    The Company tests the carrying amount of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, based on the undiscounted cash flows expected from the use and eventual disposition of the asset.

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

                    Advertising costs are expensed when incurred. Advertising expense for the years ended December 31, 2001 and 2000 was approximately $16,000 and $97,000, respectively.

                    Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for operating loss carryforwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the realizability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                    The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at December 31, 2002 and 2001.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                    The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:


Year ended December 31,                 2002          2001          2000
-----------------------             ------------  ------------  ------------

Net loss:
  As reported . . . . . . . . . .  $(2,113,138)  $(3,760,821)  $(4,661,652)
                                   ============  ============  ============

Add:  Stock-based compen-
 sation expense included in
 reported net loss. . . . . . . .       38,154             -             -
                                   ------------  ------------  ------------

Deduct: Total stock-based
 compensation expense
 determined under fair value
 based method for all awards. . . .   (378,338)      (75,000)   (4,763,418)
                                   ------------  ------------  ------------

Pro forma . . . . . . . . . .   .  $(2,453,322)  $(3,835,821)  $(9,425,070)
                                   ============  ============  ============

Loss per common share -
 basic and diluted:
As reported . . . . . . . . . . .  $     (0.02)  $     (0.04)  $     (0.06)
                                   ============  ============  ============
Pro forma . . . . . . . . . . . .  $     (0.03)  $     (0.05)  $     (0.12)
                                   ============  ============  ============

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31, . .  .          2002          2001          2000
-----------------------         ------------  ------------  ------------

Expected dividend yield . . . . .        - 0 -         - 0 -         - 0 -
Risk-free interest rate . . . . .         3.03%         4.80%         6.37%
Volatility. . . . . . . . . . . .         1.37%         1.43%         1.43%
Expected life (years) . . . . . .            2             2             2
                                   ------------  ------------  ------------

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.   MAJOR          During  the  year  ended  December 31, 2002, three customers
     CUSTOMERS:     accounted  for  approximately  36%,  32%  and  12%  of total revenue. During the year ended December 31, 2001, one customer accounted for approximately 61% of total revenue.
                    During the year ended December 31, 2000, three customers accounted for approximately 26%, 44% and 12% of total revenue.

4.   MARKETABLE
     SECURITIES:     Marketable  securities consist of the following:


December 31,                             2001
-------------------------------------  ---------

Available-for-sale equity securities:
  Cost. . . . . . . . . . . . . . . .  $129,103
  Unrealized loss . . . . . . . . . .   (86,487)
                                       ---------
                                       $ 42,616
                                       =========

                    The investments in marketable securities were with companies that have a board member who is a board member of the Company.

                    Included in other in the accompanying consolidated statement of operations for the year ended December 31, 2002 is a loss of $93,319 on the disposition of the securities.

5.   PREPAID        Prepaid  expenses  and  other  current assets consist of the
     EXPENSES  AND  following:
     OTHER  CURRENT
     ASSETS:

December 31,                                     2002     2001
----------------------------------------------  -------  -------

Refundable security deposits . . . . . . . . .  $ 5,398  $   -0-
Other (none in excess of 5% of current assets)    5,175   21,613
                                                -------  -------
                                                $10,573  $21,613
                                                =======  =======

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   PROPERTY  AND  Property  and equipment, at cost, consists of the following:
     EQUIPMENT:


                                                      Estimated
December 31,                     2002       2001     Useful Life

Office equipment. . . . . . .  $ 16,069  $  139,200      5 years
Computer equipment. . . . . .   195,245   1,504,771      3 years
Leasehold improvements. . . .         -      29,383      5 years
                               --------  ----------  -----------
                                211,314   1,673,354

Less accumulated depreciation         -     573,015
                               --------  ----------
                               $211,314  $1,100,339
                               ========  ==========

                    Depreciation and amortization expense amounted to $435,193, $383,940 and $219,740 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    During the year ended December 31, 2002, the Company recorded impairment losses of approximately $454,000 (see
                    Note  13).

                    As the result of the Company's inability to raise revenue in accordance with the corporate business plan, the Company continued operating at a loss for the year ended December 31, 2002. As a result, the Company commenced an impairment review of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of this impairment review, the Company recorded impairment losses of approximately $453,000 to reduce the carrying value of these assets to its estimated fair value. Approximately $350,000 was recorded during the third quarter and approximately $103,000 was recorded during the fourth quarter.

                    At December 31, 2002, as a result of the Company recording an impairment loss, the cost of the property and equipment has been adjusted to reflect the new carrying amount. This new cost will be depreciated over the remaining useful lives of the assets.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   OTHER          Other  assets  consist of the following amortized intangible
     ASSETS:        assets:


                                    Gross
                                  Carrying    Accumulated
                                   Amount     Amortization

Patents. . . . . . . . . . . . .  $  56,488  $     (11,339)
                                  =========  ==============

AGGREGATE AMORTIZATION EXPENSE:
--------------------------------
For year ended December 31, 2002             $       3,323

ESTIMATED AMORTIZATION EXPENSE:
--------------------------------
For year ended December 31,
--------------------------------
2003                                         $       3,323
2004                                                 3,323
2005                                                 3,323
2006                                                 3,323
2007                                                 3,323

8.   ACCOUNTS       Accounts  payable  and  accrued  expenses  consist  of  the
     PAYABLE  AND   following:
     ACCRUED
     EXPENSES:


December 31,                                     2002       2001

Accounts payable . . . . . . . . . . . . . .  $  260,454  $189,702
Accrued professional fees. . . . . . . . . .      93,062    77,164
Accrued payroll and related tax withholdings     564,413   455,374
Amounts due for purchased computer equipment     164,570   226,177
                                              ----------  --------
                                              $1,082,499  $948,417
                                              ==========  ========

9.   COMMITMENTS    The  Company  leases  its office space under a noncancelable
     AND            operating  lease  expiring  in  November  2003.  The minimum
     CONTINGENCIES: rental  commitment  of  this lease is approximately $14,000.
                    Rent expense amounted to $56,535, $79,481 and $73,521 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  STOCKHOLDERS'  On  April  10,  2000,  the  Company  issued 190,000 units to
     EQUITY: officers of the Company at $4.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $4.00 per share.

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

                    On December 31, 2002, the Company issued 1,275,000 units to investors at $.064 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.064 per share.

                    On December 31, 2002, the Company issued 725,000 units to employees at $.064 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.064 per share.

11.  STOCK  OPTIONS The  Company  has a stock option plan under which options to
     AND  STOCK     purchase  shares  of  common stock may be granted to certain
     WARRANTS:      officers,  directors  and  service  providers.

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

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    A summary of the status of the Company's options and changes during the years is presented below:


Year ended December 31,      2002                     2001                      2000

                                       Weighted-                Weighted-                 Weighted-
                                       average                  average                   average
                           Number       Exercise    Number       Exercise    Number of     Exercise
                          of Shares    Price       of Shares    Price       of Shares     Price

Outstanding at
 beginning of year . . .   3,560,000   $     2.18   6,957,000   $     0.69    6,329,000   $      0.81
Granted. . . . . . . . .   5,605,000   $     0.50     250,000   $     1.00    4,360,000   $      2.27
Exercised. . . . . . . .         -0-   $     0.00         -0-   $     0.00   (2,383,000)  $      0.25
Canceled/expired . . . .  (9,140,000)  $     1.15  (3,647,000)  $     1.11   (1,349,000)  $      2.13
                          -----------  ----------  -----------  ----------  ------------  ------------
   OUTSTANDING AT
    END OF YEAR. . . . .      25,000   $     0.50   3,560,000   $     2.18    6,957,000   $      0.69
                          ===========  ==========  ===========  ==========  ============  ============


Options exercisable
 at year-end . . . . . .      25,000                3,560,000                 6,957,000
                          ===========              ===========              ============

Weighted-average fair
 value of options
 granted during the
 Year                                  $     0.17               $     0.75                $      1.05
                                       ==========               ==========                ============

                    In October and December 2002, the Company cancelled substantially all the outstanding options.

                    The following table summarizes information about fixed stock options outstanding at December 31, 2002:


                       Options  Outstanding            Options  Exercisable
                       --------------------           ---------------------
                                Weighted-
                                 average    Weighted-                 Weighted
                                Remaining    average                  average
Range of            Number     Contractual   Exercise     Number     Exercise
Exercise Prices   Outstanding     Life        Price     Exercisable    Price

$0.50.  . . . .       25,000    1.1 years  $     0.50       25,000  $    0.50
================  ===========  ===========  ==========  ===========  =========

                    In January 2002, the Company issued 925,000 options to nonemployee consultants, having a fair value of approximately $153,000, determined using the Black-Scholes option pricing model. The options were subsequently cancelled. The fair value of the options which vested, amounting to approximately $38,000, was recorded as compensation expense.

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Warrants  to purchase shares of common stock are as follows:

Year ended December 31,     2002                          2001                        2000

                                      Range                         Range                       Range
                         Number       of               Number       of             Number       of
                         of           Exercise         of           Exercise       of           Exercise
                         Warrants     Price            Warrants     Price          Warrants     Price

Outstanding at
 beginning of year. . .  10,990,000   $  0.26 - $4.00   2,295,000   $0.13 - $4.00   6,250,000   $0.07 - $1.10

Issued. . . . . . . . .  12,000,000   $0.064 - $0.085   9,800,000   $0.26 - $0.80   1,190,000   $1.50 - $4.00
Exercised . . . . . . .         -0-   $          0.00    (245,000)  $        0.30  (5,145,000)  $0.07 - $1.28
Expired . . . . . . . .  (1,190,000)  $  1.50 - $4.00    (860,000)  $  0.58-$1.10         -0-   $        0.00
     OUTSTANDING AT
        END OF YEAR . .  21,800,000   $  0.064- $0.80  10,990,000   $0.26 - $4.00   2,295,000   $0.13 - $4.00
                         ===========  ===============  ===========  =============  ===========  =============

12.  INCOME         As of December 31, 2002, the Company had deferred tax assets
     TAXES:         resulting primarily from net operating loss carryforwards of approximately $23,000,000, which are available to offset future taxable income, if any, through 2022. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

                    The components of the net deferred tax assets are as follows:

December 31,                                    2002          2001

Deferred tax assets:
  Net operating loss carryforwards . . . .  $ 7,916,000   $ 7,211,000
  Allowance for doubtful accounts. . . . .       34,000        34,000
  Unrealized gains (losses) on investments            -       (30,000)
  Valuation allowance. . . . . . . . . . .   (7,950,000)   (7,215,000)
                                            ------------  ------------
        NET DEFERRED TAX ASSETS. . . . . .  $     - 0 -   $     - 0 -
                                            ============  ============

                    The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Year ended December 31,                2002    2001

Federal statutory tax rate . . . . .   34  %    34 %
Valuation allowance on net operating
 Carryforwards . . . . . . . . . . .    (34)    (34)
                                      ------  ------
        EFFECTIVE INCOME TAX RATE. .  - 0 -%  - 0 -%
                                      ======  ======

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  RELATED  PARTY Due  to  related  parties  at  December 31, 2002 and 2001 of
     TRANSACTIONS:  $53,180  and  $91,480,  respectively,  primarily  consist of advances made from officers of the Company that accrue interest at 1.25% per month and amounts due to directors for services which are noninterest-bearing and are due on demand. The estimated fair value of the amounts payable approximates the carrying amount based on rates available for similar loans.

                    Included in selling, general and administrative expenses for the year ended December 31, 2000 was $37,758 of expenses incurred consisting primarily of product marketing expenses, office expenses and professional services provided to the Company by entities owned or controlled by officers and directors of the Company.

14.  VALUATION  AND
     QUALIFYING
     ACCOUNTS:

                                Allowance for
                              Doubtful Accounts

Balance at December 31, 2000  $            7,000
Additions. . . . . . . . . .                   -
Deductions . . . . . . . . .               7,000
                              ------------------
Balance at December 31, 2001                   -
Additions. . . . . . . . . .                   -
Deductions . . . . . . . . .                   -
                              ------------------
Balance at December 31, 2002  $            - 0 -
                              ==================

15.  QUARTERLY      The  following  table summarizes selected quarterly data for
     FINANCIAL      the  years  ended  December  31,  2002  and  2001:
     INFORMATION
     (UNAUDITED):

                  First       Second      Third       Fourth        Full
                 Quarter     Quarter     Quarter     Quarter        Year

2002:
-----

Revenue. . . .  $  26,253   $  63,323   $  57,125   $  10,275   $   156,976
Expenses . . .   (703,100)   (534,815)   (703,007)   (255,904)   (2,196,826)
Net loss . . .   (676,780)   (564,757)   (641,336)   (230,265)   (2,113,138)

Net loss per
 common share:
  Basic and
   diluted . .  $   (0.01)  $   (0.01)  $   (0.01)  $   (0.00)  $     (0.02)
                ----------  ----------  ----------  ----------  ------------

                                                                     (continued)

                                    USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                First       Second      Third        Forth
                               Quarter     Quarter     Quarter      Quarter

2001:
-------

Revenue. . . .  $     1,060   $  33,175   $  67,626   $  22,145   $   124,006
Expenses . . .   (1,304,608)   (954,137)   (823,380)   (810,720)   (3,892,845)
Net loss . . .   (1,298,068)   (919,808)   (753,999)   (788,946)   (3,760,821)
                ------------  ----------  ----------  ----------  ------------

Net loss per
 common share:
  Basic and
   diluted . .  $     (0.02)  $   (0.01)  $   (0.01)  $   (0.01)  $     (0.04)
                ------------  ----------  ----------  ----------  ------------

16.  SUBSEQUENT     In  February  2003,  the  Company  issued 2,200,000 units to
     EVENTS:        investors  at  $.0657  per  unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.0657 per share.

                    In February 2003, the Company issued 550,000 units to employees at $.0657 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.0657 per share.