Form 10-Q
period 2003-03-31
USA VIDEO INTERACTIVE CORP
filed 2003-05-12
CIK 1107280

SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C.  20549



                                    FORM  10-Q


             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

                  For  the  quarterly  period  ended  March  31,  2003


                         Commission  file  number:  0-29651


                           USA  VIDEO  INTERACTIVE  CORP.
             (Exact  name  of  registrant  as  specified  in  its  charter)


                WYOMING                                 06-1576391
     (State  or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation  or  Organization)


      83  Halls  Road,  Old  Lyme,  Connecticut                06355
     (Address  of  principal  executive  offices)            (ZIP  code)


                                 (860)  434-5535
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

At May 9, 2002, there were 107,995,089 shares of the registrant's common stock outstanding.



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

The Company's products and services are based on its proprietary Store and Forward Video-on-Demand ("VoD"). USA Video's Store and Forward VoD is a patented technique for transmitting video over switched (telephone-like) networks and allowing the user to view the video using videocassette recorder
(VCR)-like controls (play, pause, stop, etc.). Store and Forward VoD is the mechanism by which the delivery of compressed video is managed and, together with compression technology, facilitates the delivery of video to an end user in a timely and interactive fashion.

USA Video has developed a number of specific products and services based on these technologies. These include StreamHQ(TM), a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ(TM), a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster(TM); ZMail(TM), a service that delivers web and rich media content to targeted audiences; mediaClix(TM), a service that delivers content similar to Zmail but originating from an existing web presence; and Video's patent-pending Digital Fingerprinting, a Digital Rights Management ("DRM") technology, is to deter digital video piracy once a user has been authorized to view a video.

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

BUSINESS  OBJECTIVES:

USVO  has  established  the  following  near-term  business  objectives:

1. Leverage USVO's digital video patent for licensing fees and partnerships in the United States and internationally;

2. Patent and license new technology developed within the corporate research and development program;

3. Establish StreamHQ(TM)as the industry standard in the streaming video and rich media marketplace;

4. Attain industry recognition for the superior architectural, functional, and business differentiators of the StreamHQ(TM) architecture;

5. Develop at least one client per year for a complete StreamHQ(TM) system, including intellectual property licensing and operational support;

6. Expand StreamHQ(TM)functionality to provide enhanced support for corporate training and education markets.

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

DEFERRED TAXES. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. During 2003, we determined that it was no longer more likely than not that we would be able to realize all or part of our net deferred tax asset in the future, and an adjustment to provide a valuation allowance against the deferred tax asset that as charged to income.

RESULTS  OF  OPERATIONS

Sales

Sales for the three-month period ended March 31, 2003 were $-0-, compared to revenue of $26,253 for the three-month period ended March 31, 2002. USA Video discontinued the sale of select services from its prototype StreamHQ(TM) after customers' satisfaction and proof of concept. The Company no longer sells its individual functions of StreamHQ(TM). USA Video intends to continue to develop and expand its StreamHQ(TM) services business, while pursuing opportunities to sell replicated StreamHQ(TM) systems to corporations and organizations that prefer systems solutions to services solutions.

Recently, due to the change in capital markets, plans to seek funding for an internal sales and marketing team was put on hold indefiniteloy. Since then the Company has focused on partnering relationships with other companies to complete the execution of it StreamHQ -based business plan.

Cost  of  Sales

The cost of sales for the three months ended March 31, 2003 was $-0-, as compared to $12,072 for the comparable period of 2002. The decrease in cost of sales is directly attributable to the decrease in sales.

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

Selling, General and Administrative expenses for the three months ended March 31, 2003 decreased $231,683 to $119,545 from $351,228 for the three months ended March 31, 2002. The reduction was due to consolidation efforts of management.

Depreciation and amortization expense for the three months ended March 31, 2003, decreased to $4,848 from $108,937 for the comparable period of 2002. The decrease was use to the impairment of long-lived assets in 2002.

The Company has arranged for additional staff/consultants to engage in marketing activities in an effort to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers. Other components of Selling, General and Administrative expense did not change significantly.

Research  and  Development  Expenses

Research and development expenses consisted primarily of compensation, hardware, software, licensing fees, and new product applications for the Company's proprietary StreamHQ . Research and development expenses decreased to $-0- for the three months ended March 31, 2003, from $218,145 for the comparable period in 2002. The reduction was due to consolidation efforts of management.

Other  Income

The Company sold the fixed assets for the three months ended March 31, 2003 for $13,213 net of $95,000 basis.

Impairment  Loss  on  Long-Lived  Assets

As the result of the Company's inability to raise revenues in accordance with the corporate business plan, the company continued operating at a loss of the three month period ended March 31, 2003. As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS")144 "Accounting of the Impairment or Disposal of Long-Lived Assets". As an result of this impairment review, the Company recorded an impairment loss of approximately $25,000 during the three month period ended March 31, 2003, to reduce the carrying value of these assets to its estimated fair value.

Net  Losses

To date, the Company has not achieved profitability and, in fact, expects to incur substantial net losses for at least the remainder of 2003. The Company's net loss for the three months ended March 31, 2003 was $140,690 as compared with a net loss of $676,780 for the three months ended March 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003, the Company's had a cash position of $36,304, compared to $48,708 at December 31, 2002.

The Company will require additional financing to fund current operations through the remainder of 2003. The Company has historically satisfied its capital needs primarily by issuing equity securities. The Company will require an additional $1.0 million to $1.5 million to finance operations through fiscal 2003 and intends to seek such financing through sales of its equity securities.

Assuming the aforementioned $1.0 million to $1.5 million in financing is obtained, the Company believes that continuing operations for the longer term will be supported through anticipated licensing revenues and through additional sales of the Company's securities. Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $1.0 million to $1.5 million through fiscal 2003. The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

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

THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES; IT EXPECTS TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date, USA Video has not been profitable, has not generated significant revenue from operations, and has incurred substantial losses. For the three months ended March 31, 2003, USA Video had a net loss of $140,690. As of March 31, 2003, the Company had an accumulated deficit of $31,317,131 and a working capital deficit of $909,921. The Company intends to continue to expend significant financial and management resources on the development of its proposed products and services, and other aspects of its business. As a result, the Company expects operating losses and negative cash flows to increase for the foreseeable future. Consequently, USA Video will need to generate significant revenues to achieve and maintain profitability. The Company may be unable to do so. If USA Video's revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, it may never achieve profitability. Because of factors discussed in this paragraph, USA Video's auditors, in their report on the Company's financial statements, have expressed substantial doubt concerning the Company's ability to continue as a going concern.

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

The Company requires substantial additional financing to maintain operations at current levels beyond the second quarter of 2003. Financing may not be available when needed on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

On April 10, 2003, the Registrant announced that its subsidiary, USA Video Technology Corporation, had filed a lawsuit in the U.S. District Court for the

District of Delaware against Movielink, LLC. The Registrant alleges that Movielink, a Delaware company, has infringed and continues to infringe on the Registrant's patented online movie delivery system.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

During the quarter ended March 31, 2003, the Company completed an offering of 2,750,000 units at a price of $0.0657 per unit for total proceeds of $180,675. Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.0657 per share, exercisable on or before February 14, 2005.

The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors. Two officers and directors of the Company, one employee of the Company, 2 additional unaffiliated non-accredited investors, and 8 additional
unaffiliated  accredited  investors  purchased  the  securities.   The  Company
believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

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


          (b)  Reports  on  Form  8-K

               (i) On May 7, 2003, the Registrant filed a report on Form 8-K announcing that Maurice Loverso had been appointed to the Board of Directors and Robert D. Smith had resigned as a director to pursue other employment opportunities.

               (ii) On April 10, 2003, the Registrant filed a report on Form 8-K announcing that its subsidiary, USA Video Technology Corporation, had filed a lawsuit in the U.S. District Court for the District of Delaware against Movielink, LLC. The Registrant alleges that Movielink, a Delaware company, has infringed and continues to infringe on the Registrant's patented online movie delivery system.

               (iii) On March 4, 2003, the Registrant filed a report on Form 8-K announcing that it had entered into an agreement with Engle Group LLC to undertake investor and media relations services for the registrant and to assist the Registrant in developing and implementing a strategic communications plan.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     USA  Video  Interactive  Corp.

Dated:  May  9,  2003                By:  /s/  Anton  J.  Drescher
                                     --------------------------------
                                     Name:  Anton  J.  Drescher
                                     Title:  Chief  Financial  Officer

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

                                By:  /s/  Edwin  Molina
                                   -----------------------------------
                                   Name:  Edwin  Molina
                                   Title:  President  and  Chief  Executive
                                          Officer
                                   Date:  May  9,  2003


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

                                By:  /s/  Anton  J.  Drescher
                                   ------------------------------------
                                   Name:  Anton  J.  Drescher
                                   Title:  Secretary  and  Chief  Financial
                                          Officer
                                   Date:  May  9,  2003



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


                                By:  /s/  Edwin  Molina
                                   -----------------------------------
                                   Name:  Edwin  Molina
                                   Title:  President  and  Chief  Executive
                                          Officer
                                   Date:  May  9,  2003





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


                                By:  /s/  Anton  J.  Drescher
                                   ------------------------------------
                                   Name:  Anton  J.  Drescher
                                   Title:  Secretary  and  Chief  Financial
                                          Officer
                                   Date:  May  9,  2003

                                       F1

                           USA VIDEO INTERACTIVE CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 2003

                                   (UNAUDITED)

                             (STATED IN US DOLLARS)
                              --------------------





                                       F2

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (STATED IN US DOLLARS)



                                                                      MARCH 31,     DECEMBER 31,
                                                                        2003            2002

                                                                     (UNAUDITED)
ASSETS

Current Assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $     36,304   $      48,708
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . .         1,400           1,400
    Prepaid expenses and other current assets. . . . . . . . . . .        23,167          10,573
                                                                    -------------  --------------


     TOTAL CURRENT ASSETS .. . . . . . . . . . . . . . . . . . . .        60,871          60,681

Property and Equipment - at cost, net of accumulated
     depreciation of $4,017 and $-0-, respectively . . . . . . . .        87,052         211,314

Other Assets, net of accumulated amortization of $12,170
   and $11,339, respectively . . . . . . . . . . . . . . . . . . .        44,319          45,149

Deferred Tax Assets, net of valuation allowance
    of $7,999,000 and $7,950,000, respectively . . . . . . . . . .             -               -
                                                                    -------------  --------------


     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $    192,242   $     317,144
                                                                    =============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable and accrued expenses. . . . . . . . . . . . .  $    928,330   $   1,082,499
    Due to related parties . . . . . . . . . . . . . . . . . . . .        42,462          53,180
                                                                    -------------  --------------


     TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .       970,792       1,135,679
                                                                    -------------  --------------

Commitments and Contingencies

Stockholders' Deficiency:
    Preferred stock - no par value; authorized 250,000,000 shares, none issued
    Common stock and additional paid-in capital -
    no par value; authorized 250,000,000 shares,
    issued and outstanding 106,495,088 and
    103,745,088, respectively. . . . . . . . . . . . . . . . . . .    30,538,581      30,357,906
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (31,317,131)    (31,176,441)
                                                                    -------------  --------------


      STOCKHOLDERS' DEFICIENCY . . . . . . . . . . . . . . . . . .      (778,550)       (818,535)


      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY. . .. . . . .  $    192,242   $     317,144
                                                                    =============  ==============



                             SEE ACCOMPANYING NOTES


                                       F3

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (STATED IN US DOLLARS)


THREE MONTHS ENDED MARCH 31,                   2003           2002
                              (UNAUDITED)
Revenue . . . . . . . . . . . . . . . . .  $          -   $    26,253
                                           -------------  ------------

Expenses:
    Cost of sales . . . . . . . . . . . .             -        12,072
    Research and development. . . . . . .             -       218,145
    Selling, general and administrative .       119,545       351,228
    Depreciation and amortization . . . .         4,848       108,937
    Impairment loss on long-lived assets.        25,246             -
    Noncash compensation charges. . . . .             -        12,718
                                           -------------  ------------

Total expenses. . . . . . . . . . . . . .       149,639       703,100
                                           -------------  ------------
Loss from operations. . . . . . . . . . .      (149,639)     (676,847)
                                           -------------  ------------

Other income (expense)
    Interest income (expense) . . . . . .        (6,347)           67
    Other . . . . . . . . . . . . . . . .        15,296             -
                                           -------------  ------------

                                                  8,949            67
                                           -------------  ------------

Net loss. . . . . . . . . . . . . . . . .  $   (140,690)  $  (676,780)
                                           =============  ============

Net loss per share - basic and diluted. .  $       (.00)  $      (.01)
                                           =============  ============

Weighted-average number of common
 shares outstanding - basic and diluted .   105,120,088    91,745,088
                                           =============  ============



                             SEE ACCOMPANYING NOTES


                                       F4

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                             (STATED IN US DOLLARS)


THREE MONTHS ENDED MARCH 31,                       2003        2002
                               (UNAUDITED)
Net loss . . . . . . . . . . . . . . . . . . .  $(140,690)  $(676,780)

Other comprehensive loss:
     Change in unrealized loss on investments                   4,676
                                                ----------  ----------


Comprehensive loss . . . . . . . . . . . . . .  $(140,690)  $(672,104)
                                                ==========  ==========




                             SEE ACCOMPANYING NOTES


                                       F5

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (STATED IN US DOLLARS)

                                   (UNAUDITED)
                                     COMMON STOCK


                                                                ACCUMULATED    STOCKHOLDERS'
                                       SHARES       AMOUNT        DEFICIT       DEFICIENCY

Balance at December 31, 2002. . . .  103,745,088  $30,357,906  $(31,176,441)  $     (818,535)
Issuance of common stock and common
stock warrants for cash . . . . . .    2,750,000  $   180,675             -          180,675
Net loss. . . . . . . . . . . . . .            -            -      (140,690)        (140,690)
                                     -----------  -----------  -------------  ---------------


Balance at March 31, 2003 . . . . .  106,495,088  $30,538,581  $(31,317,131)  $     (778,550)
                                     ===========  ===========  =============  ===============







                             SEE ACCOMPANYING NOTES


                                       F6

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (STATED IN US DOLLARS)


THREE MONTHS ENDED MARCH 31,                                                    2003        2002
                                             (UNAUDITED)
Cash flows from operating activities:
    Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(140,690)  $(676,780)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . .      4,847     108,936
      Impairment loss on long-lived assets. . . . . . . . . . . . . . . . .     25,245           -
      Noncash compensation charge . . . . . . . . . . . . . . . . . . . . .          -      12,718
      Changes in operating assets and liabilities:
          Decrease in accounts receivable . . . . . . . . . . . . . . . . .          -       2,744
          Decrease (increase) in prepaid expenses and other current assets.    (12,594)      5,577
          Increase (decrease) in accounts payable and accrued expenses. . .   (154,169)    151,037
          Increase (decrease) in due to related parties . . . . . . . . . .    (10,718)    362,052
                                                                             ----------  ----------

             NET CASH USED IN OPERATING ACTIVITIES .. . . . . . . . . . . .   (288,079)    (33,716)
                                                                             ----------  ----------

Cash flows from investing activities:
    Proceeds from equipment sales . . . . . . . . . . . . . . . . . . . . .     95,000           -
                                                                             ----------  ----------

             NET CASH PROVIDED BY INVESTING ACTIVITIES  . . . . . . . . . .     95,000           -
                                                                             ----------  ----------

Cash flows from financing activities:
    Proceeds from the issuance of common stock and warrants . . . . . . . .    180,675           -
                                                                             ----------  ----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES .  . . . . . . . . .    180,675           -
                                                                             ----------  ----------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . .    (12,404)    (33,716)

Cash and cash equivalents at beginning of period. . . . . . . . . . . . . .     48,708     104,238
                                                                             ----------  ----------

Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . .  $  36,304   $  70,522
                                                                             ==========  ==========



                             SEE ACCOMPANYING NOTES


                                       F7

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2003
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------


NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01(a)(5) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $140,690 for the three month period ended March 31, 2003 and $2,113,138, $3,760,821 and $4,661,652 for the
years ended December 31, 2002, 2001 and 2000, respectively. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at March 31, 2003 and 2002.


                                       F8

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2003
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------

NOTE  C  -  COMMON  STOCK

On February 14, 2003, the Company issued 2,2000,000 units to investors at $.0657 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.0657 per share.

On February 14, 2003, the Company issued 550,000 units to employees at $.0657 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.0657 per share.


NOTE  D  CONTINGENT  LIABILTIY

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


NOTE  E  -  IMPAIRMENT  OF  LONG-LIVED  ASSETS

As the result of the Company's inability to raise revenues in accordance with the corporate business plan, the Company continued operating at a loss for the three month period ended March 31, 2003. As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard ('SFAS") 144 "Accounting of the Impairment or Disposal of Long-Lived Assets". As an result of this impairment review, the Company recorded an impairment loss of approximately $25,000 during the three month period ended March 31, 2003, to reduce the carrying value of these assets to its estimated fair value.


NOTE  F  -  PRO  FORMA  CALCULATION

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair

                                       F9

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2003
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------

value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the three month periods ended March 31, 2003 and 2002 would have been as follows:


THREE MONTHS ENDED MARCH 31,                 2003        2002

Net loss:
    As reported. . . . . . . . . . . . .  $(140,690)  $(676,780)

Add:  Stock-based compensation expense
    included in reported net loss. . . .          -      12,718

Deduct:  Total stock-based compensation
    expense determined under fair value
    based method for all awards. . . . .          -    (107,303)
                                          ----------  ----------


Pro forma. . . . . . . . . . . . . . . .  $(140,690)  $(771,365)
                                          ==========  ==========

Loss per common share-basic and diluted:
    As reported. . . . . . . . . . . . .  $   (0.00)  $   (0.01)
                                          ==========  ==========

Pro forma. . . . . . . . . . . . . . . .  $   (0.00)  $   (0.01)
                                          ==========  ==========


NOTE  G  -  SUBSEQUENT  EVENTS

In April 2003, the Company issued 1,200,000 units to investors at $.068 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.075 per share

In April 2003, the Company issued 300,000 units to employees at $.068 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.075 per share.

Gross  proceeds  for  these  issuances  amounted  to  $102,000.