Form 10-Q
period 2003-06-30
USA VIDEO INTERACTIVE CORP
filed 2003-08-08
CIK 1107280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM  10-Q


             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

                  For  the  quarterly  period  ended  June  30,  2003


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

At August 1, 2003, there were 111,337,089 shares of the registrant's common stock outstanding.

PART  I.  FINANCIAL  INFORMATION

Item  1.    Financial  Statements


                                       F1

                           USA VIDEO INTERACTIVE CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                   (UNAUDITED)

                             (STATED IN US DOLLARS)
                              --------------------





                                       F2

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (STATED IN US DOLLARS)


                                                                      JUNE, 30      DECEMBER 31,
                                                                        2003            2002
                                                                     (UNAUDITED)
ASSETS

Current Assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $     50,942   $      48,708
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . .         1,400           1,400
    Prepaid expenses and other current assets. . . . . . . . . . .        24,686          10,573
                                                                    -------------  --------------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . .        77,028          60,681

Property and Equipment - at cost, net of accumulated
    depreciation of $8,034 and $-0-, respectively. . . . . . . . .        83,035         211,314

Other Assets, net of accumulated amortization of $13,000
   and $11,339, respectively . . . . . . . . . . . . . . . . . . .        43,488          45,149

Deferred Tax Assets, net of valuation allowance
    of $8,045,000 and $7,950,000, respectively . . . . . . . . . .             -               -
                                                                    -------------  --------------

      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $    203,551   $     317,144
                                                                    =============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable and accrued expenses. . . . . . . . . . . . .  $    689,433   $   1,082,499
    Due to related parties . . . . . . . . . . . . . . . . . . . .        41,462          53,180
                                                                    -------------  --------------

      TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .       730,895       1,135,679
                                                                    -------------  --------------


Commitments and Contingencies

Stockholders' Deficiency:
    Preferred stock - no par value; authorized 250,000,000 shares, none issued
    Common stock and additional paid-in capital -
    no par value; authorized 250,000,000 shares,
     issued and outstanding 111,337,088 and
    103,745,088, respectively. . . . . . . . . . . . . . . . . . .    30,937,900      30,357,906
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (31,465,244)    (31,176,441)
                                                                    -------------  --------------

      STOCKHOLDERS' DEFICIENCY . . . . . . . . . . . . . . . . . .      (527,344)       (818,535)
                                                                    -------------  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY . . . . . . .  $    203,551   $     317,144
                                                                    =============  ==============



                             SEE ACCOMPANYING NOTES


                                       F3

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (STATED IN US DOLLARS)
                                   (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                      JUNE 30,           JUNE 30,           JUNE 30,         JUNE 30,
                                                        2003               2002               2003            2002
                                                    ---------------    ------------        --------------   ------------
Revenue. . . . . . . . . . . . . . . . . .          $            -     $    63,323         $          -     $    89,576
                                                    ---------------    ------------        --------------   ------------

Expenses:
    Cost of sales. . . . . . . . . . . . .                       -          45,470                    -         57,542
    Research and development . . . . . . .                       -          17,436                    -        235,581
    Selling, general and administrative. .                 213,692         296,519              333,237        647,747
    Depreciation and amortization. . . . .                   4,847         156,313                9,695        265,250
    Impairment loss on long-lived assets .                       -               -               25,246              -
    Noncash compensation charges . . . . .                  11,430          19,077               11,430         31,795
                                                    ---------------    ------------        -------------   ------------

Total expenses . . . . . . . . . . . . . .                 229,969         534,815              379,608      1,237,915
                                                    ---------------    ------------        -------------   ------------
Loss from operations . . . . . . . . . . .                (229,969)       (471,492)            (379,608)    (1,148,339)
                                                    ---------------    ------------        -------------   ------------

Other income (expense)
    Interest income (expense). . . . . . .                  (2,296)             54               (8,643)           121
    Other. . . . . . . . . . . . . . . . .                  84,152         (93,319)              99,448        (93,319)
                                                    ---------------    ------------        -------------   ------------

                                                            81,856         (93,265)              90,805        (93,198)
                                                    ---------------    ------------        -------------   ------------

Net loss . . . . . . . . . . . . . . . . .          $     (148,113)    $  (564,757)        $   (288,803)   $(1,241,537)
                                                    ===============    ============        =============   ============

Net loss per share - basic and diluted . .          $         (.00)    $      (.01)        $       (.00)   $      (.01)
                                                    ===============    ============        =============   ============
Weighted-average number of common
   shares outstanding - basic and diluted.             108,637,518      92,074,758          106,903,713     91,910,834
                                                    ===============    ============        =============   ============

                             SEE ACCOMPANYING NOTES


                                       F4

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                             (STATED IN US DOLLARS)
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                      JUNE 30         JUNE 30                JUNE 30             JUNE 30
                                                       2003             2002                   2003                2002
                                               ---------------    ---------------          --------------    ---------------
Net loss. . . . . . . . . . . . . . . . . . .  $     (148,113)    $     (564,757)      $        (288,803)    $   (1,241,537)

Other comprehensive income:
      Change in unrealized loss on marketable
            securities. . . . . . . . . . . .               -             81,811                       -             86,487
                                               ---------------    ---------------      ------------------    ---------------

Comprehensive loss. . . . . . . . . . . . . .  $     (148,113)    $     (482,946)      $        (288,803)    $   (1,155,050)
                                               ===============    ===============      ==================    ===============


                             SEE ACCOMPANYING NOTES


                                       F5

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (STATED IN US DOLLARS)

                                         (UNAUDITED)
                                         COMMON STOCK
                                                                ACCUMULATED    STOCKHOLDERS'
                                       SHARES       AMOUNT        DEFICIT       DEFICIENCY

Balance at December 31, 2002. . . .  103,745,088  $30,357,906  $(31,176,441)  $     (818,535)
Issuance of common stock and common
stock warrants for cash . . . . . .    5,750,000      415,876             -          415,876
Issuance of common stock upon
 exercise of warrants . . . . . . .    1,842,000      152,688             -          152,688
Noncash compensation charges. . . .            -       11,430             -           11,430
Net loss. . . . . . . . . . . . . .            -            -      (288,803)        (288,803)
                                     -----------  -----------  -------------  ---------------

Balance at June 30, 2003. . . . . .  111,337,088  $30,937,900  $(31,465,244)  $     (527,344)
                                     ===========  ===========  =============  ===============


                             SEE ACCOMPANYING NOTES


                                       F6

                  USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (STATED IN US DOLLARS)
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,    JUNE 30,    JUNE 30,     JUNE 30,
                                                                           2003        2002        2003         2002
                                                                        ----------  ----------  ----------  ------------
                                                                                                     2002          2001
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(148,113)  $(564,757)  $(288,803)  $(1,241,537)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .      4,848     156,313       9,694       265,249
    Impairment loss on long-lived assets . . . . . . . . . . . . . . .          -           -      25,246             -
    Gain on sale of equipment. . . . . . . . . . . . . . . . . . . . .    (19,634)          -     (19,634)            -
    gain on settlement of accounts payable . . . . . . . . . . . . . .    (59,024)          -     (59,024)            -
    Noncash compensation charge. . . . . . . . . . . . . . . . . . . .     11,430      19,077      11,430        31,795
    Realized loss on sale of marketable securities -
       related parties . . . . . . . . . . . . . . . . . . . . . . . .          -      93,319           -        93,319
    Changes in operating assets and liabilities:
       Decrease in accounts receivable . . . . . . . . . . . . . . . .          -       5,485           -         8,229
       Increase in inventory . . . . . . . . . . . . . . . . . . . . .          -     (24,322)          -       (24,322)
       (Increase) decrease in prepaid expenses
         and other current assets. . . . . . . . . . . . . . . . . . .     (1,519)      2,914     (14,113)        8,491
       Increase (decrease) in accounts payable and
           accrued expenses. . . . . . . . . . . . . . . . . . . . . .   (179,873)      9,197    (334,042)      160,234
     Decrease in due to related parties. . . . . . . . . . . . . . . .     (1,000)   (378,320)    (11,718)      (16,268)
                                                                        ----------  ----------  ----------  ------------

NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . . . .   (392,885)   (681,094)   (680,964)     (714,810)
                                                                        ----------  ----------  ----------  ------------

Cash flows from investing activities:
  Proceeds from equipment sales. . . . . . . . . . . . . . . . . . . .     19,634           -     114,634             -
  Proceed from sale of marketable securities -
     related parties . . . . . . . . . . . . . . . . . . . . . . . . .          -      35,784           -        35,784
                                                                        ----------  ----------  ----------  ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES. . . . . . . . . . . . . . .     19,634      35,784     114,634        35,784
                                                                        ----------  ----------  ----------  ------------

Cash flows from financing activities:
  Proceeds from the issuance of common stock
   and warrants. . . . . . . . . . . . . . . . . . . . . . . . . . . .    235,201     700,000     415,876       700,000
  Proceeds from the issuance of common stock upon exercise of warrants
   warrants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    152,688           -     152,688             -
                                                                        ----------  ----------  ----------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . . .    387,889     700,000     568,564       700,000

Net increase in cash and cash
  equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,638      54,690       2,234        20,974

Cash and cash equivalents at beginning of period . . . . . . . . . . .     36,304      70,522      48,708       104,238
                                                                        ----------  ----------  ----------  ------------

Cash and cash equivalents at end of period . . . . . . . . . . . . . .  $  50,942   $ 125,212   $  50,942   $   125,212
                                                                        ==========  ==========  ==========  ============

                             SEE ACCOMPANYING NOTES


                                       F7

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------

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

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $288,803 for the six month period ended June 30, 2003 and $2,113,138, $3,760,821 and $4,661,652 for the years ended December 31, 2002, 2001 and 2000, respectively. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at June 30, 2003 and 2002.

                                       F8

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------

NOTE  C  -  COMMON  STOCK

On February 14, 2003, the Company issued 2,200,000 units to investors at $.0657 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.0657 per share.

On February 14, 2003, the Company issued 550,000 units to employees at $.0657 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.0657 per share. The Company charged operations for approximately $2,400 representing the differential between the fair value and the purchase price of the common stock and for approximately $2,400 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

On April 7, 2003, the Company issued 1,200,000 units to investors at $.068 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.075 per share.

On April 7, 2003, the Company issued 300,000 units to employees at $.068 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.075 per share. The Company charged operations for approximately $3,000 representing the differential between the fair value and the purchase price of the common stock and for approximately $900 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

On May 30, 2003, the Company issued 1,300,000 units to investors at $.088 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.1175 per share. The Company charged operations for approximately $2,800 representing the differential between the fair value and the purchase price of the common stock.

On May 30, 2003, the Company issued 200,000 units to employees at $.088 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.1175 per share.

From January 1, 2003 to June 30, 2003, the Company issued 1,842,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.0640 to $.1000 per common share.

NOTE  D  CONTINGENT  LIABILTIY

The Company is party to a default judgement entered against one of the Company's subsidiaries. During the year ended December 31, 1995, a claim was made to the Company for the total amount payable under the terms of the lease with the

                                       F9

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------

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

NOTE  E  -  IMPAIRMENT  OF  LONG-LIVED  ASSETS

As the result of the Company's inability to raise revenues in accordance with the corporate business plan, the Company continued operating at a loss for the six month period ended June 30, 2003. As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard ('SFAS") 144 "Accounting of the Impairment or Disposal of Long-Lived Assets". As an result of this impairment review, the Company recorded an impairment loss of approximately $25,000 during the six month period ended June 30, 2003, to reduce the carrying value of these assets to its estimated fair value.

NOTE  F  -  PRO  FORMA  CALCULATION

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the three month periods ended June 30, 2003 and 2002 would have been as follows:


                                      F10

                           USA VIDEO INTERACTIVE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)
                              --------------------


                                     FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                           JUNE 30,    JUNE 30,    JUNE 30,     JUNE 30,
                                             2003        2002        2003         2002
                                          ----------  ----------  ----------  ------------
Net loss:
    As reported. . . . . . . . . . . . .  $(148,113)  $(564,757)  $(288,803)  $(1,241,537)

Add:  Stock-based compensation expense
    included in reported net loss. . . .          -      19,077           -        31,795

Deduct:  Total stock-based compensation
    expense determined under fair value
    based method for all awards. . . . .    (35,930)    (160,953)   (69,755)     (268,256)
                                          ----------  ----------  ----------  ------------


Pro forma. . . . . . . . . . . . . . . .  $(184,043)  $(706,633)  $(358,558)  $(1,477,998)
                                          ==========  ==========  ==========  ============

Loss per common share-basic and diluted:
    As reported. . . . . . . . . . . . .  $   (0.00)  $   (0.01)  $   (0.00)  $     (0.02)
                                          ==========  ==========  ==========  ============

Pro forma. . . . . . . . . . . . . . . .  $   (0.00)  $   (0.01)  $   (0.00)  $     (0.02)
                                          ==========  ==========  ==========  ============


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

Although the Company has not generated any sales for the 2003 year, it continues to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

The Company was incorporated on April 18, 1986, as First Commercial Financial Group Inc. in the Province of Alberta, Canada. In 1989,its name was changed to Micron Metals Canada Corp., which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business. In 1995, the Company changed its name to USA Video Interactive Corp. and continued its corporate existence to the State of Wyoming. The Company has five wholly-owned subsidiaries: USA Video (California) Corp., USA Video Corp., Old Lyme Productions Inc., USA Video Technologies, Inc., and USVO, Inc. USA Video's executive and corporate offices are located in Old Lyme, Connecticut, and its Canadian offices are located in Vancouver, British Columbia.

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

RESULTS  OF  OPERATIONS

Sales

Sales for the six-month period ended June 30, 2003 were $-0-, compared to revenue of $89,576 for the six-month period ended June 30, 2002. Sales for the three-month period ended June 30, 2003 were $-0- compared to $63,323 three-month period ended June 30, 2002. USA Video discontinued the sale of select services from its prototype StreamHQ(TM) after customers' satisfaction and proof of concept. The Company no longer sells its individual functions of StreamHQ(TM). USA Video intends to continue to develop and expand its StreamHQ(TM) services business, while pursuing opportunities to sell replicated StreamHQ(TM) systems to corporations and organizations that prefer systems solutions to services solutions.

Recently, due to the change in capital markets, plans to seek funding for an internal sales and marketing team was put on hold indefinitely. Since then the Company has focused on partnering relationships with other companies to complete the execution of it StreamHQ -based business plan.

Cost  of  Sales

The cost of sales for the six months ended June 30, 2003 was $-0-, as compared to $57,542 for the comparable period of 2002. For the three-month period ended June 30, 2003, the cost of sales was $-0- as compared to $45,470 for the comparable period 2002. The decrease in cost of sales is directly attributable to the decrease in sales.

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

Selling, General and Administrative expenses for the three months ended June 30, 2003 decreased $82,827 to $213,692 from $296,519 for the three months ended June 30, 2002. The six months ended June 30, 2003 these cost decreased by $314,510 to $333,237 from $647,747 for the comparable period. The reduction was due to a reduction in the Company's operation.

Professional expense for the three months ended June 30, 2003, increased to $61,218 from $30,856 for the comparable period of 2002. The six months ended June 30, 2003 these cost increased to $106,108 from $71,804 for the comparable period. The increase was due to the Company performing due diligence in preparation of a patent infringement suit.

Depreciation and amortization expense for the six months ended June 30, 2003 was $9,695, as compared to $265,250 for the comparable period of 2002. For the three-month period ended June 30, 2003, the cost of sales was $4,847 as compared to $156,313 for the comparable period 2002. The decrease was use to the impairment of long-lived assets in 2002.

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

Research  and  Development  Expenses

Research and development expenses consisted primarily of compensation, hardware, software, licensing fees, and new product applications for the Company's proprietary StreamHQ . Research and development expenses decreased to $-0- for the six months ended June 30, 2003, from $235,581 for the comparable period in 2002 and to $-0- for the three months ended June 30, 2003 from $17,436 for the comparable period in 2002. The reduction was due to the suspension of research and development activities until additional capital becomes available.

Other  Income

During the six months ended June 30, 2003, the Company settled debt of approximately $190,000 for $131,000 at a gain of $59,000, and sold fixed assets with a $95,000 book value for $115,000 realizing of $20,000. During the six months ended June 30, 2003, the Company sold stock of related registered companies for a loss of $93,519.

Impairment  Loss  on  Long-Lived  Assets

As the result of the Company's inability to raise revenues in accordance with the corporate business plan, the company continued operating at a loss of the six month period ended June 30, 2003. As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS")144 "Accounting of the Impairment or Disposal of Long-Lived Assets". As an result of this impairment review, the Company recorded an impairment loss of approximately $25,000 during the six month period ended June 30, 2003, to reduce the carrying value of these assets to its estimated fair value.

Net  Losses

To date, the Company has not achieved profitability and, in fact, expects to incur substantial net losses for at least the remainder of 2003. The Company's net loss for the three months ended June 30, 2003 was $148,113 as compared with a net loss of $564,757 for the three months ended June 30, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2003, the Company's had a cash position of $50,942, compared to $48,708 at December 31, 2002.

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

THE COMPANYS ABILITY TO CONTINUE AS AGIONG CONCERN: THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES; IT EXPECTS TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date, USA Video has not been profitable, has not generated significant revenue from operations, and has incurred substantial losses. For the six months ended June 30, 2003, USA Video had a net loss of $288,803. As of June 30, 2003, the Company had an accumulated deficit of $31,465,244 and a working capital deficit of $653,867. The Company intends to continue to expend significant financial and management resources on the development of its proposed products and services, and other aspects of its business. As a result, the Company expects operating losses and negative cash flows to increase for the foreseeable future. Consequently, USA Video will need to generate significant revenues to achieve and maintain profitability. The Company may be unable to do so. If USA Video's revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, it may never achieve profitability. Because of factors discussed in this paragraph, USA Video's auditors, in their report on the Company's financial statements, have expressed substantial doubt concerning the Company's ability to continue as a going concern.

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

Item  2.   Changes  in  Securities  and  Use  of  Proceeds

During the quarter ended June 30, 2003, the Company completed an offering of 1,500,000 units at a price of $0.068 per unit for total proceeds of $103,200. Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.075 per share, exercisable on or before April 7, 2005.

The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors. Two officers and directors of the Company, one employee of the
Company, three additional unaffiliated non-accredited investors, and six additional unaffiliated accredited investors purchased the securities. The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

During the quarter ended June 30, 2003, the Company completed an offering of 1,500,000 units at a price of $0.088 per unit for total proceeds of $132,000. Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.1175 per share, exercisable on or before May 30, 2005.

The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors. Two officers and directors of the Company, one employee of the Company, one additional unaffiliated non-accredited investors, and six additional unaffiliated accredited investors purchased the securities. The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

During the quarter ended June 30, 2003, 1,842,000 common shares were issued pursuant to warrants exercised for total proceeds of $152,688. The issuance of the shares was exempt from registration under Rules 504 and 506 of Regulation D under the Securities Act of 1933 ("Securities Act"). The Company has made publicly available financial and disclosure information with its filings to the Canadian Venture Exchange, and provided disclosure regarding the offering and the Company to the investors. The Company limited the manner of the offering. The purchasers included an executive officer/director and two non-affiliated investors.

Item  3.   Defaults  Upon  Senior  Securities.

None.

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.

The Company held an annual meeting of shareholders on June 12, 2003, at Calgary, Alberta, Canada. At the meeting the shareholders voted to retain Anton Drescher and Edwin Molina and elect Maurice Loverso as Directors of the Company.

Also at the meeting, the shareholders approved the appointment of Goldstein Golub Kessler LLP as auditors for the year ending December 31, 2003.




Matter Voted Upon                No. of Votes For           No. of Votes Against        No. of Votes Withheld
-----------------                ----------------           --------------------        ---------------------

1. Election of Directors           66,721,769                       nil                      231,447


2. Appoint Goldstein Golub
   Kessler LLP as auditors
   of the Company for the
   year ending
   December 31, 2003               66,725,549                     152,746                     63,210

Item  5.   Other  Information.

None.

Item  6.   Exhibits  and  Reports  on  Form  8-K

          (a)  Exhibit(s)

               Exhibit  1  -  Certification of Chief Executive Officer and Chief
                              Financial Officer  Pursuant  to  18  U.S.C.
                              Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports  on  Form  8-K

               (i) On July 2, 2003, the Registrant announced that effective July 8, 2003, Computershare Trust Company, Inc. of 350 Indiana Street, Suite 800, Golden, Colorado, U. S. A., 80401 (telephone (303) 262-0600 and Fax (303) 262-0700 and e-mail
                    www.computershare.com) will be the Registrant's registrar and transfer agent, replacing CIBC Mellon Trust Company of Calgary, Alberta, Canada. Computershare Trust Company has an office at 600, 530-8th Avenue S. W., Calgary Alberta, Canada T2P 3S8(telephone (403)267-6800).

               (ii) On  May  7,  2003,  the  Registrant  announced  that Maurice
                    Loverso was appointed as a director of the Registrant and that Robert D. Smith had resigned as director in order to pursue other employment opportunities.

               (iii)  On  April  10,  2003,  the  Registrant  announced that its subsidiary, USA Video Technology Corporation, had today filed a lawsuit in the U.S. District Court for the District of Delaware against Movielink, LLC. The Registrant alleges that Movielink, a Delaware company, has infringed and continues to infringe on the Registrant's patented online movie delivery system.

               (iv) On  March  4,  2003,  the  Registrant  announced that it had entered into an agreement with Engle Group LLC to undertake investor and media relations services for the registrant and to assist the Registrant in developing and implementing a strategic communications plan.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     USA  Video  Interactive  Corp.

Dated:  August 8,  2003              By:  /s/  Anton  J.  Drescher
                                     --------------------------------
                                     Name:  Anton  J.  Drescher
                                     Title:  Chief  Financial  Officer

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

                                By:  /s/  Edwin  Molina
                                   -----------------------------------
                                   Name:  Edwin  Molina
                                   Title:  President  and  Chief  Executive
                                          Officer
                                   Date:  August  8,  2003


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

                                By:  /s/  Anton  J.  Drescher
                                   ------------------------------------
                                   Name:  Anton  J.  Drescher
                                   Title:  Secretary  and  Chief  Financial
                                          Officer
                                   Date:  August  8,  2003



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


                                By:  /s/  Edwin  Molina
                                   -----------------------------------
                                   Name:  Edwin  Molina
                                   Title:  President  and  Chief  Executive
                                          Officer
                                   Date:  August  8,  2003





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


                                By:  /s/  Anton  J.  Drescher
                                   ------------------------------------
                                   Name:  Anton  J.  Drescher
                                   Title:  Secretary  and  Chief  Financial
                                          Officer
                                   Date:  August  8,  2003