Form 10-Q
period 2003-09-30
USA VIDEO INTERACTIVE CORP
filed 2003-11-13
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At November 12, 2003, there were 114,337,089 shares of the registrant's common stock outstanding.

#

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

#

USA VIDEO INTERACTIVE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2003

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2003	2002
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 154,498	$ 48,708
Accounts receivable	1,400	1,400
Prepaid expenses and other current assets	13,363	10,573
Total current assets	169,261	60,681

Property and Equipment - at cost, net of accumulated
depreciation of $12,051 and $-0-, respectively	4,018	211,314

Other Assets, net of accumulated amortization of $13,831
and $11,339, respectively	42,657	45,149

Deferred Tax Assets, net of valuation allowance
of $8,120,000 and $7,950,000, respectively	-	-
Total Assets	$215,936	$ 317,144

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	684,629	1,082,499
Due to related parties	39,962	53,180
Total current liabilities	724,591	1,135,679

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 114,337,088 and
103,745,088, respectively	31,180,901	30,357,906
Accumulated deficit	(31,689,556)	(31,176,441)

Stockholders' deficiency	(508,655)	(818,535)
Total Liabilities and Stockholders' Deficiency	$ 215,936	$ 317,144

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenue	$ -	$ 57,125	$ -	$ 146,701

Expenses:
Cost of sales	-	38,663	-	96,205
Research and development	34,000	38,258	34,000	273,839
Selling, general and administrative	115,702	124,385	448,939	775,316
Depreciation and amortization	4,848	132,624	14,543	397,874
Impairment loss on long-lived assets	75,000	350,000	100,246	350,000
Noncash compensation charges	3,000	19,077	14,430	50,872
Total expenses	232,550	703,007	612,158	1,944,106
Loss from operations	(232,550)	(645,882)	(612,158)	(1,797,405)

Other income (expense)
Interest income (expense)	10	22	(8,633)	143
Other	8,228	4,524	107,676	(85,611)
	8,238	4,546	99,043	(85,468)

Net loss	$(224,312)	$(641,336)	$(513,115)	$(1,882,873)
Net loss per share - basic and diluted	$ (.00)	$ (.01)	$ (.00)	$ (.02)
Weighted-average number of common shares outstanding - basic and diluted	111,592,408	101,745,089	108,498,918	95,224,942

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net loss	$(224,312)	$(641,336)	$(513,115)	$(1,882,873)

Other comprehensive income:
Change in unrealized loss on marketable securities	-	-	-	86,487

Comprehensive loss	$(224,312)	$(641,336)	$(513,115)	$(1,796,386)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)
Common Stock

			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2002	103,745,088	$ 30,357,906	$(31,176,441)	$ (818,535)
Issuance of common stock and common stock warrants for cash	8,750,000	655,877	-	655,877
Issuance of common stock upon exercise of warrants	1,842,000	152,688	-	152,688
Noncash compensation charges	-	14,430	-	14,430
Net loss	-	-	(513,115)	(513,115)

Balance at September 30, 2003	114,337,088	$31,180,901	$(31,689,556)	$(508,655)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net loss	$(224,312)	$(641,336)	$(513,115)	$(1,882,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	-	17,753	-	17,753
Depreciation and amortization	4,848	132,625	14,543	397,874
Impairment loss on long-lived assets	75,000	350,000	100,245	350,000
Gain on sale of equipment	-	-	(19,634)	-
Gain on settlement of accounts payable	(11,085)	-	(70,109)	-
Noncash compensation charge	3,000	19,077	14,430	50,872
Realized loss on sale of marketable securities - related parties	-	-	-	93,319
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	3,518	-	11,747
Increase in inventory	-	36,322	-	12,000
(Increase) decrease in prepaid expenses and other current assets	11,323	2,317	(2,790)	10,808
Increase (decrease) in accounts payable and accrued expenses	6,281	28,370	(327,761)	188,604
Decrease in due to related parties	(1,500)	(20,206)	(13,218)	(36,474)

Net cash used in operating activities	(136,445)	(71,560)	(817,409)	(786,370)

Cash flows from investing activities:
Proceeds from equipment sales	-	-	114,634	-

Proceed from sale of marketable securities - related parties	-	-	-	35,784

Net cash provided by investing activities	-	-	114,634	35,784

Cash flows from financing activities:
Proceeds from the issuance of common Stock and warrants	240,001	-	655,877	700,000
Proceeds from the issuance of common Stock upon exercise of warrants	-	-	152,688	-

Net cash provided by financing activities	240,001	-	808,565	700,000

Net increase in cash and cash equivalents	103,556	(71,560)	105,790	(50,586)

Cash and cash equivalents at beginning of Period	50,942	125,212	48,708	104,238

Cash and cash equivalents at end of period	$154,498	$53,652	$154,498	$53,652

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $513,115 for the nine month period ended September 30, 2003 and $2,113,138, $3,760,821 and $4,661,652 for the years ended December 31, 2002, 2001 and 2000, respectively.  These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at September 30, 2003 and 2002.

NOTE C – COMMON STOCK

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

On September 23, 2003, the Company issued 2,800,000 units to investors at $.08 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.095 per share.

On September 23, 2003, the Company issued 200,000 units to employees at $.08 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.095 per share.  The Company charged operations for approximately $3,000 representing the differential between the fair value and the purchase price of the common stock.

From January 1, 2003 to June 30, 2003, the Company issued 1,842,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.0640 to $.1000 per common share as a differential between the fair value of the underlying common stock and the exercise price of the warrants.

NOTE  D - CONTINGENT LIABILTIY

The Company is party to a default judgment entered against one of the Company’s subsidiaries.  During the year ended December 31, 1995, a claim was made to the Company for the total amount payable under the terms of the lease with the Company’s subsidiaries for office space in Dallas Texas through 2002.  The Company’s management is of the opinion that the amount payable under the terms of this judgment is not estimable or determinable at this time and may be substantially mitigated by the landlord renting the property to another party.  The range of possible loss is from $-0- to approximately $500,000.  Any settlement resulting from the resolution of this contingency will be accounted for in the period of settlement when such amounts are estimable or determinable.

NOTE  E – IMPAIRMENT OF LONG-LIVED ASSETS

As the result of the Company’s inability to raise revenues in accordance with the corporate business plan, the Company continued operating at a loss for the nine month period ended September 30, 2003.  As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard (‘SFAS”) 144 “Accounting of the Impairment or Disposal of Long-Lived Assets”.  As a result of this impairment review, the Company recorded an impairment loss of approximately $100,000 during the nine month period ended September 30, 2003, to reduce the carrying value of these assets to its estimated fair value.

NOTE  F – PRO FORMA CALCULATION

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three month and nine month periods ended September 30, 2003 and 2002 would have been as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net loss:
As reported	$(224,312)	$(641,336)	$(513,115)	$(1,882,873)

Add: Stock-based compensation Expense included in reported net loss	4,848	9,539	14,543	28,616

Deduct: Total stock-based Compensation expense determined under fair value based method for all awards	(10,440)	(126,113)	(37,785)	(283,754)

Pro forma	$(229,904)	$(757,910)	$(536,357)	$(2,138,011)

Loss per common share-basic and diluted:
As reported	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Pro forma	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

CAUTIONARY STATEMENT

Certain statements contained in this Quarterly Report on Form 10-Q ("Report"), including, without limitation, statements containing the words "believes,""anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements."  Readers should not place undue reliance on these forward-looking statements.  USA Video’s actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in USA Video’s Annual Report on Form 10-K, the most important of which are summarized below under Factors Which May Affect Future Results of Operations, as well as in other documents USA Video files with the Securities and Exchange Commission ("SEC").

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

USA Video holds the patent for Store-and-Forward Video-on-Demand (#5,130,792), filed in 1990 and issued by the United States Patent and Trademark Office on July 14, 1992.  It has been cited by at least 145 subsequent patents.  The Company holds similar patents in England, France, Spain, Italy, Germany, and Canada, and has a patent pending in Japan.  The Company anticipates actively engaging in licensing this patent.

The Company’s products and services are based on its proprietary Store and Forward Video-on-Demand ("VoD").  USA Video’s Store and Forward VoD is a patented technique for transmitting video over switched (telephone-like) networks and allowing the user to view the video using videocassette recorder ("VCR")-like controls (play, pause, stop, etc.).  Store and Forward VoD is the mechanism by which the delivery of compressed video is managed and, together with compression technology, facilitates the delivery of video to an end user in a timely and interactive fashion.

USA Video has developed a number of specific products and services based on these technologies. These include StreamHQTM, a collection of source-to-destination media delivery services marketed to businesses; EncodeHQTM, a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane MediacasterTM; ZMailTM, a service that delivers web and rich media content to targeted audiences; mediaClixTM, a service that delivers content similar to Zmail but originating from an existing web presence; and MediaSentinelTM, a patent-pending digital watermarking technology to deter digital video piracy.

The Company was incorporated on April 18, 1986, as First Commercial Financial Group Inc. in the Province of Alberta, Canada.  In 1989, its name was changed to Micron Metals Canada Corp., which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business.  In 1995, the Company changed its name to USA Video Interactive Corp. and continued its corporate existence to the State of Wyoming. The Company has five wholly-owned subsidiaries:  USA Video (California) Corp., USA Video Corp., Old Lyme Productions Inc., USA Video Technologies, Inc., and USVO, Inc. USA Video’s executive and corporate offices are located in Old Lyme, Connecticut, and its Canadian offices are located in Vancouver, British Columbia.

BUSINESS OBJECTIVES:

The Company has established the following near-term business objectives:

1.

Leverage USA Video’s digital VoD patent for licensing fees and partnerships in the United States and internationally;

2.

Patent and license new technology developed within the corporate research and development program;

3.

Establish StreamHQTM as the industry standard in the streaming video and rich media marketplace;

4.

Attain industry recognition for the superior architectural, functional, and business differentiators of the StreamHQTM architecture;

5.

Develop at least one client per year for a complete StreamHQTM system, including intellectual property licensing and operational support;

6.

Expand StreamHQTM functionality to provide enhanced support for corporate training and education markets.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and that require the most subjective judgment:

•

Revenue recognition;

•

Accounting for marketable securities;

•

Impairment or disposal of long-lived assets;

•

Inventory valuation and related reserves; and

•

Deferred taxes.

REVENUE RECOGNITION.  Software revenue and other services are recognized in accordance with the terms of the specific agreement, which is generally upon delivery.  Maintenance, support and service revenue are recognized ratably over the term of the related agreement.

ACCOUNTING FOR MARKETABLE SECURITIES.  We classify our investments in marketable securities as “available for sale.”  We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reflected upon the sale of our marketable securities in our statements of operations.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.  Long-lived assets are reviewed in accordance with Statement of Financial Accounting Standard (“SFAS”) 144.  Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs.  Long-lived assets are reduced to their estimated fair value.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2003 were $-0-, compared to revenue of $146,701 for the nine-month period ended September 30, 2002.  Sales for the three-month period ended September 30, 2003 were $-0- compared to $57,125 three-month period ended September 30, 2002.  USA Video discontinued the sale of select services from its prototype StreamHQTM after customers' satisfaction and proof of concept.  The Company no longer sells its individual functions of StreamHQTM.  USA Video intends to continue to develop and expand its StreamHQTM services business, while pursuing opportunities to sell replicated StreamHQTM systems to corporations and organizations that prefer systems solutions to services solutions.

Recently, due to the change in capital markets, plans to seek funding for an internal sales and marketing team was put on hold indefinitely.  Since then the Company has focused on partnering relationships with other companies to complete the execution of it StreamHQ™-based business plan.

Cost of Sales

The cost of sales for the nine months ended September 30, 2003 was $-0-, as compared to $96,205 for the comparable period of 2002.  For the three-month period ended September 30, 2003, the cost of sales was $-0- as compared to $38,663 for the comparable period 2002.  The decrease in cost of sales is directly attributable to the decrease in sales.

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

Selling, general and administrative expenses for the three months ended September 30, 2003 decreased $8,683 to $115,702 from $124,385 for the three months ended September 30, 2002.  The nine months ended September 30, 2003 these cost decreased by $326,377 to $448,939 from $775,316 for the comparable period.  The reduction was due to a reduction in the Company’s operation.

Professional expense for the three months ended September 30, 2003, increased to $18,694 from $8,414 for the comparable period of 2002.  The nine months ended September 30, 2003 these cost increased to $124,802 from $80,218 for the comparable period.  The increase was due to the Company performing due diligence in preparation of a patent infringement suit.

Depreciation and amortization expense for the nine months ended September 30, 2003 was $14,543, as compared to $397,874 for the comparable period of 2002.  For the three-month period ended September 30, 2003, depreciation and amortization expense was $4,848 as compared to $132,624 for the comparable period 2002.  The decrease was due to the impairment of long-lived assets in 2002.

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

Research and Development Expenses

Research and development expenses consisted primarily of compensation, hardware, software, licensing fees, and new product applications for the Company's proprietary StreamHQ™ and digital watermark and fingerprint technology.  Research and development expenses decreased to $34,000 for the nine months ended September 30, 2003, from $273,839 for the comparable period in 2002 and to $34,000 for the three months ended September 30, 2003 from $38,258 for the comparable period in 2002.  Management has raised capital to resume research and development of its digital watermark and fingerprint technology.

Other Income

During the nine months ended September 30, 2003, the Company settled debt of approximately $201,000 for $131,000 at a gain of $70,000, and sold fixed assets with a $95,000 book value for $115,000 realizing of $20,000.  During the nine months ended September 30, 2002, the Company sold stock of related registered companies for a loss of $93,519.

Impairment Loss on Long-Lived Assets

As the result of the Company’s inability to raise revenues in accordance with the corporate business plan, the company continued operating at a loss of the nine month period ended September 30, 2003.  As a result, the Company commenced an impairment review of its long-lived assets in accordance with SFAS 144 Accounting of the Impairment or Disposal of Long-Lived Assets”.  As a result of this impairment review, the Company recorded an impairment loss of approximately $100,000 during the nine month period ended September 30, 2003 and $75,000 during the three month period ending September 30 2003, to reduce the carrying value of these assets to its estimated fair value.

Net Losses

To date, the Company has not achieved profitability and, expects to incur substantial net losses for at least the remainder of 2003. The Company's net loss for the nine months ended September 30, 2003 was $513,115 as compared with a net loss of $1,882,873 for the nine months ended September 30, 2002 and for the three months ended September 30, 2003 was $224,312 as compared to $641,336 for the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company's had a cash position of $154,498, compared to $48,708 at December 31, 2002.

The Company will require additional financing to fund current operations through the first quarter of 2004.  The Company has historically satisfied its capital needs primarily by issuing equity securities.  The Company will require an additional $1.0 million to $1.5 million to finance operations through fiscal 2004 and intends to seek such financing through sales of its equity securities.

Assuming the aforementioned $1.0 million to $1.5 million in financing is obtained, the Company believes that continuing operations for the longer term will be supported through anticipated licensing revenues and through additional sales of the Company's securities. Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $1.0 million to $1.5 million through fiscal 2004. The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

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

THE COMPANYS ABILITY TO CONTINUE AS A GOING CONCERN: THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES; IT EXPECTS TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date, USA Video has not been profitable, has not generated significant revenue from operations, and has incurred substantial losses. For the nine months ended September 30, 2003, USA Video had a net loss of $513,115.  As of September 30, 2003, the Company had an accumulated deficit of $31,689,556 and a working capital deficit of $555,330.  The Company intends to continue to expend significant financial and management resources on the development of its proposed products and services, and other aspects of its business. As a result, the Company expects operating losses and negative cash flows to increase for the foreseeable future. Consequently, USA Video will need to generate significant revenues to achieve and maintain profitability. The Company may be unable to do so.  If USA Video's revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, it may never achieve profitability.  Because of factors discussed in this paragraph, USA Video's auditors, in their report on the Company's financial statements, have expressed substantial doubt concerning the Company's ability to continue as a going concern.

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

The Company requires substantial additional financing to maintain operations at current levels for the fourth quarter of 2003 and through fiscal 2004.  Financing may not be available when needed on terms favorable to the Company, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

On April 10, 2003, USA Video announced that its subsidiary, USA Video Technology Corporation, had filed a lawsuit in the U.S. District Court for the District of Delaware against Movielink, LLC.  The Company alleges that Movielink, a Delaware company, has infringed and continues to infringe on the Company's patented online movie delivery system.

The Company is party to a default judgment entered against one of the Company’s subsidiaries.  During the year ended December 31, 1995, a claim was made to the Company for the total amount payable under the terms of the lease with the Company’s subsidiaries for office space in Dallas Texas through 2002.  The Company’s management is of the opinion that the amount payable under the terms of this judgment is not estimable or determinable at this time and may be substantially mitigated by the landlord renting the property to another party.  The range of possible loss is from $-0- to approximately $500,000.

Item 2.

Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2003, the Company completed an offering of 3,000,000 units at a price of $0.08 per unit for total proceeds of $240,000.  Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.095 per share, exercisable on or before September 23, 2005.

The offer and sale of the units were exempt from registration pursuant to section 4(2) of the Securities Act, Rule 701 and Rule 506 of Regulation D promulgated thereunderunder.  The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  Two officers and directors of the Company, one employee of the Company, four additional unaffiliated non-accredited investors, and four additional unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as such sales were made in offshore transactions to non-U.S. persons.

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

Exhibit(s)

Exhibit 1 - Certification of Chief Executive Officer and Chief Financial

Officer Pursuant to 18 U.S.C. Section 1350, As Adopted

Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

(i)

On October 6, 2003, the Registrant announced that, after two years of core software development, it plans to release MediaSentinel, its proprietary patent-pending core Digital Rights Management technology (DRM), toward the end of 2003.  MediaSentinel is a digital watermark based technology that deters video content piracy.  MediaSentinel embeds an encrypted identifier into original authorized video content, which is preserved in any unauthorized copies.

(ii)

On July 2, 2003, the Registrant announced that effective July 8, 2003, Computershare Trust Company, Inc. of 350 Indiana Street, Suite 800, Golden, Colorado, U.S.A., 80401 (telephone (303) 262-0600 and Fax (303) 262-0700 and e-mail www.computershare.com) will be the Registrant's registrar and transfer agent, replacing CIBC Mellon Trust Company of Calgary, Alberta, Canada. Computershare Trust Company has an office at 600, 530-8th Avenue S. W., Calgary Alberta, Canada T2P 3S8 (telephone  (403)267-6800).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Video Interactive Corp.

Dated:   November 12, 2003

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

Date: November 12, 2003

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

Date: November 12, 2003

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

Date: November 12, 2003

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

Date:  November 12, 2003