Form 10-K
period 2003-12-31
USA VIDEO INTERACTIVE CORP
filed 2004-03-30
CIK 1107280

#

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 0-29651

USA VIDEO INTERACTIVE CORP.

(Exact name of registrant as specified in its charter)

WYOMING

06-1576391

<State or Other Jurisidiction of

(I.R.S. Employer Identification No.)

Incorporation of Organization)

83 Halls Road, Old Lyme, Connecticut

06371

(Address of principal executive offices)

(ZIP Code)

Registrant’s telephone number, including area code:

(860) 434-5535

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes      .. No  X

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 29, 2004 (computed by reference to average of the bid and asked price on the NASD OTC Bulletin Board of the common shares on such date): $0.30.

Number of common shares outstanding at March 29, 2004: 117,521,096.

Documents Incorporated by Reference: NONE

TABLE OF CONTENTS

Part 1

Item 1

Business

3

Item 2

Properties

16

Item 3

Legal Proceedings

16

Item 4

Submission of Matters to a Vote of Security Holders

17

Part II

Item 5

Market for Registration’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

17

Item 6

Selected Financial Data

18

Item 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

18

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

21

Item 8

Financial Statements and Supplementary Data

22

Item 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

22

Item 9A

Controls and Procedures

22

PART III

Item 10

Directors and Executive Officers of the Registrant

22

Item 11

Executive Compensation

24

Item 12

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

27

Item 13

Certain Relationships and Related Transactions

27

Item 14

Principal Accountant Fees and Services

28

PART IV

Item 15

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

28

PART I

Item 1. Business.

Cautionary Statement

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

Although the Company has generated negligible sales for the 2003 year, it continues to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

The Company's products and services are based on its proprietary rich media delivery infrastructure and software and its Store and Forward Video-on-Demand ("VOD") patent.  These technologies, together with video compression technology, facilitate the delivery of video to an end user in a timely and interactive fashion.

USA Video has developed a number of specific products and services based on these technologies.  These include MediaSentinel™, a process that watermarks digital video content; StreamHQ™, a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ™, a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster™; ZMail™, a service that delivers web and rich media content to targeted audiences, and mediaClix™, a service that delivers content similar to Zmail™ but originating from an existing web presence.

The Company was incorporated on April 18, 1986, as “First Commercial Financial Group Inc.” in the Province of Alberta, Canada.  In 1989, its name was changed to “Micron Metals Canada Corp.”, which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business.  In 1995, the Company changed its name to “USA Video Interactive Corp.” and continued its corporate existence to the State of Wyoming.  The Company has five wholly-owned subsidiaries: USA Video (California) Corp., USA Video Corporation, Old Lyme Productions Inc., USA Video Technology Corporation and USVO Inc.  USA Video's executive and corporate offices are located in Old Lyme, Connecticut, and its Canadian offices are located in Vancouver, British Columbia.

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

Strategic Plan

USA Video believes that the expected substantial increases in bandwidth capacity, accompanying decreases in bandwidth cost, increases in consumer computer and video appliance storage capacity, and the proliferation of fast video file transfer techniques will result in an industry focus on downloading as an alternative to streaming as a content delivery mechanism.  To position the Company to take advantage of this anticipated shift, USA Video has focused its immediate plans on aggressively protecting its technology ownership rights, including pursuing licensing arrangements and other forms of enforcement and pursuing marketing of it’s patent-pending digital watermarking technology.

As a cost cutting measure, USA Video discontinued the sale of select services from its prototype StreamHQTM after customers' satisfaction and proof of concept.  The Company no longer sells its individual functions of StreamHQTM.  USA Video intends to continue to develop and expand its StreamHQ™ services business, while pursuing opportunities to sell replicated StreamHQ™ systems to corporations and organizations that prefer systems solutions to services solutions.  To this end, USA Video's future plans include:

•

Continuing StreamHQ™ functionality development, particularly the automation of processes and client account management, which allows more efficient delivery of services and expansion of the services client base;

•

Scaling the StreamHQ™ infrastructure in modular fashion as necessary to support an increasing number and size of Zmail™ and mediaClixTM campaigns;

•

Eventually establishing multiple marketing and distribution channels, particularly in the form of alliances with third parties, including some of the Company's product and service suppliers; and

•

Ultimately expanding and enabling the sales and marketing team, to support increased direct marketing to various markets, including advertising, corporate communications, customer service, entertainment, and education.

Proprietary Technologies

USA Video's proprietary technologies include its (1) VOD patent, and (2) Digital watermarking piracy deterrence technology; and (3) StreamHQ™ infrastructure, software, and service delivery processes.

•

USA Video’s VOD Patent (US #5,130,792) (the "Patent") as well as patents it has obtained in other countries explicitly covers the rich media delivery model that is becoming more widely accepted as a means of delivering content for education, training, and entertainment; that is, faster-than-real-time download to computer and set-top box hard drives for subsequent content viewing without quality limitations resulting from insufficient or variable bandwidth.  The impact of this Patent becomes more significant as content owners and those that facilitate content delivery adopt this model.

•

The objective of USA Video’s patent-pending Digital Watermarking technology is to deter digital video piracy once a user has been authorized to view a video.  This is one of the major concerns preventing content owners from committing more of their content to the digital medium.  Digital watermarking helps trace content to incidents of piracy, thus deterring piracy.

•

The ability of StreamHQ™ to deliver services to clients with market-specific value propositions stems from its scalable, streaming-enabled web infrastructure, the software functionality that resides on this infrastructure (such as innovative asset management and user transaction data capture and reporting), and the processes developed for delivering media campaigns to clients.  By delivering features unique to individual markets, such as advertising, corporate communications and customer service, StreamHQ™ services are differentiated from the generic services delivered by competitors.

Products and Services

USA Video’s principal products and services are its proprietary rich media delivery infrastructure and software and the VOD Patent.  These technologies, together with video compression technology, facilitate the delivery of video to end users in a timely and interactive fashion.

USA Video has developed a number of specific products and services based on these technologies.  These include:

•

MediaSentinel™, digital watermarking technology used to deter piracy of digital content.

•

StreamHQ™, a collection of source-to-destination media delivery services marketed to businesses;

•

EncodeHQ™, a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster™;

•

Zmail™, a service that delivers web and rich media content to targeted audiences;

•

mediaClix™, a service that delivers content similar to Zmail™, but originating from an existing web presence;

USA Video proposes to grant licenses to use its patented VOD technology on terms comparable to the “reasonable royalty” provided for by U.S. patent laws.  Upon successfully licensing its patent, USA Video could earn per-use royalties, meaning that each time a licensed event occurs (e.g. each time a consumer receives a VOD transmission) a specified royalty will be paid to the Company.  Upon suitable negotiated terms, USA Video may also consider bulk-fee licensing agreements, either apart from or in addition to per-use royalties.

When USA Video’s patent-pending digital watermarking technology matures into an enforceable patent, USA Video intends to pursue a similar strategy that it will use for its VOD technology with regard to the rights related to the digital watermarking technology.

USA Video's future plans include the marketing and selling of its StreamHQ™ systems, whereby a customer would purchase an entire system, comprised of hardware assembled by USA Video and software developed and installed by USA Video.  After sale and delivery of the system to a customer, USA Video’s services to the customer would then include updates of software and service and maintenance of hardware, as necessary, for additional compensation.  The services of Zmail™ and mediaClix™ are available to a customer only through the purchase of a StreamHQ™ system.

As a cost cutting measure, USA Video terminated the operation of its StreamHQTM infrastructure, which provided individual functionality of StreamHQTM for small customers, as this service was no longer cost effective or deemed necessary at this time.

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

In view of these developments, USA Video is taking aggressive steps to advance its patent-protected intellectual property rights, which include its patent-pending digital watermarking technology.  These steps include active licensing initiatives and, potentially, litigation when necessary, as a final resort if companies infringing on USA Video’s patent rights refuse to negotiate in good faith.  USA Video has retained leading national legal counsel to advance these patent enforcement initiatives.

Although it is currently focused on protecting its technology ownership rights, including licensing arrangements and other forms of enforcement, USA Video will continue to offer its other products and services, which are all functional, and available.

USA Video has identified an emerging market for global media streaming services, which the Company developed under the brand “StreamHQ™”.  StreamHQ™ allows corporate, education, entertainment, and other types of business or institutional customers to use the Internet or an intranet to deliver rich media content to target audiences by purchasing a StreamHQ™ system.  By offering customers a complete source-to-destination service that consolidates web, streaming, and data management functionalities, StreamHQ™ eliminates the need for customers to deal with multiple service providers.

A key service differentiator is user transaction data management, which consists of capture, analysis, and reporting of statistical data that enables the content owner to obtain important feedback on the effectiveness of campaigns.  This data includes network performance and utilization statistics, including bandwidth utilization, number of streaming sessions, streaming rates, video quality and packets lost; total number of times the video was viewed; distribution of users who viewed various portions of the video; information on times of media access, length of time media was viewed, and actions taken during viewing (pause, stop, rewind, etc.).  Additional StreamHQ™ features include the ability to analyze usage by location; the percentage of users who forwarded the video to other people; the percentage of users who received and viewed the forwarded video email; and categorization of users by operating system, browser type, and connection speed.  Additional functionality can be customized to meet specific customer requirements.

Aside from quality streaming, USA Video’s overriding goal in its StreamHQ™ development and deployment has been to give customers media asset management features, tools, and information that provide accountability for their streaming expenditures.  To that end, the Company has developed and is offering for sale products that provide such a return on the customer’s investment.  Zmail™ is a rich media email tool that allows businesses, institutions, and organizations to communicate multi-media messages to targeted audiences via the Internet and to receive prompt, valuable feedback on the effectiveness of their communication campaigns.  Zmail™ is an opt-in communication method, whereby the recipient is directed to a web-landing page containing an embedded media player and links to amplifying information about the media subject.  All user actions within the page are captured, aggregated, and provided to the customer as intuitive statistical and trend reports.  Similar to Zmail™, mediaClix™ offers a similar landing page and media content; however, access is from a client’s existing web presence rather than an opt-in email.  Hurricane Mediacaster™ is a hardware server and encoder system developed by USA Video.  An additional encoding service available for customers is EncodeHQ™, a service that digitizes and compresses analog-source video.

Customers and Markets

The principal market for the Company’s services is the business-to-business sector, rather than the individual consumer sector.  USA Video’s patent rights potentially have broad application to the VOD marketplace.  USA Video anticipates that it will conduct licensing negotiations with:

•

companies involved in providing and promoting VOD content, such as film content, video advertisements, online gaming video and subscription video;

•

companies providing network and other physical infrastructure to enable various VOD applications;

•

companies providing VOD-enabling software, including advanced data compression schemes; and

•

companies providing VOD-enabling hardware, including consumer hardware such as digital video recording devices.

The market for digital watermarking will to some extent overlap the market for VOD, but the two are not identical.  For example, digital watermarking technology may be required by copyright-owning content providers who have concerns about the potential for digital piracy of their material; whereas hardware manufacturers may be less concerned about such issues.  Nevertheless, protocols may develop which will require participants in the video industry to embrace some form of digital watermarking.  USA Video will follow those developments closely, and, if necessary, take steps to promote and protect its digital watermarking technology.

Additionally, companies within the business-to-business sector, rather than the individual consumer, generally possess the greater financial wherewithal and purpose for purchasing StreamHQ™ systems.  The Company’s focus is on companies that can benefit from an engaging rich media and web presentation directed at a target audience.  The Company’s customers for these services have included film companies, event promoters, ministries, travel companies, sports entertainment centers and political candidates.

USA Video’s customers for StreamHQ™ systems may also be businesses or organizations that are dissatisfied with response rates from traditional email campaigns, or who have in the past been unable to track the response rate to such traditional email campaigns.  Additionally, any business that wishes to increase brand or product awareness in a more cost effective manner than television advertising would be an appropriate candidate for the StreamHQ™ services.

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

USA Video procures the materials and hardware to assemble systems and their components from various companies, as needed, and in sufficient quantities to preclude any danger of significant sourcing problems in the immediate future.  There are no seasonal limitations on the Company’s operations.

Competitive Conditions

The streaming media market is new, rapidly evolving and extremely competitive and the Company expects that competition will intensify in the future.  USA Video competes with other companies that provide all or certain aspects of the Company’s services, including other streaming media providers, content encoders, video production companies, Internet data management companies, and others, and expects that additional competition in the future will be provided by those types of providers.  The Company’s current market share is insignificant.

Other companies may also claim to own intellectual property rights relating to the VOD technology space.  For example, USA Video is aware of another company which claims to own what could potentially be considered competing VOD patent rights.  In this case, however, the U.S. Patent and Trademark Office issued the competitor's first such patent after USA Video's key VOD Patent was issued.  Management believes that USA Video’s VOD technology is superior in that USA Video’s VOD technology has chronological priority over certain patents rights that have been procured by such company; that is, USA Video owns patent rights that are “prior art” to the other company’s under U.S. patent law.

Digimarc Corporation, Macrovision Corporation, and other companies large and small are active in the field of digital watermark technologies.  The video streaming market is currently dominated by a small number of larger companies, including Real Networks, Microsoft, Yahoo and several others, some of which offer source-to-destination streaming media solutions.  Most of USA Video’s current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than the Company.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

USA Video is, and will continue to be dependent on vendors and other providers to supply the hardware, software and co-location resources that comprise the Company’s products and services.  Further, USA Video currently competes with, and expects to compete with in the future, providers of some of its technology or system components.  Competition is expected in all areas of business, including pricing, service, product performance, and the Company’s ability to keep up with rapidly improving technology, changing market conditions, evolving industry standards and changing customer demands.

Research and Development

Prior to 1999, USA Video conducted seven years of research and development of its proprietary VOD technology. In 1999, USA Video's focus shifted to marketing and sales of its products and services, with research and development directed primarily at supporting sales and development of Wavelet compression technology.  In 2000, the Company devoted substantial resources to development of its StreamHQ™ services and began development of its proprietary still and motion Wavelet technology, which has been completed as mathematical processes.  In 2001, the Company redirected the Wavelet development effort toward the invention of a content protection technology that is grounded in similar science as Wavelet compression.  The result is the Company’s patent pending digital watermark technology for piracy deterrence.  During 2002, as a result of cost cutting measures necessitated by the state of the market, the Company cut back on its marketing, sales and technical staff.  Should the need arise, the Company intends to retain a number of those former employees as consultants, if they are available.

In fiscal 2001 the Company's research and development expenditures were approximately $999,000.  During fiscal 2003 and 2002, the Company’s research and development expenditures were $66,000 and $277,000, respectively.

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

In 1999, USA Video was granted patents on its VOD technology in five European countries: England, France, Germany, Italy and Spain.  In 2001 and 2002, USA Video was granted a patent in Canada and Japan, respectively, on its VOD technology.  The technological characteristics of the European Patents are based on the U.S. Patent, covering systems for transmitting video programs to remote locations over a switched telephone network, and are similar in scope to the U.S. Patent claims.

On June 19, 2001, United States Patent Application No. 09/884,787, “Method and Apparatus for Digitally Fingerprinting Videos”, was officially filed with the U.S. Patent and Trademark Office.  This patent is for “MediaSentinel™”.

Employees

As of March 29th, 2004, the Company employed four people, including its two senior executive officers, one technology and one administrative employee. The Company considers the relationships with its employees to be good.

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

Critical Accounting Policies

USA Video’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, USA Video evaluates these estimates, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation.  USA Video bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

USA Video considers the following accounting policies to be both those most important to the portrayal of its financial condition and that require the most subjective judgment:

•

Revenue recognition;

•

Accounting for marketable securities;

•

Impairment or disposal of long-lived assets;

•

Inventory valuation and related reserves; and

•

Deferred taxes.

Revenue recognition.  Software revenue and other services are recognized in accordance with the terms of the specific agreement, which is generally upon delivery and when accepted by customer.  Maintenance, support and service revenue are recognized ratably over the term of the related agreement.

Accounting for marketable securities.  The Company classifies its investments in marketable securities as “available for sale.”  The Company carries these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reflected upon the sale of its marketable securities in the statements of operations.

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

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE ITS BUSINESS AND PROSPECTS.

USA Video has a very limited operating history. The Company has made only very limited sales of its products and services and was in the development stage through December 31, 1999. USA Video's business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as streaming media.  Some of these risks relate to the Company's ability to:

•

maintain or develop relationships with suppliers and marketing partners;

•

establish a  customer base;

•

continue to develop and upgrade its technology, products and services;

•

provide superior customer service;

•

respond to competitive developments; and

•

retain and motivate qualified personnel.

THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES; IT EXPECTS TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date, USA Video has not been profitable, has not generated significant revenue from operations, and has incurred substantial losses.  For the year ended December 31, 2003, USA Video had a net loss of $697,412.  As of December 31, 2003, the Company had an accumulated deficit of $31,873,853 and a working capital deficit of $578,929.  The Company intends to continue to expend significant financial and management resources on the development of its proposed products and services, and other aspects of its business.  As a result, the Company expects operating losses and negative cash flows to increase for the foreseeable future.  Consequently, USA Video will need to generate significant revenues to achieve and maintain profitability.  The Company may be unable to do so. If USA Video's revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, it may never achieve profitability.  Because of factors discussed in this paragraph, USA Video's auditors, in their report on the Company's financial statements, have expressed substantial doubt concerning the Company's ability to continue as a going concern.

IF USA VIDEO IS UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IT MAY NOT BE ABLE TO REMAIN IN BUSINESS.

USA Video requires substantial working capital to fund its business.  The Company has had significant operating losses and negative cash flow from operations since inception of its current business and expects to continue to do so for the foreseeable future.  The Company's capital requirements will depend on several factors, including the rate of market acceptance of its products and services, the ability to establish and expand a client base and the growth and effectiveness of its sales and marketing efforts.  USA Video estimates it will require approximately $1 Million to $1.5 Million in financing to meet its working capital needs over the remainder of 2004 and substantial additional financing thereafter.  Further, if capital requirements vary materially from those currently planned, the Company may require additional financing.  The Company has no arrangements or commitments for any financing.  Financing may not be available when needed on terms favorable to the Company, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

THE COMPANY'S OPERATING RESULTS IN FUTURE PERIODS ARE EXPECTED TO BE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH WOULD LIKELY AFFECT THE TRADING PRICE OF ITS COMMON SHARES.

USA Video's quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of its control. Some of these factors include:

•

its ability to attract and retain customers;

•

the introduction of new video transmission services or products by others;

•

price competition;

•

the continued development of and changes in the streaming media market;

•

its ability to remain competitive in its product and service offerings;

•

its ability to attract new personnel; and

•

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

IF USA VIDEO DOES NOT CONTINUOUSLY IMPROVE ITS TECHNOLOGY IN A TIMELY MANNER, ITS PRODUCTS COULD BE RENDERED OBSOLETE.

The markets for USA Video products and services are characterized by:

•

rapidly changing technology;

•

evolving industry standards;

•

frequent new product and service introductions; and

•

changing customer demands.

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

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF USA VIDEO'S REVENUE, IF IT LOSES A MAJOR CUSTOMER, ITS REVENUE COULD SUFFER.

One customer accounted for 100% of USA Video's revenue for the year ended December 31, 2003.  The Company expects a small number of customers will continue to account for a substantial portion of its revenue for the foreseeable future.  USA Video's inability to increase the number of its customers or the loss of any one major customer could limit the Company's ability to maintain or increase its market share, or could cause revenue to drop quickly and unexpectedly.

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

NO ASSURANCE THAT USA VIDEO’S PATENTS WON’T BE CHALLENGED, INVALIDATED OR CIRCUMVENTED

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

USA VIDEO'S PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, CAUSING IT TO INCUR SIGNIFICANT COSTS OR PREVENT IT FROM LICENSING ITS PRODUCTS.

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

•

cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•

obtain a license from the holder of the infringed intellectual property right, which license may not be available on commercially reasonable terms, or at all; or

•

redesign its products or services.

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

THE COMPANY'S SHARE PRICE HAS BEEN AND COULD BE HIGHLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

The trading price of the Company's common shares has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors including: variations in quarterly operating results; new products or services offered by the Company or its competitors; conditions or trends in the Internet and online commerce industries; changes in the economic performance and/or market valuations of other Internet and online service companies; and other events or factors, many of which are beyond the Company's control.  In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations, including large price drops in 2003, 2002 and 2001, that have often been unrelated or disproportionate to the operating performance of such companies.  These broad market and industry factors may materially adversely affect the market price of the Company's common shares, regardless of the Company's actual operating performance.  In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies.  Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

Item 2.  Properties.

USA Video headquarters and executive offices are located in Old Lyme, Connecticut. USA Video leases 1,250 square feet for an annual base rent of $16,800.  The lease expires November 30, 2004.

USA Video also leases 800 square feet of office space located in Vancouver, British Columbia, on a month-to-month basis, at a monthly rent of $2,013.

Item 3.  Legal Proceedings.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

There is a limited public market for the common shares of the Company.  The common shares trade on the TSX Venture Exchange (the “TSX”) under the trading symbol "US", and on the NASD OTC Bulletin Board under the symbol "USVO".

The following table shows the high and low sales prices (in Canadian dollars) of the common shares as reported by the TSX for the periods indicated.

	TSX (Symbol “US”)
Period	High (Cdn $)	Low (Cdn$)
First Quarter 2002	0.87	0.36
Second Quarter 2002	0.45	0.10
Third Quarter 2002	0.18	0.10
Fourth Quarter 2002	0.12	0.06
First Quarter 2003	0.18	0.07
Second Quarter 2003	0.28	0.10
Third Quarter 2003	0.20	0.10
Fourth Quarter 2003	0.38	0.17

The following table shows the high and low prices of the common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “USVO”)
Period	High (Cdn $)	Low (Cdn$)
First Quarter 2002	0.55	0.22
Second Quarter 2002	0.28	0.066
Third Quarter 2002	0.13	0.06
Fourth Quarter 2002	0.08	0.041
First Quarter 2003	0.12	0.05
Second Quarter 2003	0.19	0.07
Third Quarter 2003	0.14	0.07
Fourth Quarter 2003	0.30	0.126

As of March 29, 2004, there were 117,521,096 common shares outstanding, held by 1,481 shareholders of record.

To date, the Company has not paid any dividends on its common shares and does not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

All sales of securities made by USA Video during the year ended December 31, 2003 that were not registered under the Securities Act have been disclosed in USA Video's report on Form 10-Q for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003.  The sales did not involve the use of an underwriter and no commissions were paid in connection with the sale of any of these securities.

Item 6.  Selected Financial Data.

The following table presents selected historical financial data.  The consolidated statement of operations data for the years ended December 31, 2001, 2002 and 2003, and the balance sheet data as of December 31, 2002 and 2003 are derived from USA Video's consolidated financial statements included elsewhere in this report, which have been audited by Goldstein Golub Kessler LLP independent auditors.  The selected financial data should be read in conjunction with USA Video's consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	December 31
Item	2003 $	2002 $	2001 $	2000 $	1999 $
Revenue	3,920	156,976	124,006	638,592	20,500
Net loss	(697,412)	(2,113,138)	(3,760,821)	(4,661,652)	(1,684,468)
Loss per share	(0.01)	(0.02)	(0.04)	(0.06)	(0.03)
Total assets	112,538	317,144	1,382,178	1,744,071	995,351
Long-term obligations	--	--	--	--	--
Cash dividends per share	--	--	--	--	--

Item 7.  Management's Discussion and Analysis of Financial Conditions and Results of Operation.

Overview of the Company

USA Video was a development-stage company from January 1, 1992 to December 31, 1999, during which time it engaged primarily in the development of its end-to-end hardware systems and proprietary Video-on-Demand and Wavelet compression technologies, and had very limited sales. In 2000, the Company made the first substantial sales of its end-to-end systems, and invested heavily in further development of its StreamHQ™ streaming media system.  Due to current market conditions, management has implemented consolidation procedures to reduce the expense of operations.

As more fully discussed below the Company has not been profitable, and has not had significant revenues.  USA Video cannot predict its revenue levels for the next 12 months, or thereafter, nor when, or if, its operations will become profitable.  The Company's expenses will continue to decrease as it consolidates selling, general and administrative expenses.  USA Video will require additional financing, both for the remainder of fiscal 2004 and thereafter, to continue to operate and expand its business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

Results of Operations

Revenues

Revenues for the year ended December 31, 2003 ("fiscal 2003") were $3,920, compared with $156,976 for the year ended December 31, 2002 ("fiscal 2002") and revenues of $124,006 for the year ended December 31, 2001 ("fiscal 2001"). All revenues for fiscal 2003 were derived from the provision of engineering services.  The Company had one customer which accounted for 100% of the revenues in fiscal 2003, and three major customers which, in the aggregate, accounted for 80% of the revenues in fiscal 2002, and one major customer which accounted for 61% of the revenues in fiscal 2001.  The revenues decreased in fiscal 2003 due to market conditions and a change in direction of the business of the Company.

Expenses

Total expenses for fiscal 2003 were $817,052, compared with $2,156,764 for fiscal 2002 and $3,892,845 for fiscal 2001.  For fiscal 2003, cost of sales was $2,885, as compared with $88,377 for fiscal 2002 and $66,770 for fiscal 2001.

Research and development costs for fiscal 2003 were $66,350, as compared to $277,149 for fiscal 2002 and $999,058 for 2001.  The decrease in fiscal 2003 and fiscal 2002 was due primarily to consolidation efforts of management.

Selling, general and administrative expenses consisted of marketing expenses, consulting fees, office, professional fees, and other expenses to execute the Company's business plan and for day-to-day operations. The substantial year-to-year increases resulted from the Company's increased efforts to bring products to market. The decreases resulted from the consolidation efforts of management. The primary components of the increases/decreases from fiscal 2003 to fiscal 2002 were:

•

a $41,932 decrease in fiscal 2003 in marketing expenses, as the Company terminated the day-to-day operation of it’s StreamHQ™ services, which resulted in the termination of marketing staff and programs for the sale of functions of  StreamHQ™ at the start of the second quarter of fiscal 2002.  The Company revamped marketing objectives and strategies to concentrate on the release of MediaSentinel™ late in the third quarter.  The marketing staff continues to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers;

•

a decrease of $57,378 and $61,597 from fiscal 2003 for consulting fees and sales expense, respectively, due to consolidation efforts of management; and

•

an $80,210 increase in professional fees in fiscal 2003 was due to the due diligence required to prepare for the  patent infringement lawsuit..

Selling, general and administrative expenses were $613,750 for fiscal 2003, as compared to $859,736 for fiscal 2002, and $1,833,440 for fiscal 2001.

Selling, general and administrative expenses consisted of marketing expenses, consulting fees, office, professional fees, and other expenses to execute the Company's business plan and for day-to-day operations.  The decreases resulted from the consolidation efforts of management.  The primary components of the decreases from fiscal 2001 to fiscal 2002 were:

•

a $480,496 decrease in fiscal 2002 in marketing expenses as the Company terminated the day-to-day operation of it’s StreamHQ™ services, which resulted in the termination of marketing staff and programs for the sale of functions of  StreamHQ™ at the start of the second quarter;

•

a decrease of $154,018 in fiscal 2002 for administrative wages and salaries and other office expenses due to consolidation efforts of management; and

•

a $153,102 decrease in professional fees in fiscal 2001, as the Company utilized its staff to perform tasks previously outsourced.

Additional expenses included depreciation and amortization of $19,391 for fiscal 2003, compared to $439,516 for fiscal 2002 and $407,880 for fiscal 2001, as the Company added machinery and equipment necessary for the development of new products and services prior to fiscal 2002.  Non-cash compensation charges for fiscal 2003 were $14,430, for fiscal 2002 were $ 38,154 and for fiscal 2001 were $585,697, due mostly to issuance of common shares and share purchase warrants to the Company's officers, directors and employees and at a price or exercise price below the market price of the common shares at the time of issuance and the issuance of stock options to contractors.  Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set at the market price when the offering is first announced, rather than upon closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other decreases in expenses included rent, utilities and telephone, travel and promotion, insurance and public relations due to consolidation efforts of management.

Impairment Loss on Long-Lived Assets are the result of the Company’s inability to raise revenues in accordance with the corporate business plan, the Company continued operating at a loss for fiscal 2003 and fiscal 2002.  As a result, the Company commenced an impairment review of its long-lived assets in accordance with SFAS 144 “Accounting of the Impairment or Disposal of Long-Lived Assets”.  As a result of this impairment review, the Company recorded an impairment loss of approximately $100,246 during fiscal 2003 and $453,832 during fiscal 2002, to reduce the carrying value of these assets to their estimated fair value.

During the period ended December 31, 2003, the Company settled debt of approximately $231,000 for $142,000, at a gain of $89,000, and sold fixed assets with a $95,000 book value for $115,000, realizing a gain of $20,000.  The Company sold the stock of related registered companies for a loss of $93,319 in fiscal 2002.

Net Losses

To date, the Company has not achieved profitability and expects to incur substantial losses for the foreseeable future.  The Company's net loss for fiscal 2003 was $697,412, compared with a net loss of $2,113,138 for fiscal 2002, and $3,760,821 for fiscal 2001

Liquidity and Capital Resources

At December 31, 2003, the Company's cash position was $52,566, an increase of $3,858 from December 31, 2002.  The Company had a working capital deficit of $578,929 and an accumulated deficit of $31,873,853 at December 31, 2003.

The Company's principal source of cash during fiscal 2003 was proceeds of $964,415 received from private placements and the exercise of warrants of equity securities and $119,626 from proceeds from the sale of assets. This was offset by $1,080,183 of cash used in operating activities.

The Company has historically satisfied its capital needs primarily by issuing equity securities to its officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During fiscal 2003, the Company completed four private placements, resulting in gross proceeds to the Company of $655,877.

In the first offering completed on February 14, 2003 a private placement of 2,750,000 units at a price of $0.0657 per unit for total proceeds of $180,677.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.0657 per share, exercisable until February 14, 2005.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  Two officers and directors of the Company, one employee of the Company, two additional unaffiliated non-accredited investors, and eight additional unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

In the second offering completed on April 8, 2003, the Company completed an offering of 1,500,000 units at a price of $0.068 per unit for total proceeds of $103,200.  Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.075 per share, exercisable on or before April 7, 2005.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  Two officers and directors of the Company, one employee of the Company, three additional

unaffiliated non-accredited investors, and six additional unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

In the third offering completed on May 30, 2003, the Company completed an offering of 1,500,000 units at a price of $0.088 per unit for total proceeds of $132,000.  Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.1175 per share, exercisable on or before May 30, 2005.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  Two officers and directors of the Company, one employee of the Company, one additional unaffiliated non-accredited investors, and six additional unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

In the fourth offering completed on September 23, 2003, the Company completed an offering of 3,000,000 units at a price of $0.08 per unit for total proceeds of $240,000.  Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.095 per share, exercisable on or before September 23, 2005.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  Two officers and directors of the Company, one employee of the Company, four additional unaffiliated non-accredited investors, and four additional unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

The Company also received proceeds of $308,538 from the exercise of outstanding warrants in fiscal 2003.

Subsequent to the year end, the Company completed on January 15, 2004 a private placement of 500,000 units at a price of $0.020 per unit for total proceeds of $100,000.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.255 per share, exercisable until January 15, 2006  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  Two officers and directors of the Company, one employee of the Company and four additional unaffiliated non-accredited investors.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

The Company's independent accountants, in their report accompanying the Company's audited financial statements at and for the year ended December 31, 2003, have stated that there is substantial doubt about the Company's ability to continue as a going concern.  As of December 31, 2003, the Company had $52,566 in cash. The Company will require an additional $1.0 million to $1.5 million to finance operations for the fiscal 2004 and intends to obtain such financing through sales of its equity securities.  The threat to the Company's ability to continue as a going concern will be removed only when revenues have reached a level that sustains the Company's business operations.

Assuming the aforementioned $1.0 million to $1.5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of the Company's securities.  Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $2.0 million to $3.0 million for fiscal 2005.  The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

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

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-17 of this Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of USA Video:

Name	Age	Position	Period of Service
Edwin Molina	48	Director, Chief Executive Officer and President	Since 1998
Anton J. Drescher (1)	47	Director, Chief Financial Officer and Secretary	Since 1994
Maurice Loverso (1) (2)	43	Director	Since 2003

(1)

Member of the Audit Committee

(2)

Appointed as director effective May 7, 2003

Robert D. Smith Jr. resigned as a director of the Company effective May 7, 2003 and effective June 9, 2003, Kent Norton ceased to act as Chief Information Officer of the Company.

Anton Drescher, Edwin Molina, and Maurice Loverso were elected directors of USA Video in June 2003.

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

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been Chief Financial Officer of USA Video since December 1994.  He has also been a director and Secretary/ Treasurer of Cal-Star, Inc., a public company listed for trading on the TSX, which company was previously involved in the development of compression technology and is now deemed an inactive company by the TSX; a director and Secretary/Treasurer of Quest Ventures Inc. (formerly “iQuest Networks Inc.”), a public company listed on the TSX, involved in digital audio distribution since 1996; President of Westpoint Management Consultants Limited, a private company engaged in tax and accounting consulting for business reorganizations since 1979; President of Harbour Pacific Capital Corp., a private British Columbia company involved in regulatory filings for businesses in Canada since 1998; and, since 1991, a director and President of International Tower Hill Mines Limited, a public British Columbia company listed on the TSX and involved in mineral exploration, since February 2003, a director and Secretary of Northern Pine Ventures Inc. (formerly “StorageFlow Systems Corp”), a public company listed on the TSX, which company is involved in electronic data storage.  Mr. Drescher has been a Certified Management Accountant since 1981.

Maurice Loverso – Director

Mr. Loverso has been an independent director of USA Video since May 7th, 2003.  He has been President of 3336298 Canada Inc. since 1996, providing financial consultation services to small capital public and private companies and has been a director of Group Intercapital Inc. since 1996, assisting a small cap venture capital firm with financial advice. Previously, from 1992 to 1995, he served as President of Almic Industries, a manufacturer of bathroom vanities and accessories and provided financial consultant services to USA Video from 1992 to 1994. From 1998 to 1999, he was a director of QR Canada Capital Inc., a public company listed for trading on the TSX.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2003.

To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2003, the Company's officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except as follows:

None

Code of Ethics

The Company has adopted a Code of Ethics and Corporate Disclosure Policy that applies to the directors, officers and employees and Corporate Governance Guidelines that applies to the directors and officers of the Company.  A copy of the Code of Ethics, Corporate Disclosure Policy and Corporate Governance Guidelines are posted on the Company’s website at http://www.usvo.com.  These documents are also available in print to any shareholder who requests a copy by sending a written request to our corporate secretary at #507, 837 West Hastings Street, Vancouver, British Columbia, V6C 3N6.

Audit Committee

The Audit Committee assists the Company’s Board of Directors in its oversight of the quality and integrity of the accounting, audit and reporting practices of the Company.  The Audit Committee’s role includes discussing with management the Company’s processes to manage business and financial risk and for compliance with significant applicable legal, ethical and regulatory requirements.  The Audit Committee is responsible for the appointment, replacement, compensation and oversight of the independent auditor engaged to prepare or issue audit reports on the financial statements of the Company.  The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities.  The specific responsibilities in carrying out the Audit Committee’s oversight role are delineated in the Audit Committee Charter, which is attached as Exhibit 99.1 to this Form 10-K.

The Audit Committee of the Board of Directors consists of Anton J. Drescher and Maurice Loverso.  Anton J. Drescher serves as Chairman.  The Board of Directors had determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

Item 11. Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to USA Video's Chief Executive Officer (CEO), and to other persons serving as executive officers of the Company as of December 31, 2003, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$	$	$	$
Molina, Edwin CEO	2003 2002 2001	36,000 84,415 124,910	-0- -0- -0-	(2-5) 5,650 -0- (6) 125,000	-0- -0- -0-	-0- (15) 900,000 -0-	-0- -0- -0-	-0- -0- -0-
Drescher, Anton CFO	2003 2002 2001	(1) 40,399 (1) 81,311 (1) 120,000	-0- -0- -0-	(7-10) 4,900 -0- (11) 200,000	-0- -0- -0-	-0- (16) 750,000 -0-	-0- -0- -0-	-0- -0- -0-
Smith, Robert Former COO	2003 2002 2001	-0- 27,139 89,142	-0- -0- -0-	-0- -0- (12-14) 22,900	-0- -0- -0-	-0- (17) 500,000 -0-	-0- -0- -0-	-0- -0- -0-

(1)

Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for his services as an executive officer of the Company.

(2)

In February 2003, Mr. Molina purchased 250,000 units (each comprised of one common share and one warrant to acquire one common share at $0.0657 per share) at $0.0657 per unit.  This compensation resulted from the difference between the $0.0657 purchase price and the $0.0657 warrant exercise price and the fair market price of $0.07 of the common shares on the date of issuance of the units.

(3)

In April 2003, Mr. Molina purchased 100,000 units (each comprised of one common share and one warrant to acquire one common share at $0.075 per share) at $0.068 per unit.  This compensation resulted from the difference between the $0.068 purchase price and the $0.075 warrant exercise price and the fair market price of $0.078 of the common shares on the date of issuance of the units.

(4)

In May 2003, Mr. Molina purchased 50,000 units (each comprised of one common share and one warrant to acquire one common share at $0.1175 per share) at $0.088 per unit.  This compensation resulted from the difference between the $0.088 purchase price and the $0.1175 warrant exercise price and the fair market price of $0.102 of the common shares on the date of issuance of the units.

(5)

In September 2003, Mr. Molina purchased 100,000 units (each comprised of one common share and one warrant to acquire one common share at $0.095 per share) at $0.08 per unit.  This compensation resulted from the difference between the $0.08 purchase price and the $0.095 warrant exercise price and the fair market price of $0.09 of the common shares on the date of issuance of the units.

(6)

In March 2001, Mr. Molina purchased 250,000 units (each comprised of one common share and one warrant to acquire one common share at $0.66 per share) at $0.54 per unit. This compensation resulted from the difference between the $0.54 purchase price and the $0.66 warrant exercise price and the fair market price of $0.84 of the common shares on the date of issuance of the units.

(7)

In February 2003, Mr. Drescher purchased 250,000 units (each comprised of one common share and one warrant to acquire one common share at $0.0657 per share) at $0.0657 per unit. This compensation resulted from the difference between the $0.0657 purchase price and the $0.0657 warrant exercise price and the fair market price of $0.07 of the common shares on the date of issuance of the units.

(8)

In April 2003, Mr. Drescher purchased 100,000 units (each comprised of one common share and one warrant to acquire one common share at $0.075 per share) at $0.068 per unit. This compensation resulted from the difference between the $0.068 purchase price and the $0.075 warrant exercise price and the fair market price of $0.078 of the common shares on the date of issuance of the units.

(9)

In May 2003, Mr. Drescher purchased 50,000 units (each comprised of one common share and one warrant to acquire one common share at $0.1175 per share) at $0.088 per unit. This compensation resulted from the difference between the $0.088 purchase price and the $0.1175 warrant exercise price and the fair market price of $0.102 of the common shares on the date of issuance of the units.

(10)

In September 2003, Mr. Drescher purchased 50,000 units (each comprised of one common share and one warrant to acquire one common share at $0.095 per share) at $0.08 per unit. This compensation resulted from the difference between the $0.08 purchase price and the $0.095 warrant exercise price and the fair market price of $0.09 of the common shares on the date of issuance of the units.

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

(13)

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

(16)

In December 2002, Mr. Drescher cancelled 750,000 stock options granted to him in February 2002 and cancelled 200,000 stock options granted to him in December 2000.

(17)

In December 2002, Mr. Smith cancelled 500,000 stock options granted to him in February 2002.

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended December 31, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date	0% ($)	5% ($)	10% ($)
Molina, Edwin	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Drescher, Anton	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Smith, Robert	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

A total of –0- (zero) stock options were granted to employees and consultants in 2003. The only remaining stock option to an employee expired on January 31, 2004.  As of the date of this Report, a total of -0- stock options are outstanding.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2003 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realised ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Molina, Edwin	-0-	-0-	0 / 0	N/A	/ $0
Drescher, Anton	-0-	-0-	0 / 0	N/A	/ $0
Smith, Robert	-0-	-0-	0 / 0	N/A	/ $0

(1)

On December 31, 2003, the average of the high and low bid prices of the common shares on the OTC BB was $0.24.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 29, 2004, the number of outstanding common shares of USA Video beneficially owned by (i) each person known to USA Video to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name	Shares Owned	Percentage of Class
Edwin Molina	7,224,424	6.05%
Anton J. Drescher	8,031,885	6.75%
Maurice Loverso	-0-	N/A
All Executive Officers and Directors as a Group (three persons)	15,256,309	12.80%

(1)

Includes 1,920,000 common shares underlying warrants that are currently exercisable by Mr. Molina.  Mr. Molina's address is 83 Halls Road, Old Lyme, Connecticut.

(2)

Includes 1,475,000 common shares underlying warrants that are currently exercisable by Mr. Drescher.  Mr. Drescher's address is 83 Halls Road, Old Lyme, Connecticut.

Item 13.  Certain Relationships and Related Transactions.

In 2003, the Company paid consulting fees of $40,399 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, in consideration of Mr. Drescher's services as an executive officer of the Company.

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

In April 2003, USA Video completed a private placement of 1,500,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.075 per share) at a price of $0.068 per unit, of which 1,200,000 units were sold to outside investors and 300,000 units were sold to officers, directors, and employees of the Company. Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.078 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (100,000 units) and Anton J. Drescher (100,000 units).

In May 2003, USA Video completed a private placement of 1,500,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.088 per share) at a price of $0.1175 per unit, of which 1,350,000 units were sold to outside investors and 150,000 units were sold to officers, directors, and employees of the Company. Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.102 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (50,000 units) and Anton J. Drescher (50,000 units).

In September 2003, USA Video completed a private placement of 3,000,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.095 per share) at a price of $0.095 per unit, of which 2,800,000 units were sold to outside investors and 200,000 units were sold to officers, directors, and employees of the Company. Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.09 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (100,000 units) and Anton J. Drescher (50,000 units).

In January 2004, USA Video completed a private placement of 500,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.255 per share) at a price of $0.20 per unit, of which 400,000 units were sold to outside investors and 100,000 units were sold to officers, directors, and employees of the Company. Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.44 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (25,000 units) and Anton J. Drescher (25,000 units).

Item 14.  Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Goldstein Golub Kessler LLP for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by Goldstein Golub Kessler LLP during those periods.

Year ended December 31 2003 2002
Audit fees	$ 22,547	$ 43,000
Audit-related fees (1)	-0-	-0-
Tax fees (2)	-0-	-0-
All other fees (3)	-0-	-0-
Total	$ 22,547	$ 43,000

 (1)

Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit of the Company's financial statements. The category includes fees related to the performance of audits and attest services not required by statute or regulation, audits of the Company's benefit plans, due diligence related to acquisitions, agreed-upon procedures, and accounting consultations regarding the application of generally accepted accounting principals to proposed transactions.

(2)

Tax fees consist of the aggregate fees billed for professional service rendered by Goldstein Golub Kessler LLP for tax compliance, tax advice, and tax planning (domestic and international).

(3)

Other fees consist primarily of the aggregate fees billed for professional services rendered by Goldstein Golub Kessler LLP related to a business continuity engagement.

Beginning in fiscal 2003, the Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2003. The Audit Committee had concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Goldstein Golub Kessler LLP.

PART IV

Item 15.  Exhibits, Financial Statements to Shareholders and Reports on Form 8-K.

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

(b)

Reports on Form 8-K

During the last quarter of the fiscal year covered by this Report, the registrant filed the filing reports on Form 8-K:

(i)

On October 6, 2003, the Registrant announced that, after two years of core software development, it planned to release MediaSentinel, its proprietary patent-pending core Digital Rights Management technology (DRM), toward the end of 2003. MediaSentinel is a digital watermark based technology that deters video content piracy.  MediaSentinel embeds an encrypted identifier into original authorized video content, which is preserved in any unauthorized copies.

(ii)

On January 14th, 2004, the Registrant announced that MediaSentinel, Version 1.0, a suite of software based upon the Registrant's proprietary patent-pending core content protection technology, was released and available for licensing.  MediaSentinel is useful to a variety of interests, allowing each of them to embed information within video content, such as information about its ownership, date of transmission, the unique IP (Internet Protocol) address of the recipient, etc.  MediaSentinel watermarks are invisible to human perception, allowing the integrity and quality of video content to be maintained.  At the same time, MediaSentinel watermarks are extremely robust and highly resistant to a wide variety of image processing attacks that pirates might use in an attempt to remove the watermark.

(iii)

On January 27th, 2004, the Registrant announced that it entered into an agreement with Tri-Vision Technologies International Inc., a wholly-owned subsidiary of Tri-Vision International Ltd./Ltee (TSX: TVL) to market and distribute the USVO MediaSentinel(TM) watermarking technology.  The Registrant's technology, called MediaSentinel(TM) is a patent-pending core content protection technology for video watermarking.  Video watermarking is a method of embedding information into video content that helps identify it so that instances of piracy can be traced after the fact.  Watermarks may consist of information about ownership of the video, a date of transmission over the Internet, the unique IP address of the recipient, or a combination of such information.  Because MediaSentinel(TM) watermarks are invisible to the human eye, the integrity and quality of video content is maintained. MediaSentinel(TM) watermarks are extremely robust and highly resistant to a wide variety of image processing attacks that pirates might use in an attempt to remove the watermark.

(iv)

On January 28th, 2004, the Registrant announced that it had received notice from the Japan Patent Office (JPO) that the Registrant's wholly owned subsidiary, USA Video Inc.'s Patent Application (Application No. HEI 4-77151), covering its store-and-forward video technology, had received final approval. The Japanese Patent Office will be registering and issuing its final patent notification and patent number in due course.  In addition to this patent approval, the Registrant holds similar patents in the US, Canada, Germany, England, France, Spain, and Italy.

(v)

On February 3rd, 2004, the Registrant announced that it was the Official Digital Watermarking Company of the 2004 American Film Market.  The American Film Market is an annual gathering of more than 300 motion picture companies and 7,000 film executives, conducted by the American Film Marketing Association (AFMA) and was held at the Loews Santa Monica Beach Hotel in Santa Monica, California, from 25 February through 3 March, 2004

(vi)

On February 27th, 2004, the Registrant announced that MediaSentinel(TM) Version 1.1 - its pioneering content protection software - will be commercially released in April 2004.  MediaSentinel is a suite of software based on the Registrant's content protection technology - new ammunition in the movie industry's battle against the scourge of digital piracy.  The Registrant introduced and demonstrated MediaSentinel Version 1.1 at the American Film Market, taking place from February 25 through March 3, 2004 at the Loews Santa Monica Beach Hotel in Santa Monica, California.   The demonstrations showed the MediaSentinel (TM) technology applied to actual digital movie trailers, exhibiting the effectiveness of the MediaSentinel(TM) watermark.  The movie trailers are for the films "American Reunion" from FilmMates Corporation and "Cybermutt" from First Look Media, two upcoming releases that are being promoted at the Market.

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

21.

Subsidiaries of the Registrant:

Name

State of Incorporation

USA Video (California) Corporation

Nevada

USA Video Corporation

Texas

Old Lyme Video Productions Inc.

Wyoming

USA Video Technology Corporation

Wyoming

USVO, Inc.

Connecticut

31.1

Certification of the Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Charter of the Audit Committee of the Board of Directors

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

By:  /s/ Edwin Molina

Date: March 29, 2004

Edwin Molina

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edwin Molina

Chief Executive Officer, Director

March 29, 2004

-----------------------

Edwin Molina

/s/ Anton J. Drescher

Chief Financial Officer, (principal

March 29, 2004

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

March 29, 2004

-----------------------

Maurice Loverso

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edwin Molina, certify that:

1.

I have reviewed this annual report on Form 10-K of USA Video Interactive Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:

March 29, 2004

/s/ Edwin Molina

Edwin Molina,

Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anton J. Drescher, certify that:

1.

I have reviewed this annual report on Form 10-K of USA Video Interactive Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:

March 29, 2004

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of USA Video Interactive Corp. (the “Company”) on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edwin Molina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Edwin Molina

Edwin Molina,

Chief Executive Officer

March 29, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of USA Video Interactive Corp. (the “Company”) on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

March 29, 2004

Exhibit 99.1

USA VIDEO INTERACTIVE CORP.

(the “Corporation”)

CHARTER OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

1.

PURPOSE

The Audit Committee (the "Committee") of the Corporation is a committee of the Board of Directors with the responsibility under the governing legislation of the Corporation to review the financial statements, accounting policies and reporting procedures of the Corporation.

The primary function of the Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing the financial reports and other financial information provided by the Corporation to any governmental body or the public, the systems of internal controls of the Corporation regarding finance, accounting and legal compliance that management and the Board have established, and the auditing, accounting and financial reporting processes of the Corporation generally. Consistent with this function, the Committee should encourage continuous improvement of, and should foster adherence to, the policies, procedures and practices at all levels of the Corporation.

The primary duties and responsibilities of the Committee are to:

•

Serve as an independent and objective party to monitor the financial reporting process and the system of internal controls of the Corporation.

•

Monitor the independence and performance of the auditor of the Corporation (the “Auditor”) and the internal audit function of the Corporation.

•

Provide an open avenue of communication among the Auditor, financial and senior management and the Board of Directors.

The Committee will primarily fulfill these responsibilities by carrying out the activities set out in Section 4 of this Charter.

2.

COMPOSITION

•

The Committee shall be comprised of two or more directors as determined by the Board of Directors.  The composition of the Committee shall adhere to all applicable corporate and securities laws and all requirements of the stock exchanges on which shares of the Corporation are listed.  In particular, the composition of the Committee shall be in accordance with the U.S. Securities Exchange Act of 1934, as amended, and the required qualifications and experience of the members of the Committee, subject to any exemptions or other relief that may be granted from time to time.

•

All members of the Committee shall have a working familiarity with basic finance and accounting practices, and at least one member of the Committee shall be a "financial expert" in accordance with applicable laws and all requirements of the stock exchanges on which shares of the Corporation are listed.

•

Members of the Committee shall be elected by the Board at the meeting of the Board held immediately after the annual meeting of shareholders or such other times as shall be determined by the Board and shall serve until the next such meeting or until their successors shall be duly elected and qualified.

•

Any member of the Committee may be removed or replaced at any time by the Board of Directors and shall cease to be a member of the Committee as soon as such member ceases to be a director.  Subject to the foregoing, each member of the Committee shall hold such office until the next annual meeting of shareholders after his or her election as a member of the Committee.

•

The members of the Committee shall be entitled to receive such remuneration for acting as members of the Committee as the Board of Directors may from time to time determine.

3.

MEETINGS

•

The Committee may appoint one of its members to act as Chairman of the Committee.  The Chairman will appoint a secretary who will keep minutes of all meetings (the "Secretary").  The Secretary does not have to be a member of the Committee or a director and can be changed by written notice from the Chairman.

•

No business may be transacted by the Committee except at a meeting at which a quorum of the Committee is present or by a consent resolution in writing signed by all members of the Committee.  A majority of the members of the Committee shall constitute a quorum, provided that if the number of members of the Committee is an even number, one half of the number of members plus one shall constitute a quorum.

•

The Committee will meet as many times as is necessary to carry out its responsibilities, but in no event will the Committee meet less than four times a year. The Committee shall meet at least once annually with the Auditor.  As part of its duty to foster open communication, the Committee should meet at least annually with management and the Auditor in separate executive sessions to discuss any matters that the Committee or each of these parties believe should be discussed privately.  In addition, the Committee shall meet with the Auditor and management at least quarterly to review the financial statements of the Corporation.

•

The time at which, and the place where, the meetings of the Committee shall be held, the calling of meetings and the procedure in all respects of such meetings shall be determined by the Chairman, unless otherwise provided for in the By-Laws of the Corporation or otherwise determined by resolution of the Board of Directors.

•

The Committee may invite to, or require the attendance at, any meeting of the Committee, such officers and employees of the Corporation, legal counsel or other persons as it deems necessary in order to perform its duties and responsibilities.  They should also be requested or required to attend meetings of the Committee and make presentations to the Committee as appropriate.

•

Subject to the provisions of the governing legislation of the Corporation and applicable regulations the Chairman of the Committee may exercise the powers of the Committee in between meetings of the Committee.  In such event, the Chairman shall immediately report to the members of the Committee and the actions or decisions taken in the name of the Committee shall be recorded in the proceedings of the Committee.

4.

RESPONSIBILITIES AND DUTIES

To fulfill its responsibilities and duties the Committee shall:

Documents/Reports Review

•

Review and recommend for approval to the Board of Directors of the Corporation any revisions or updates to this Charter.  This review should be done periodically, but at least annually, as conditions dictate.

•

Review the interim unaudited quarterly financial statements and the annual audited financial statements, and the related press releases of the Corporation and report on them to the Board of Directors.

•

Satisfy itself, on behalf of the Board of Directors, that the unaudited quarterly financial statements and annual audited financial statements of the Corporation are fairly presented both in accordance with generally accepted accounting principles and otherwise, and recommend to the Board of Directors whether the quarterly and annual financial statements should be approved.

•

Satisfy itself, on behalf of the Board of Directors, that the information contained in the quarterly financial statements of the Corporation, annual report to shareholders and similar documentation required pursuant to the laws of  the United States does not contain any untrue statement of any material fact or omit to state a material fact that is required or necessary to make a statement not misleading, in light of the circumstances under which it was made.

•

Review any reports or other financial information of the Corporation submitted to any governmental body, or the public, including any certification, report, opinion or review rendered by the Auditor.

•

Review, and if deemed advisable, approve all related party transactions as defined in the governing legislation of the Corporation.

•

Have the right, for the purpose of performing their duties: (i) to inspect all the books and records of the Corporation and its subsidiaries; (ii) to discuss such accounts and records and any matters relating to the financial position of the Corporation with the officers and auditors of the Corporation and its subsidiaries and the Auditor; (iii) to commission reports or supplemental information relating to the financial information; (iv) to require the Auditor to attend any or every meeting of the Committee; and (v) to engage such independent counsel and other advisors as are necessary in the determination of the Committee.

•

Permit the Board of Directors to refer to the Committee such matters and questions relating to the financial position of the Corporation and its affiliates or the reporting related to it as the Board of Directors may from time to time see fit.

Independent Auditor

•

Be directly and solely responsible for the appointment, compensation, and oversight of the work of the Auditor of the Corporation upon shareholder approval of the appointment, with such Auditor being ultimately accountable to the shareholders, the Board and the Committee.

•

Act as the Auditor's channel of direct communication to the Corporation. In this regard, the Committee shall, among other things, receive all reports from the Auditor of the Corporation, including timely reports of:

1.

all critical accounting policies and practices to be used;

2.

all alternative treatments of financial information within generally accepted accounting principles that have been discussed with the management of the Corporation, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the Auditor of the Corporation; and

3.

other material written communications between the Auditor and the management of the Corporation, including, but not limited to, any management letter or schedule of unadjusted differences.

•

Satisfy itself, on behalf of the Board of Directors that the Auditor is "independent" of management, within the meaning given to such term in the rules and pronouncements of the applicable regulatory authorities and professional governing bodies.  In furtherance of the foregoing, the Committee shall request that the Auditor at least annually provide a formal written statement delineating all relationships between the Auditor and the Corporation, and request information from the Auditor and management to determine the presence or absence of a conflict of interest.  The Committee shall actively engage the Auditor in a dialogue with respect to any disclosed relationships or services that may impact the objectivity and independence of the Auditor. The Committee shall take, or recommend that the full Board take, appropriate action to oversee the independence of the Auditor.

•

Be responsible for pre-approving all audit and non-audit services provided by the Auditor; provided, however, that the Committee shall have the authority to delegate such responsibility to one or more of its members to the extent permitted under applicable law and stock exchange rules.

•

Review the performance of the Auditor and make recommendations to the Board of Directors as to whether or not to continue to engage the Auditor.

•

Determine and review the remuneration of the Auditor and any independent advisors (including independent counsel) to the Committee.

•

Satisfy itself, on behalf of the Board of Directors, that the internal audit function has been effectively carried out and that any matter which the Auditor wishes to bring to the attention of the Board of Directors has been addressed and that there are no "unresolved differences" with the Auditor.

Financial Reporting Process and Risk Management

•

Review the audit plan of the Auditor for the current year and review advice from the Auditor relating to management and internal controls and the responses of the Corporation to the suggestions made put forth.

•

Monitor the internal accounting controls, informational gathering systems and management reporting on internal controls of the Corporation.

•

Review with management and the Auditor the relevance and appropriateness of the accounting policies of the Corporation and review and approve all significant changes to such policies.

•

Satisfy itself, on behalf of the Board of Directors, that the Corporation has implemented appropriate systems of internal control over financial reporting and the safeguarding of the assets of the Corporation and other "risk management" functions (including the identification of significant risks and the establishment of appropriate procedures to manage those risks and the monitoring of corporate performance in light of applicable risks) affecting the assets of the Corporation, management, financial and business operations and the health and safety of employees and that these systems are operating effectively.

•

Review and approve the investment and treasury policies of the Corporation and monitor compliance with such policies.

•

Establish procedures for the receipt and treatment of (i) complaints received by the Corporation regarding accounting, controls, or auditing matters and (ii) confidential, anonymous submissions by employees of the Corporation as to concerns regarding questionable accounting or auditing.

Legal and Regulatory Compliance

•

Satisfy itself, on behalf of the Board of Directors, that all material statutory deductions have been withheld by the Corporation and remitted to the appropriate authorities.

•

Without limiting its rights to engage counsel generally, review, with the principal legal external counsel of the Corporation, any legal matter that could have a significant impact on the financial statements of the Corporation.

•

Satisfy itself, on behalf of the Board of Directors, that all regulatory compliance issues have been identified and addressed.

Budgets

•

Assist the Board of Directors in the review and approval of operational, capital and other budgets proposed by management.

General

•

Perform any other activities consistent with this Charter, the By-laws of the Corporation and governing law, as the Committee or the Board of Directors deem necessary or appropriate.

USA VIDEO INTERACTIVE CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report

F-2

Consolidated Financial Statements:

   Balance Sheets

F-3

   Statements of Operations

F-4

   Statements of Comprehensive Operations

F-5

   Statements of Stockholders' Equity (Deficiency)

F-6

   Statements of Cash Flows

F-7

   Notes to Consolidated Financial Statements

  F-8 - F-17

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

USA Video Interactive Corp.

We have audited the accompanying consolidated balance sheets of USA Video Interactive Corp. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video Interactive Corp. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

February 3, 2004

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$ 52,566	$ 48,708
unts receivable	1,400	1,400
Prepaid expenses and other current assets	16,745	10,573

Total current assets	70,711	60,681

Property and Equipment - at cost, net of accumulated depreciation of $16,069
and $-0-, respectively	-	211,314

Other Assets, net of accumulated amortization of $14,661 and $11,339, respectively	41,827	45,149

Deferred Tax Assets, net of valuation allowance of $8,182,000 and
$7,950,000, respectively	-	-

Total Assets	$ 112,538	$ 317,144

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 646,519	$1,082,499
Due to related parties	3,121	53,180

Total current liabilities	649,640	1,135,679

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 250,000,000
shares, issued and outstanding 115,971,088 and 103,745,088 shares, respectively	31,336,751	30,357,906
Accumulated deficit	(31,873,853)	(31,176,441)

Stockholders' deficiency	(537,102)	(818,535)
Total Liabilities and Stockholders' Deficiency	$ 112,538	$ 317,144

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,	2003	2002	2001

Revenue	$ 3,920	$ 156,976	$ 124,006

Expenses:
Cost of sales	2,885	88,377	66,770
Research and development	66,350	277,149	999,058
Selling, general and administrative	613,750	859,736	1,833,440
Depreciation and amortization	19,391	439,516	407,880
Impairment loss on long-lived assets	100,246	453,832	-
Noncash compensation charges	14,430	38,154	585,697

Total expenses	817,052	2,156,764	3,892,845
Loss from operations	(813,132)	(1,999,788)	(3,768,839)

Other income (expense), net:
Interest income (expense) (net of interest income
of $102, $149 and $5,173, respectively)	(12,722)	(20,031)	4,903
Other	128,442	(93,319)	3,115

	115,720	(113,350)	8,018
Net loss	$ (697,412)	$ (2,113,138)	$ (3,760,821)

Net loss per share - basic and diluted	$ (.01)	$ (.02)	$ (.04)
Weighted-average number of common shares outstanding -
basic and diluted	110,020,144	96,873,855	84,946,199

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year ended December 31,	2003	2002	2001

Net loss	$ (697,412)	$ (2,113,138)	$ (3,760,821)

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	-	86,487	(160,210)

Comprehensive loss	$ (697,412)	$ (2,026,651)	$ (3,921,031)

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

			Accumulated
	Common Stock and		Other		Stockholders'
	Additional Paid-in Capital		Comprehensive	Accumulated	Equity
	Shares	Amount	Income (Loss)	Deficit	(Deficiency)

Balance at January 1, 2001	81,700,088	$ 25,766,071	$ 73,723	$ (25,302,482)	$ 537,312
Issuance of common stock and common stock
warrants for cash	9,800,000	3,067,391	-	-	3,067,391
Issuance of common stock upon exercise of warrants	245,000	72,912	-	-	72,912
Noncash compensation charges	-	585,697	-	-	585,697
Change in unrealized gain (loss) on investments	-	-	(160,210)	-	(160,210)
Net loss	-	-	-	(3,760,821)	(3,760,821)

Balance at December 31, 2001	91,745,088	29,492,071	(86,487)	(29,063,303)	342,281
Issuance of common stock and common
for cash stock warrants	12,000,000	827,681	-	-	827,681
Noncash compensation charges	-	38,154	-	-	38,154
Change in unrealized gain (loss) on investments	-	-	86,487	-	86,487
Net loss	-	-	-	(2,113,138)	(2,113,138)

Balance at December 31, 2002	103,745,088	30,357,906	-	(31,176,441)	(818,535)
Issuance of common stock and common
stock warrants for cash	8,750,000	655,877	-	-	655,877
Issuance of common stock upon exercise of warrants	3,476,000	308,538	-	-	308,538
Noncash compensation charges	-	14,430	-	-	14,430
Net loss	-	-	-	(697,412)	(697,412)

Balance at December 31, 2003	115,971,088	$ 31,336,751	$ - 0 -	$ (31,873,853)	$ (537,102)

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2003	2002	2001
Cash flows from operating activities:
Net loss	$(697,412)	$(2,113,138)	$(3,760,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,391	439,516	407,880
Impairment loss on long-lived assets	100,245	452,833	-
Gain on sale of equipment	(24,626)	-	-
Gain on settlement of accounts payable	(89,159)	-	-
Noncash compensation charge	14,430	38,154	585,697
Loss on sale of investments - related parties	-	93,319	-
Loss on disposal of property and equipment	-	-	18,299
Bad debts (recovery)	-	17,753	(7,000)
Write-down of inventory	-	-	76,481
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	11,747	98,913
Decrease (increase) in inventory	-	12,000	(12,000)
(Increase) decrease in prepaid expenses and other current assets	(6,172)	33,039	77,755
Increase in other assets	-	-	(26,000)
(Decrease) increase in accounts payable and accrued expenses	(346,821)	134,082	(161,616)
Decrease in accounts payable and accrued expenses -
related parties	-	-	(20,830)
(Decrease) increase in due to related parties	(50,059)	(38,300)	15,584
Net cash used in operating activities	(1,080,183)	(918,995)	(2,707,658)
Cash flows from investing activities:
Proceeds from equipment sales	119,626	-	-
Proceeds from sale of investments - related parties	-	35,784	-
Purchases of property and equipment	-	-	(559,604)
Net cash provided by (used in) investing activities	119,626	35,784	(559,604)
Cash flows from financing activity - proceeds from the
issuance of common stock and warrants	964,415	827,681	3,140,303
Net increase (decrease) in cash and cash equivalents	3,858	(55,530)	(126,959)

Cash and cash equivalents at beginning of year	48,708	104,238	231,197
Cash and cash equivalents at end of year	$ 52,566	$ 48,708	$ 104,238

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$ 12,824	$ 20,180	$ -

Inventory originally purchased for resale reclassified to property
and equipment	$ -	$ -	$ 69,430

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

USA Video Interactive Corp. (the "Company") is a designer of high-tech Internet streaming video-on-demand systems, services and solutions.  At December 31, 2003 and for the three-year period then ended, substantially all of the Company's assets and substantially all of its operations are located and conducted in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company has incurred losses of $697,412, $2,113,138 and $3,760,821 for the years ended December 31, 2003, 2002 and 2001, respectively.  In addition, the Company has a working capital deficiency of approximately $579,000 and a stockholders' deficiency of approximately $537,000 at December 31, 2003.  These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due, which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The Company had classified its investments in marketable securities as available-for-sale securities.  These securities were carried at fair value with any unrealized gain or loss recorded as a component of stockholders' equity. The fair value of marketable securities was determined based on the quoted market prices for those instruments.  At December 31, 2001, the marketable securities consisted of common stock.  Included in other in the accompanying consolidated statement of operations for the year ended December 31, 2002 is a loss of $93,319 on the disposition of investments in marketable securities that were with companies that have a board member who is a board member of the Company.

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

Revenue from hardware product sales is recognized when the product has been accepted by the customer and collectibility is reasonably assured.  Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances.  Engineering services sales are recognized upon the service having been provided.

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

Advertising costs are expensed when incurred.  Advertising expense for the year ended December 31, 2001 was approximately $16,000.

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

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period.  The aggregate effect of translation adjustments is immaterial at December 31, 2003 and 2002.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period.  Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants.  Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 2003, 2002 and 2001 would have been as follows:

Year ended December 31	2003	2002	2001

Net loss As reported	$ (697,412)	$ (2,113,138)	$ (3,760,821)

Add: Stock based compensation expense included in reported net loss	-0-	38,154	-0-
Deduct: Total stock based compensation expense determined under fair value based method for all awards	-0-	(378,338)	(75,000)

Pro forma	$ (697,412)	$ (2,453,322)	$ (3,835,821)

Loss per common share Basic and diluted:

As reported	$ (.01)	$ (.02)	$ (.04)

Pro forma

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,

2003

2002

2001

Expected dividend yield

N/A

- 0 -

- 0 -

Risk-free interest rate

N/A

3.03%

4.80%

Volatility

N/A

1.37%

1.43%

Expected life (years)

N/A

2

2

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. MAJOR CUSTOMERS:

During the year ended December 31, 2003, one customer accounted for 100% of total revenue.  During the year ended December 31, 2002, three customers accounted for approximately 36%, 32% and 12% of total revenue.  During the year ended December 31, 2001, one customer accounted for approximately 61% of total revenue.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	Prepaid expenses and other current assets consist of the following:

December 31,	2003	2002
Refundable security deposits	$ 0	$ 5,398
Other (none in excess of 5% of current assets)	16,745	5,175
	$ 16,745	$ 10,573

5. OTHER ASSETS:	Other assets consist of the following amortized intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Patents and patents pending	$56,488	$(14,661)
Aggregate Amortizaton Expense:
For the year ended December 31, 2003		$ 3,323
Estimated Amortization Expense:
For the year ending December 31,
2004		$ 3,323
2005		3,323
2006		3,323
2007		3,323
2008		3,323

6. PROPERTY AND EQUIPMENT:	Property and equipment, at cost, consists of the following:

December 31	2003	2002	Estimated Useful Life
Office equipment	$16,069	$ 16,069	5 years
Computer equipment	--	195,245	3 years
	$16,069	211,314
Less accumulated depreciation	16,069	----
	$ -0-	$211,314

Depreciation and amortization expense amounted to $16,069, $435,193 and $383,940 for the years ended December 31, 2003, 2002 and 2001, respectively.

As a result of the Company's inability to raise revenue in accordance with the corporate business plan, the Company continued operating at a loss for the years ended December 31, 2003 and 2002.  As a result, the Company commenced an impairment review of its long-lived assets in accordance with SFAS No. 144, Accounting of the Impairment or Disposal of Long-Lived Assets.  As a result of this impairment review, the Company recorded impairment losses of approximately $100,000 and $454,000 for the years ended December 31, 2003 and 2002, respectively, to reduce the carrying value of these assets to its estimated fair value.

At December 31, 2002, as a result of the Company recording an impairment loss, the cost of the property and equipment has been adjusted to reflect the new carrying amount.  This new cost will be depreciated over the remaining useful lives of the assets.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:	Accounts payable and accrued expenses consist of the following:

December 31	2003	2002
Accounts payable	$166,860	$ 260,454
Accrued professional fees	57,987	93,062
Accrued payroll and related tax withholdings	385,569	564,413
Amounts due for purchased computer equipment	12,603	164,570
Deferred service revenue	23,500	--
	$646,519	$1,082,499

8. COMMITMENTS AND CONTINGENCIES:

The Company leases its office space under a noncancelable operating lease expiring in November 2004.  The minimum rental commitment of this lease is approximately $15,400.  Rent expense amounted to $42,215, $56,535 and $79,481 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company is party to a default judgment entered against one of the Company's subsidiaries.  During the year ended December 31, 1995, a claim was made to the Company for the total amount payable under the terms of the lease  with one of the Company's subsidiaries for office space in Dallas, Texas, through  2002.  The Company's management is of the opinion that the amount payable under the terms of this judgment is not estimable or determinable at this time and may be substantially mitigated by the landlords renting the property to another party.  The range of possible loss is from $-0- to approximately $500,000.  Any settlement resulting from the resolution of this contingency will be accounted for in the period of settlement when such amounts are estimable or determinable.

9. STOCK-HOLDERS' EQUITY:

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

On December 31, 2002, the Company issued 1,275,000 units to investors at $.064 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.064 per share

On December 31, 2002, the Company issued 725,000 units to employees at $.064 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.064 per share.

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

From January 1, 2003 to December 31, 2003, the Company issued 3,476,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.065 to $.26 per common share.

10. STOCK OPTIONS AND STOCK WARRANTS:

The Company has a stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

In June 2001, the Company adopted a new Stock Option Plan (the "2001 Plan").   The 2001 Plan authorizes the issuance of up to 8,400,000 of the Company's common shares, subject to adjustment under certain circumstances.  The Company is listed on the TSX Venture Exchange ("TSX") and is subject to a limitation on the number of options a company may have.  The 2001 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the

 Internal Revenue Code of 1986, as amended (the "Code").  The Company's previous option plan will remain in effect until all granted stock options are exercised, expired or canceled.

A summary of the status of the Company's options and changes during the years is presented below:

Year ended December 31	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	25,000	$0.50	3,560,000	$2.18	6,957,000	$0.69
Granted	-0-	$0.00	5,605,000	$0.50	250,000	$1.00
Exercised	-0-	$0.00	-0-	$0.00	-0-	$0.00
Canceled/expired	-0-	$0.50	(9,140,000)	$1.15	(3,647,000)	$1.100
Outstanding at end of year	25,000	$0.50	25,000	$0.50	3,560,000	$2.18
Options exercisable at year end	25,000	---	25,000	--	3,560,000	--
Weighted average fair value of options granted during the year	---	N/A	--	$0.50	--	$0.75

In October and December 2002, the Company canceled substantially all the outstanding options.

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	25,000	0.1	$0.50	25,000	$0.50

Warrants to purchase shares of common stock are as follows:

Year ended December 31	2003		2002		2002
	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price
Outstanding at beginning of year	21,800,000	$0.64 - $0.80	10,990,000	$0.26 - $4.00	2,295,000	$0.13 - $4.00
Issued	8,750,000	$0.657 - $0.1175	12,000,000	$0.064 - $0.08	9,800,000	$0.26 - $0.80
Exercised	(3,476,000)	$0.064 - $0.26	-0-	$0.00	(245,000)	$0.30
Expired	(9,643,000)	$0.26 - $0.66	(1,190,000)	$1.50 - $4.00	(860,000)	$0.58 - $1.10
Outstanding at end of year	17,431,000	$0.064 - $0.1175	21,800,000	$0.064 - $0.80	10,990,000	$0.26 - $4.00

11. INCOME TAXES:

As of December 31, 2003, the Company had deferred tax assets resulting primarily from net operating loss carryforwards of approximately $24,000,000, which are available to offset future taxable income, if any, through 2023.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$8,148,000	$7 ,916,000
Allowance for doubtful accounts	34,000	34,000
Unrealized gains (losses) on investments	--	--
Valuation allowance	(8,182,000)	(7,950,000)
Net deferred tax assets	$ -0-	$ -0-

The reconciliation of the effective tax rate to the federal statutory rate is as follows:

Year ended December 31	2003	2002

Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	- 0 -%	- 0 -%

Effective income tax rate	- 0 -%	- 0 -%

12. RELATED PARTY TRANSACTIONS:

Due to related parties at December 31, 2003 and 2002 of $3,121 and $53,180, respectively, primarily consists of advances made from officers of the Company that accrue interest at 1.25% per month, and amounts due to directors for services which are noninterest-bearing and are due on demand.  The estimated fair value of the amounts payable approximates the carrying amount based on rates available for similar loans.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):	The following table summarizes selected quarterly data for the years ended December 31, 2003 and 2002:

2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Revenue	$ 26,253	$ 63,323	$ 57,125	$ 10,275	$ 156,976
Expenses	(703,100)	(534,815)	(703,007)	(255,904)	(2,196,826)
Net loss	(676,780)	(564,757)	(641,336)	(230,265)	(2,113,138)

Net loss per common share: Basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.02)
2003
Revenue	0	0	0	3,920	3,920
Expenses	(140,690)	(148,113)	(224,312)	(188,217)	(701,332)
Net loss	(140,690)	(148,113)	(224,312)	(184,297)	(697,412)

Net loss per common share: Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

14. SUBSEQUENT EVENTS:

In January 2004, the Company issued 400,000 units to investors at $.20 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.255 per share

In January 2004, the Company issued 100,000 units to employees at $.20 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.255 per share.