Form 10-Q
period 2004-03-31
USA VIDEO INTERACTIVE CORP
filed 2004-05-13
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

At May 13, 2004, there were 118,754,589 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2004

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$ 12,501	$ 52,566
Accounts receivable	1,400	1,400
Prepaid expenses and other current assets	16,675	16,745

Total current assets	30,576	70,711

Property and Equipment - at cost, net of accumulated
depreciation of $16,069 and $16,069, respectively	-	-

Other Assets, net of accumulated amortization of $12,170
and $15,492, respectively	40,996	41,827

Deferred Tax Assets, net of valuation allowance
of $8,257,000 and $8,182,000, respectively	-	-

Total Assets	$ 71,572	$ 112,538

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 625,631	$ 646,519
Due to related parties	3,121	3,121

Total current liabilities	628,752	649,640

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 117,521,088 and
115,971,088, respectively	31,581,384	31,336,751
Accumulated deficit	(32,138,564)	(31,873,853)

Stockholders' deficiency	(557,180)	(537,102)

Total Liabilities and Stockholders' Deficiency	$ 71,572	$ 112,538

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

Three months ended March 31,	2004	2003
(Unaudited)
Revenue	$ 4,700	$ -

Expenses:
Cost of sales	3,379	-
Research and development	61,202	-
Selling, general and administrative	156,610	119,545
Depreciation and amortization	831	4,848
Impairment loss on long-lived assets	-	25,246
Noncash compensation charges	46,500	-

Total expenses	268,522	149,639
Loss from operations	(263,822)	(149,639)

Other income (expense)
Interest income (expense)	(1,181)	(6,347)
Other	292	15,296

	(889)	8,949

Net loss	$ (264,711)	(140,690)

Net loss per share - basic and diluted	$ (.00)	$ (.00)
Weighted-average number of common shares outstanding - basic and diluted	116,835,007	105,120,088

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2003	115,971,088	$ 31,336,751	$ (31,873,853)	$ (537,102)
Issuance of common stock and common
stock warrants for cash	500,000	100,000	-	100,000
Issuance of common stock upon
exercise of warrants	1,050,000	98,133	-	98,133
Noncash compensation charges		46,500	-	46,500
Net loss	-	-	(264,711)	(264,711)

Balance at March 31, 2004	117,521,088	$ 31,581,384	$ (32,138,564)	$ (557,180)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
Three months ended March 31,	2004	2003

(Unaudited)
Cash flows from operating activities:
Net loss	$ (264,711)	$ (140,690)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	831	4,847
Impairment loss on long-lived assets	-	25,245
Noncash compensation charge	46,500	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-
Decrease (increase) in prepaid expenses and other current assets	70	(12,594)
Increase (decrease) in accounts payable and accrued expenses	(20,888)	(154,169)
Increase (decrease) in due to related parties	-	(10,718)

Net cash used in operating activities	(238,198)	(288,079)

Cash flows from investing activities:
Proceeds from equipment sales	-	95,000

Net cash provided by investing activities	-	95,000

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	198,133	180,675

Net cash provided by financing activities	198,133	180,675

Net increase (decrease) in cash and cash equivalents	(40,065)	(12,404)

Cash and cash equivalents at beginning of period	52,566	48,708

Cash and cash equivalents at end of period	$ 12,501	$ 36,304

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2004

(Unaudited)

(Stated in US Dollars)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $264,711 for the three month period ended March 31, 2004 and, $697,412 and $2,113,138 for the years ended December 31, 2003 and 2002, respectively.  These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at March 31, 2004 and 2003.

NOTE C – COMMON STOCK

On January 12 2004, the Company issued 400,000 units to investors at $.200 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.255 per share.

On January 12, 2004, the Company issued 100,000 units to employees at $.200 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.255 per share. The company charged operations for approximately $26,000 representing the differential between the fair value and the purchase price of the common stock and for approximately $20,000 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

From January 1, 2004 to March 31, 2004, the Company issued 1,050,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.085 to $.1175 per common share.

NOTE  D CONTINGENT LIABILTIY

The Company is party to a default judgement entered against one of the Company’s subsidiaries.  During the year ended December 31, 1995, a claim was made to the Company for the total amount payable under the terms of the lease with the Company’s subsidiaries for office space in Dallas, Texas through 2002.  The Company’s management is of the opinion that the amount payable under the terms of this judgement is not estimable or determinable at this time and may be substantially mitigated by the landlord renting the property to another party.  The range of possible loss is from $-0- to approximately $500,000.  Any settlement resulting from the resolution of this contingency will be accounted for in the period of settlement when such amounts are estimable or determinable.

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

NOTE  F – PRO FORMA CALCULATION

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three month periods ended March 31, 2004 and 2003 would have been as follows:

Three months ended March 31,	2004	2003

Net loss:
As reported	$ (264,711)	$ (140,690)

Add: Stock-based compensation expense
included in reported net loss	46,500	-

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards	(72,000)	-

Pro forma	$ (290,211)	$ (140,690)

Loss per common share-basic and diluted:
As reported	$ (0.00)	$ (0.01)

Pro forma	$ (0.00)	$ (0.01)

NOTE  G – SUBSEQUENT EVENTS

From April 1, 2004 to May 10, 2004, the Company issued 1,233,500 shares of common stock upon the exercising of warrants with exercise prices ranging from $.085 to $.1175 per common share.

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

CAUTIONARY STATEMENT

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The USA Video cautions readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q ("Report") are forward looking. The words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements."  While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, the Company’s actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  The Company will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  USA Video’s actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in USA Video’s Annual Report on Form 10-K, the most important of which are summarized below under Factors Which May Affect Future Results of Operations, as well as in other documents USA Video files with the Securities and Exchange Commission ("SEC").

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

Although the Company has not generated any significant sales for the year to date, it continues to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

USA Video holds the patent for Store-and-Forward Video-on-Demand (#5,130,792), filed in 1990 and issued by the United States Patent and Trademark Office on July 14, 1992.  It has been cited by at least 145 subsequent patents.  The Company holds similar patents in England, France, Spain, Italy, Germany, Canada, and Japan.  The Company anticipates actively engaging in licensing this patent.

The Company’s Store and Forward Video-on-Demand ("VoD") intellectual property potentially reaches across the VoD market.  USA Video’s patented technique covers the transmission of video content over networks faster than "real time." VoD is the mechanism by which the delivery of compressed video is managed and, together with compression technology, facilitates the delivery of video to an end user in a timely and interactive fashion.

USA Video has developed a number of specific products and services based on these technologies. These include StreamHQ(TM), a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ(TM), a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster(TM); ZMail(TM), a service that delivers web and rich media content to targeted audiences; mediaClix(TM), a service that delivers content similar to Zmail but originating from an existing web presence; and MediaSentinel(TM), a patent-pending digital watermarking technology to deter digital video piracy.

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

BUSINESS OBJECTIVES:

The Company has established the following business objectives:

1.

Leverage USA Video’s digital VoD patent for licensing fees and partnerships in the United States and internationally;

2.

Patent and license new technology developed within the corporate research and development program;

3.

Attain industry recognition for the superior architectural, functional, and business differentiators of the MediaSentinel(TM) architecture;

4.

Demonstrate proof of concept on a commercial project with MediaSentinel(TM) architecture;

5.

Establish StreamHQ(TM) as the industry standard in the streaming video and rich media marketplace;

6.

Expand StreamHQ(TM) functionality to provide enhanced support for corporate training and education markets.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates these estimates, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company considers the following accounting policies to be both those most important to the portrayal of its financial condition and that require the most subjective judgment:

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

INVENTORY VALUATION AND RELATED RESERVES.  Inventories are valued at the lower of cost or market on a first-in, first-out basis.  The Company uses a standard cost system for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs.  The Company writes down or reserve for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions.  The Company compares current inventory levels on a product basis to its current sales forecast in order to assess its inventory reserve balance.  The Company’s sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of its products, current products, expected future products and various other assumptions.  If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

DEFERRED TAXES.  The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized.  During 2003 and the first quarter of 2004, the Company determined that it was no longer more likely than not that we would be able to realize all or part of our net deferred tax asset in the future, and an adjustment to provide a valuation allowance against the deferred tax asset that as charged to income.

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2004 were $4,700, compared to revenues of $0 for the three-month period ended March 31, 2003.  USA Video discontinued the sale of select services from its prototype StreamHQ(TM) after customers' satisfaction and proof of concept.  The Company no longer sells its individual functions of StreamHQ(TM).  USA Video intends to continue to develop and expand its StreamHQ(TM) services business, while pursuing opportunities to sell replicated StreamHQ(TM) systems to corporations and organizations that prefer systems solutions to services.

Cost of Sales

The cost of sales for the three months ended March 31, 2004 was $3,379, as compared to $0 for the comparable period of 2003.  The increase in cost of sales is directly attributable to the increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for day-to-day operations of the Company.  Management has decided to move forward with new products, which has increased operating costs.

Selling, general and administrative expenses for the three months ended March 31, 2004 increased $37,065 to $156,610 from $119,545 for the three months ended March 31, 2003.    The increase was due to an increase in the Company’s operations.

Product marketing expense for the three months ended March 31, 2004, increased to $37,940 from $7,153 for the comparable period of 2003.  The increase was due to the Company release of MediaSentinel(TM).

Administrative and office expense for the three months ended March 31, 2004 was $41,074, as compared to $24,040 for the comparable period of 2003.  The increase was due to the Company release of MediaSentinel(TM).

The Company has arranged for additional staff and consultants to engage in marketing activities in an effort to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers Other components of selling, general and administrative expense did not change significantly.

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for the Company's proprietary MediaSentinel(TM).  Research and development expenses increased to $61,202 for the three months ended March 31, 2004, from $0 for the comparable period in 2003.  The increase was due to the Company continuing development of MediaSentinel(TM).

Non-Cash Compensation Charges

Non-cash compensation charges for the three months ended March 31, 2004 of $46,500, was due to the issuance of common shares and share purchase warrants to the Company's officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance. Because the rules of the TSX Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other Income

The Company sold the fixed assets for the three months ended March 31, 2003 for $13,213 net of $95,000 basis.

Impairment Loss on Long-Lived Assets

As the result of the Company’s inability to generate revenues in accordance with the corporate business plan, the Company continued operating at a loss for the three month period ended March 31, 2003.  As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) 144 “Accounting of the Impairment or Disposal of Long-Lived Assets”.  The Company recorded an impairment loss of approximately $25,000 during the three month period ended March 31, 2003, to reduce the carrying value of these assets to its estimated fair value.

Net Losses

To date, the Company has not achieved profitability and, expects to incur substantial net losses for at least the remainder of 2004. The Company's net loss for the three months ended March 31, 2004 was $264,711, compared with a net loss of $140,690 for the three months ended March 31, 2003.  The increase in losses is directly related to the continuing development of MediaSentinel(TM).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company's had a cash position of $12,501, compared to $52,566 at December 31, 2003.

The Company will require additional financing to fund current operations through the remainder of 2004.  The Company has historically satisfied its capital needs primarily by issuing equity securities.  The Company will require an additional $1.0 million to $1.5 million to finance operations through fiscal 2004 and intends to seek such financing through sales of its equity securities.

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

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN: THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES; IT EXPECTS TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date, USA Video has not been profitable, has not generated significant revenue from operations, and has incurred substantial losses. For the three months ended March 31, 2004, USA Video had a net loss of $264,711.  As of March 31, 2004, the Company had an accumulated deficit of $32,138,564 and a working capital deficit of $598,176.  The Company intends to continue to expend significant financial and management resources on the development of its proposed products and services, and other aspects of its business. As a result, the Company expects operating losses and negative cash flows to increase for the foreseeable future. Consequently, USA Video will need to generate significant revenues to achieve and maintain profitability. The Company may be unable to do so.  If USA Video's revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, it may never achieve profitability.  Because of factors discussed in this paragraph, USA Video's auditors, in their report on the Company's financial statements, have expressed substantial doubt concerning the Company's ability to continue as a going concern.

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

The Company requires substantial additional financing to maintain operations at current levels beyond the first quarter of 2004.  Financing may not be available when needed on terms favorable to the Company, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISLCOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as the Company.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matter and higher costs necessitated by ongoing revisions to disclosure and governance practices.  The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, the Company intends to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If the Company’s efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, the Company’s reputation may be harmed.

THE COMPANY’S STOCK PRICE IS EXTREMELY VOLATILE.

The trading price of the Company’s common stock has been subject to very wide fluctuations which may continue in the future in response to, among other things, the following:

•

signing or not signing new licensees;

•

new litigation or developments in current litigation;

•

announcements of technological innovations or new products, the Company’s licensees or its competitors;

•

positive or negative reports by securities analysts as to the Company’s expected financial results; and

•

developments with respect to patents or proprietary rights and other events or factors.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock.

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

The Company is party to a default judgment entered against one of the Company’s subsidiaries.  During the year ended December 31, 1995, a claim was made to the Company for the total amount payable under the terms of the lease with the Company’s subsidiaries for office space in Dallas Texas through 2002.  The Company’s management is of the opinion that the amount payable under the terms of this judgment is not estimable or determinable at this time and may be substantially mitigated by the landlord renting the property to another party.  The range of possible loss is from $0 to approximately $500,000.

Item 2.

Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2004, the Company completed an offering of 500,000 units at a price of $0.20 per unit for total proceeds of $100,000.  Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.255 per share, exercisable on or before January 12, 2006.

The offer and sale of the units were exempt from registration pursuant to section 4(2) of the Securities Act, Rule 701 and Rule 506 of Regulation D promulgated thereunder.  The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  Two officers and directors of the Company, one employee of the Company, one additional unaffiliated non-accredited investor, and four additional unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as such sales were made in offshore transactions to non-U.S. persons.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On  January 14th, 2004, the Company announced that MediaSentinel(TM) Version 1.0, a suite of software based upon the Company’s proprietary patent-pending core content protection technology, had been released and was available for licensing.  MediaSentinel(TM) is useful to a variety of interests, allowing each of them to embed information within video content, such as information about its ownership, date of transmission, the unique IP (Internet Protocol) address of the recipient, etc.  MediaSentinel(TM) watermarks are invisible to human perception, allowing the integrity and quality of video content to be maintained.  At the same time, MediaSentinel(TM) watermarks are extremely robust and highly resistant to a wide variety of image processing attacks that pirates might use in an attempt to remove the watermark.

(ii)

On January 27th, 2004, the Company announced that it entered into an agreement with Tri-Vision Technologies International Inc., a wholly-owned subsidiary of Tri-Vision International Ltd./Ltee (TSX: TVL) to market and distribute the USVO MediaSentinel(TM) watermarking technology.  Watermarks may consist of information about ownership of the video, a date of transmission over the Internet, the unique IP address of the recipient, or a combination of such information.  Because MediaSentinel(TM) watermarks are invisible to the human eye, the integrity and quality of video content is maintained.

(iii)

On January 28th, 2004, the Company announced that it had received notice from the Japan Patent Office (JPO) that the Company’s wholly owned subsidiary, USA Video Inc.’s Patent Application (Application No. HEI 4-77151), covering its store-and-forward video technology, had received final approval.  The Japanese Patent Office will be registering and issuing its final patent notification and patent number in due course.  In addition to this patent approval, the Company holds similar patents in the US, Canada, Germany, England, France, Spain, and Italy.

(iv)

On February 3rd, 2004, the Company announced that it was the Official Digital Watermarking Company of the 2004 American Film Market.  The American Film Market is an annual gathering of more than 300 motion picture companies and 7,000 film executives, conducted by the American Film Marketing Association (AFMA) and was held at the Loews Santa Monica Beach Hotel in Santa Monica, California, from 25 February through 3 March, 2004.

(v)

On February 27th, 2004, the Company announced that MediaSentinel(TM) Version 1.1 – its pioneering content protection software – was to be commercially released in April 2004.  MediaSentinel(TM) is a suite of software based on the Company’s content protection technology – new ammunition in the movie industry’s battle against the scourge of digital piracy.  The Company introduced and demonstrated MediaSentinel(TM) Version 1.1 at the American Film Market, which took place from February 25 through March 3, 2004 at the Loews Santa Monica Beach Hotel in Santa Monica, California.   The demonstrations showed the MediaSentinel(TM) technology applied to actual digital movie trailers, exhibiting the effectiveness of the MediaSentinel(TM) watermark.  The movie trailers were for the films “American Reunion” from FilmMates Corporation and “Cybermutt” from First Look Media, two releases that were being promoted at the Market.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:   May 13th, 2004

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

Date: May 13th, 2004

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

Date:  May 13th, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edwin Molina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1.

this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2.

the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

By: /s/ Edwin Molina

-----------------------------------

Name: Edwin Molina

Title: President and Chief Executive Officer

Date: May 13th, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Date: May 13th, 2004