Form 10-Q
period 2004-06-30
USA VIDEO INTERACTIVE CORP
filed 2004-08-11
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At August 11th, 2004, there were 125,695,815 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	June, 30	December 31,
	2004	2003
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$ 262,055	$ 52,566
Accounts receivable	1,400	1,400
Prepaid expenses and other current assets	47,366	16,745
Total current assets	310,821	70,711

Property and Equipment - at cost, net of accumulated
depreciation of $16,069 and $16,069, respectively	-	-

Other Assets, net of accumulated amortization of $16,323
and $14,661, respectively	40,165	41,827

Deferred Tax Assets, net of valuation allowance
of $8,357,000 and $8,182,000, respectively	-	-
Total Assets	$ 350,986	$ 112,538

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 531,175	$ 646,519
Due to related parties	3,121	3,121

Total current liabilities	534,296	649,640

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 125,445,815 and
115,971,088, respectively	32,249,209	31,336,751
Accumulated deficit	(32,432,519)	(31,873,853)

Stockholders' deficiency	(183,310)	(537,102)

Total Liabilities and Stockholders' Deficiency	$ 350,986	$ 112,538

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenue	$ -	$ -	$ 4,700	$ -

Expenses:
Cost of sales	-	-	3,379	-
Research and development	19,700	-	80,902	-
Selling, general and administrative	272,690	213,692	429,300	333,237
Depreciation and amortization	830	4,847	1,661	9,695
Impairment loss on long-lived assets	-	-	-	25,246
Noncash compensation charges	-	11,430	46,500	11,430

Total expenses	293,220	229,969	561,742	379,608
Loss from operations	(293,220)	(229,969)	(557,042)	(379,608)

Other income (expense)
Interest income (expense)	(618)	(2,296)	(1,799)	(8,643)
Other	(117)	84,152	175	99,448

	(735)	81,856	(1,624)	90,805

Net loss	$ (293,955)	$ (148,113)	$ (558,666)	$ (288,803)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	117,928,742	108,637,518	116,272,407	106,903,713

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)

(Unaudited)
	Common Stock

			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2003	115,971,088	$ 31,336,751	$ (31,873,853)	$ (537,102)
Issuance of common stock and common
stock warrants for cash	500,000	100,000	-	100,000
Issuance of common stock upon
exercise of warrants	8,974,727	765,958	-	765,958
Noncash compensation charges		46,500	-	46,500
Net loss	-	-	(558,666)	(558,666)

Balance at June 30, 2004	125,445,815	$ 32,249,209	$ (32,432,519)	$ (183,310)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Cash flows from operating activities:
Net loss	$ (293,955)	$ (148,113)	$ (558,666)	$ (288,803)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	831	4,848	1,662	9,694
Impairment loss on long-lived assets	-	-	-	25,246
Gain on sale of equipment	(175)	(19,634)	(175)	(19,634)
Gain on settlement of accounts payable	-	(59,024)	-	(59,024)
Noncash compensation charge	-	11,430	46,500	11,430
(Increase) decrease in prepaid expenses
and other current assets	(30,691)	(1,519)	(30,621)	(14,113)
Increase (decrease) in accounts payable and
accrued expenses	(94,456)	(179,873)	(115,344)	(334,042)
Decrease in due to related parties	-	(1,000)	-	(11,718)

Net cash used in operating activities	(418,446)	(392,885)	(656,644)	(680,964)

Cash flows from investing activities:
Proceeds from equipment sales	175	19,634	175	114,634

Net cash provided by investing activities	175	19,634	175	114,634

Cash flows from financing activities:
Proceeds from the issuance of common stock
and warrants	-	235,201	100,000	415,876
Proceeds from the issuance of common stock upon exercise of warrants
warrants	667,825	152,688	765,958	152,688

Net cash provided by financing activities	667,825	387,889	865,958	568,564

Net increase in cash and cash
equivalents	249,554	14,638	209,489	2,234

Cash and cash equivalents at beginning of period	12,501	36,304	52,566	48,708

Cash and cash equivalents at end of period	$ 262,055	$ 50,942	$ 262,055	$ 50,942

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2004

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $558,666 for the six month period ended June 30, 2004 and, $697,412 and $2,113,138 for the years ended December 31, 2003 and 2002, respectively.  These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at June 30, 2004 and 2003.

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

From January 1, 2004 to June 30, 2004, the Company issued 8,974,727 shares of common stock upon the exercising of warrants with exercise prices ranging from $.064 to $.1175 per common share.

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

NOTE  E – IMPAIRMENT OF LONG-LIVED ASSETS

As the result of the Company’s inability to raise revenues in accordance with the corporate business plan, the Company continued operating at a loss for the six month period ended June 30 2003.  As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard (‘SFAS”) 144 “Accounting of the Impairment or Disposal of Long-Lived Assets”.  As an result of this impairment review, the Company recorded an impairment loss of approximately $25,000 during the six month period ended June 30, 2003, to reduce the carrying value of these assets to its estimated fair value.

NOTE  F – PRO FORMA CALCULATION

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three month periods ended June 30, 2004 and 2003 would have been as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Net loss:
As reported	$ (293,955)	$ (148,113)	$ (558,666)	$ (288,803)

Add: Stock-based compensation expense
included in reported net loss	-	-	46,500	-

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards	-	-	(72,000)	-

Pro forma	$ (293,955)	$ (148,113)	$ (584,166)	$ (288,803)

Loss per common share-basic and diluted:
As reported	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Pro forma	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

NOTE  G – SUBSEQUENT EVENTS

From July 1, 2004 to August 10, 2004, the Company issued 250,000 shares of common stock upon the exercising of warrants at exercise prices of $.095 per common share.

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

CAUTIONARY STATEMENT

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q ("Report") are forward looking.  The words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our Annual Report on Form 10-K, the most important of which are summarized below under Factors Which May Affect Future Results of Operations, as well as in other documents we file with the Securities and Exchange Commission ("SEC").

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to financial statements included in this report.

OVERVIEW OF THE COMPANY

USA Video Interactive Corp. designs and markets to business customers streaming video and video-on-demand systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity.  Our systems, services and delivery solutions include video content production, content encoding, media asset management, media and application hosting, multi-mode content distribution, transaction data capture and reporting, e-commerce, specialized engineering services, and Internet streaming hardware.

Although we have not generated any significant sales for the year to date, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

We hold the patent for Store-and-Forward Video-on-Demand (#5,130,792), filed in 1990 and issued by the United States Patent and Trademark Office on July 14, 1992.  It has been cited by at least 145 subsequent patents.  We hold similar patents in England, France, Spain, Italy, Germany, Canada, and Japan.  We anticipate actively engaging in licensing this patent.

Our Store and Forward Video-on-Demand ("VoD") intellectual property potentially reaches across the VoD market.  Our patented technique covers the transmission of video content over networks faster than "real time."  VoD is the mechanism by which the delivery of compressed video is managed and, together with compression technology, facilitates the delivery of video to an end user in a timely and interactive fashion.

We have developed a number of specific products and services based on these technologies. These include StreamHQ™, a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ™, a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster™; ZMail™, a service that delivers web and rich media content to targeted audiences; mediaClix™, a service that delivers content similar to Zmail but originating from an existing web presence; and MediaSentinel™, a patent-pending digital watermarking technology to deter digital video piracy.

The company was incorporated on April 18, 1986, as First Commercial Financial Group Inc. in the Province of Alberta, Canada.  In 1989, our name was changed to Micron Metals Canada Corp., which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business.  In 1995, we changed our name to USA Video Interactive Corp. and continued our corporate existence to the State of Wyoming.  We have five wholly-owned subsidiaries:  USA Video (California) Corp., USA Video Corp., Old Lyme Productions Inc., USA Video Technologies, Inc., and USVO, Inc.  Our executive and corporate offices are located in Old Lyme, Connecticut, and our Canadian offices are located in Vancouver, British Columbia.

BUSINESS OBJECTIVES:

We have established the following near-term business objectives:

1.

Leverage our digital VoD patent for licensing fees and partnerships in the United States and internationally;

2.

Patent and license new technology developed within the corporate research and development program;

3.

Attain industry recognition for the superior architectural, functional, and business differentiators of our MediaSentinel™ architecture;

4.

Demonstrate proof of concept on a commercial project with MediaSentinel™ architecture;

5.

Establish StreamHQ™ as the industry standard in the streaming video and rich media marketplace;

6.

Expand StreamHQ™ functionality to provide enhanced support for corporate training and education markets.

CRITICAL ACCOUNTING POLICIES (AND ESTIMATES)?

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

RESULTS OF OPERATIONS

Sales

Sales for the six-month period ended June 30, 2004 were $4,700, compared to revenue of $-0- for the six-month period ended June 30, 2003.  Sales for the three-month period ended June 30, 2004 were $-0- compared to $-0- for the three-month period ended June 30, 2003.  We discontinued the sale of select services from our prototype StreamHQ™ after customers' satisfaction and proof of concept.  We no longer sell the individual functions of StreamHQ™.  We intend to continue to develop and expand our StreamHQ™ services business, while pursuing opportunities to sell replicated StreamHQ™ systems to corporations and organizations that prefer systems solutions to services.

Cost of Sales

The cost of sales for the six months ended June 30, 2004 was $3,379 as compared to $-0- for the comparable period in 2003.  For the three-month period ended June 30, 2004, the cost of sales was $-0- as compared to $-0- for the comparable period in 2003. The increase in cost of sales is directly attributable to the increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for our day-to-day operations.  We have decided to move forward with new products, increasing operating costs.

Selling, general and administrative expenses for the three months ended June 30, 2004 increased $58,998 to $272,690 from $213,692 for the three months ended June 30, 2003.  For the six months ended June 30, 2004 these cost increased by $96,063 to $429,300 from $333,237 for the comparable period in 2003.  The increase was due to an increase in our operations.

Professional expense for the three months ended June 30, 2004, increased to $84,307 from $61,218 for the comparable period of 2003.  For the six months ended June 30, 2004 these costs increased to $111,973 from $106,108 for the comparable period in 2003.  The increase was due to our carrying out due diligence in preparation of a patent infringement suit.

Product marketing expense for the three months ended June 30, 2004, increased to $37,547 from $6,460 for the comparable period in 2003.  For the six months ended June 30, 2004 these costs increased to $75,487 from $13,613 for the comparable period in 2003.  The increase was due to the release of MediaSentinel™.

We have arranged for additional staff and consultants to engage in marketing activities in an effort to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers.  Other components of selling, general and administrative expense did not change significantly.

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses increased to $80,902 for the six months ended June 30, 2004, from $-0- for the comparable period in 2003 and to $19,700 for the three months ended June 30, 2004 from $-0- for the comparable period in 2003.  The increase was due to our continuing development of MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the six months ended June 30, 2004 was $46,500, compared to $11,430 for the comparable period in 2003 due to the issuance of common shares and share purchase warrants to our officers, directors and employees at a price and exercise price, respectively, below the market price of the common shares at the time of issuance of the common shares and share purchase warrants.  Because the rules of the TSX Venture Exchange require that the offering price for privately placed securities of listed companies be set when the private placement offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other Income

During the six months ended June 30, 2004 we sold fixed assets for $175.  During the six months ended June 30, 2003, we settled debt of approximately $190,000 for $131,000, for a gain of $59,000, and sold fixed assets with a $95,000 book value for $115,000, realizing a gain of $20,000.

Impairment Loss on Long-Lived Assets

As the result of our inability to generate revenues in accordance with our corporate business plan, we continued operating at a loss for the six month period ended June 30, 2003.  As a result, we commenced an impairment review of our long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) 144 “Accounting of the Impairment or Disposal of Long-Lived Assets”.  We recorded an impairment loss of approximately $25,000 during the six month period ended June 30, 2003, to reduce the carrying value of these assets to its estimated fair value.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for at least the remainder of 2004.  Our net loss for the six months ended June 30, 2004 was $558,666, compared with a net loss of $288,803 for the six months ended June 30, 2003.  The increase in losses is directly related to the continuing development of MediaSentinel™.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a cash position of $262,055, compared to $52,566 at December 31, 2003.  We anticipate capital requirements of $100,000 for commercialization of our MediaSentinel™ products and $400,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through the remainder of 2004.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.0 million to $1.5 million to finance operations through fiscal 2004 and we intend to seek such financing through sales of our equity securities.

Assuming the aforementioned $1.0 million to $1.5 million in financing is obtained, we believe that continuing operations for the longer term will be supported through anticipated licensing revenues and through additional sales of our securities.  We have no binding commitments or arrangements for additional financing, and there is no assurance that we will be able to obtain any additional financing on terms acceptable to us, if at all.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Certain risks and uncertainties could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.  Risks and uncertainties have been set forth in our Annual Report on Form 10-K, as well as in other documents we file with the SEC.  These risk factors include the following:

OUR ABILITY TO CONTINUE AS A GOING CONCERN: WE HAVE INCURRED SUBSTANTIAL LOSSES; WE EXPECT TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date, we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses. For the six months ended June 30, 2004, we had a net loss of $558,666.  As of June 30, 2004, we had an accumulated deficit of $32,432,519 and a working capital deficit of $223,475.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so.  If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.  Because of factors discussed in this paragraph, our auditors, in their report on our financial statements, have expressed substantial doubt concerning our ability to continue as a going concern.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

Our business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as streaming media.

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IN THE NEXT FEW MONTHS WE MAY NOT BE ABLE TO MAINTAIN OPERATIONS AT CURRENT LEVELS.

We require substantial additional financing to maintain operations at current levels beyond the third quarter of 2004.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

CONTINUATION OF THE CURRENT SLUMP IN THE TECHNOLOGY SECTOR WILL ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES.

Our sales have been adversely affected by the ongoing slump in the technology industry segment and the continuation of these market conditions can be expected to result in depressed demand for our products and services.

OUR OPERATING RESULTS IN FUTURE PERIODS ARE EXPECTED TO BE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH WOULD LIKELY AFFECT THE TRADING PRICE OF OUR COMMON SHARES.

Factors that could cause such fluctuations include our ability to attract and retain customers; the introduction of new video transmission services or products by others; price competition; the continued development of and changes in the streaming media market; our ability to remain competitive in our product and service offerings; our ability to attract new personnel; and potential U.S. and foreign regulation of the Internet.

WE ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, WHICH COULD RENDER OUR PRODUCTS AND SERVICES OBSOLETE.

Keeping pace with the technological advances may require substantial expenditures and lead time, particularly with respect to acquiring updated hardware and infrastructure components of its systems.  We may require additional financing to fund such acquisitions.  Any such financing may not be available on commercially reasonably terms, if at all, when needed.

IF WE DO NOT CONTINUOUSLY IMPROVE OUR TECHNOLOGY IN A TIMELY MANNER, OUR PRODUCTS COULD BE RENDERED OBSOLETE.

These changes and developments may render our products and technologies obsolete in the future.  As a result, our success depends on our ability to develop or adapt products and services or to acquire new products and services that can compete successfully. There can be no assurance that we will be successful in these efforts.

WE INTEND TO ISSUE ADDITIONAL EQUITY SECURITIES, WHICH MAY DILUTE THE INTERESTS OF CURRENT SHAREHOLDERS OR CARRY RIGHTS OR PREFERENCES SENIOR TO THE COMMON SHARES.

Accordingly, existing shareholders may experience additional dilution of their percentage ownership interest.  In addition, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common shares.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISLCOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such ours.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matter and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

OUR STOCK PRICE IS EXTREMELY VOLATILE.

The trading price of our common stock has been subject to very wide fluctuations which may continue in the future in response to, among other things, the following:

•

signing or not signing new licensees;

•

new litigation or developments in current litigation;

•

announcements of technological innovations or new products, our licensees or our competitors;

•

positive or negative reports by securities analysts as to our expected financial results; and

•

developments with respect to patents or proprietary rights and other events or factors.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We believe our exposure to overall foreign currency risk is not material.  We do not manage or maintain market risk sensitive instruments for trading or other purposes and are not exposed to the effects of interest rate fluctuations as we do not carry any long-term debt.

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  In addition, 90% of our bank deposits are in US dollars.

Item 4.

Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, our undersigned officers have concluded that such disclosure controls and procedures are adequate.  There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by our undersigned officers of the design and operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

On April 10, 2003, we announced that our subsidiary, USA Video Technology Corporation, had filed a lawsuit in the U.S. District Court for the District of Delaware against Movielink, LLC.  We allege that Movielink, a Delaware company, has infringed and continues to infringe on our patented online movie delivery system.

We are party to a default judgment entered against one of our subsidiaries.  During the year ended December 31, 1995, a claim was made to us for the total amount payable under the terms of the lease with our subsidiaries for office space in Dallas, Texas through 2002.  We are of the opinion that the amount payable under the terms of this judgment is not estimable or determinable at this time and may be substantially mitigated by the landlord renting the property to another party.  The range of possible loss is from $0 to approximately $500,000.

Item 2.

Changes in Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on July 9, 2004, in Calgary, Alberta, Canada.  At the meeting the shareholders voted to retain Anton Drescher and Edwin Molina and elect Maurice Loverso as our Directors.

Also at the meeting, the shareholders approved the appointment of Goldstein Golub Kessler LLP as auditors for the year ending December 31, 2004.

Matter Voted Upon	No. of Votes For	No. of Votes Against	No. of Votes Withheld
1. Election of Directors Edwin Molina Anton J. Drescher Maurice Loverso	67,005,018 67,241,417 67,276,866		576,600 340,201 304,752
2. Appointment of Goldstein Golub Kessler LLP as auditors	66,776,369	331,590	173,386

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On May 3rd, 2004, we announced that we had been advised by our Japanese patent attorney that the Japanese Patent Office had granted our wholly owned subsidiary, USA Video Inc., Patent #3,521,282 covering our store and forward video technology, which Japanese patent corresponds to U.S. Patent #5,130,792, issued July 14, 1992 by the US Patent and Trademark Office .

(ii)

On July 9th, 2004, we announced that at our annual meeting of shareholders held on July 9, 2004, the shareholders approved the appointment of Edwin Molina, Anton J. Drescher and Maurice Loverso as our directors and the appointment of Goldstein Golub Kessler, LLP as our auditors for the ensuing year.

(iii)

On July 14th, 2004, we announced the availability of Version 2.0 of our powerful MediaSentinel™; digital watermarking software. MediaSentinel™; Version 2.0 was developed expressly to support the stringent anti-piracy requirements of the movie industry, digital video producers and companies whose products are used to distribute digital video content and movie titles to consumers; physically or over networks.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:   August 11th, 2004

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

Date: August 11th, 2004

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

Date:  August 11th, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edwin Molina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1.

this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2.

the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

By: /s/ Edwin Molina

-----------------------------------

Name: Edwin Molina

Title: President and Chief Executive Officer

Date: August 11th, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Date: August 11th, 2004