Form 10-Q
period 2004-09-30
USA VIDEO INTERACTIVE CORP
filed 2004-11-12
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At November 12th, 2004, there were 127,898,816 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 10,347	$ 52,566
Accounts receivable	1,400	1,400
Prepaid expenses and other current assets	18,531	16,745
Total current assets	30,278	70,711

Property and Equipment - at cost, net of accumulated depreciation of $16,069 and $16,069, respectively	-	-

Other Assets, net of accumulated amortization of $17,154 and $14,661, respectively	39,334	41,827

Deferred rent	24,898	-

Deferred Tax Assets, net of valuation allowance
of $8,465,000 and $8,182,000, respectively	-	-
Total Assets	$ 94,510	$ 112,538

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 532,507	$ 646,519
Due to related parties	3,121	3,121
Total current liabilities	535,628	649,640

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 126,195,815 and
115,971,088, respectively	32,311,424	31,336,751
Accumulated deficit	(32,752,542)	(31,873,853)
Stockholders' deficiency	(441,118)	(537,102)

Total Liabilities and Stockholders' Deficiency	$ 94,510	$ 112,538

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenue	$ -	$ -	$ 4,700	$ -

Expenses:
Cost of sales	-	-	3,379	-
Research and development	112,000	34,000	192,902	34,000
Selling, general and administrative	207,590	115,702	636,890	448,939
Depreciation and amortization	831	4,848	2,492	14,543
Impairment loss on long-lived assets	-	75,000	-	100,246
Noncash compensation charges	-	3,000	46,500	14,430

Total expenses	320,421	232,550	882,163	612,158
Loss from operations	(320,421)	(232,550)	(877,463)	(612,158)

Other income (expense)
Interest income (expense)	73	10	(1,726)	(8,633)
Other	325	8,228	500	107,676

	398	8,238	(1,226)	99,043

Net loss	$ (320,023)	$ (224,312)	$ (878,689)	$ (513,115)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.01)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	125,531,785	111,592,408	120,878,469	108,498,918

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)
	Common Stock

			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2003	115,971,088	$ 31,336,751	$ 31,873,853)	$ (537,102)
Issuance of common stock and common
stock warrants for cash	500,000	100,000	-	100,000
Issuance of common stock upon
exercise of warrants	9,724,727	828,173	-	828,173
Noncash compensation charges		46,500	-	46,500
Net loss	-	-	(878,689)	(878,689)

Balance at September 30, 2004	126,195,815	$ 32,311,424	$ (32,752,542)	$ (441,118)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003

Cash flows from operating activities:
Net loss	$ (320,023)	$ (224,312)	$ (878,689)	$ (513,115)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	831	4,848	2,493	14,543
Impairment loss on long-lived assets	-	75,000	-	100,245
Gain on sale of equipment	(325)	-	(500)	(19,634)
Gain on settlement of accounts payable	-	(11,085)	-	(70,109)
Noncash compensation charge	-	3,000	46,500	14,430
(Increase) decrease in prepaid expenses
and other current assets	3,606	11,323	(1,786)	(2,790)
Increase (decrease) in accounts payable and
accrued expenses	1,332	6,281	(114,012)	(327,761)
Decrease in due to related parties	-	(1,500)	-	(13,218)
Net cash used in operating activities	(314,579)	(136,445)	(945,994)	(817,409)

Cash flows from investing activities:
Proceeds from equipment sales	325	-	500	114,634
Investment in deferred rent	331	-	(24,898)	-
Net cash provided by investing activities	656	-	(24,398)	114,634

Cash flows from financing activities:
Proceeds from the issuance of common stock
and warrants	-	240,001	100,000	655,877
Proceeds from the issuance of common stock upon exercise of warrants
warrants	62,215	-	828,173	152,688

Net cash provided by financing activities	62,215	240,001	928,173	808,565

Net increase in cash and cash
equivalents	(251,708)	103,556	(42,219)	105,790

Cash and cash equivalents at beginning of period	262,055	50,942	52,566	48,708
Cash and cash equivalents at end of period	$ 10,347	$ 154,498	$ 10,347	$ 154,498

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $878,689 for the nine month period ended September 30, 2004 and, $697,412 and $2,113,138 for the years ended December 31, 2003 and 2002, respectively.  These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at September 30, 2004 and 2003.

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

From January 1, 2004 to September 30, 2004, the Company issued 9,724,727 shares of common stock upon the exercising of warrants with exercise prices ranging from $.064 to $.1175 per common share.

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

NOTE  F – PRO FORMA CALCULATION

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three month periods ended September 30, 2004 and 2003 would have been as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net loss:
As reported	$ (320,023)	$ (224,312)	$ (878,689)	$ (513,115)

Add: Stock-based compensation expense
included in reported net loss	-	4,848	46,500	14,543

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards	-	(10,440)	(72,000)	(37,785)

Pro forma	$ (320,023)	$ (229,904)	$ (904,189)	$ (536,357)

Loss per common share-basic and diluted:
As reported	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Pro forma	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

NOTE  G – DEFERRED RENT

Deferred rent represents payment made to the landlord at inception of the lease.  This amount is being amortized over the life of the lease (5 years).

NOTE  H – SUBSEQUENT EVENTS

From October 1, 2004 to November 12, 2004, the Company issued 1,703,000 shares of common stock upon the exercising of warrants at exercise prices ranging from $.064 to $.2550 per common share.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2004 were $4,700, compared to revenue of $-0- for the nine-month period ended September 30, 2003.  Sales for the three-month periods ended September 30, 2004 and 2003 were $-0-.  We discontinued the sale of select services from our prototype StreamHQ™ after customers' satisfaction and proof of concept.  We no longer sell the individual functions of StreamHQ™.  We intend to continue to develop and expand our StreamHQ™ services business, while pursuing opportunities to sell replicated StreamHQ™ systems to corporations and organizations that prefer systems solutions to services.

Cost of Sales

The cost of sales for the nine months ended September 30, 2004 was $3,379 as compared to $-0- for the comparable period in 2003.  For the three-month periods ended September 30, 2004 and 2003 were $-0-. The increase in cost of sales is directly attributable to the level of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for our day-to-day operations.  We have decided to move forward with new products, increasing operating costs.

Selling, general and administrative expenses for the three months ended September 30, 2004 increased $91,888 to $207,590 from $115,702 for the three months ended September 30, 2003.  For the nine months ended September 30, 2004 these cost increased by $187,951 to $636,890 from $448,939 for the comparable period in 2003.  The increase was due to an increase with respect to marketing and administrative expenses due to MediaSentinel™.

Professional fees expense for the three months ended September 30, 2004, increased to $96,017 from $18,694 for the comparable period of 2003.  For the nine months ended September 30, 2004 these costs increased to $207,990 from $124,802 for the comparable period in 2003.  The increase was due to our carrying out due diligence in preparation for a patent infringement suit.

Product marketing expense for the three months ended September 30, 2004, increased to $28,245 from $11,795 for the comparable period in 2003.  For the nine months ended September 30, 2004 these costs increased to $103,732 from $25,408 for the comparable period in 2003.  The increase was due to the release of MediaSentinel™.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses increased to $192,902 for the nine months ended September 30, 2004, from $34,000 for the comparable period in 2003 and to $112,000 for the three months ended September 30, 2004 from $34,000 for the comparable period in 2003.  The increase was due to our continuing development of MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the nine months ended September 30, 2004 was $46,500, compared to $14,430 for the comparable period in 2003 due to the issuance of common shares and share purchase warrants to our officers, directors and employees at a price and exercise price, respectively, below the market price of the common shares at the time of issuance of the common shares and share purchase warrants.  Because the rules of the TSX Venture Exchange require that the offering price for privately placed securities of listed companies be set when the private placement offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other Income

During the nine months ended September 30, 2004 we sold fixed assets for $500.  During the nine months ended September 30, 2003, the Company settled debt of approximately $201,000 for $131,000 at a gain of $70,000, and sold fixed assets with a $95,000 book value for $115,000 realizing of $20,000.

Impairment Loss on Long-Lived Assets

As the result of our inability to generate revenues in accordance with our corporate business plan, we continued operating at a loss for the nine month period ended September 30, 2003.  As a result, we commenced an impairment review of our long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) 144 “Accounting of the Impairment or Disposal of Long-Lived Assets”.  As a result of this impairment review, the Company recorded an impairment loss of approximately $100,000 during the nine month period ended September 30, 2003 and $75,000 during the three month period ending September 30 2003, to reduce the carrying value of these assets to its estimated fair value.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for at least the remainder of 2004.  Our net loss for the nine months ended September 30, 2004 was $878,689, compared with a net loss of $513,115 for the nine months ended September 30, 2003.  The increase in losses is directly related to the continuing development and marketing of MediaSentinel™ and carrying out due diligence in preparation of a patent infringement suit.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had a cash position of $10,347, compared to $52,566 at December 31, 2003.  We anticipate capital requirements of $200,000 for commercialization of our MediaSentinel™ products and $400,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through the remainder of 2004 and 2005.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.0 million to $1.5 million to finance operations through fiscal 2004 and 2005, and we intend to seek such financing through sales of our equity securities.

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

To date, we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses. For the nine months ended September 30, 2004, we had a net loss of $878,689.  As of September 30, 2004, we had an accumulated deficit of $32,752,542 and a working capital deficit of $505,350.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so.  If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.  Because of factors discussed in this paragraph, our auditors, in their report on our financial statements, have expressed substantial doubt concerning our ability to continue as a going concern.

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

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IN THE NEXT FEW MONTHS WE MAY NOT BE ABLE TO MAINTAIN OPERATIONS AT CURRENT LEVELS.

We require substantial additional financing to maintain operations at current levels beyond the fourth quarter of 2004.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

(ii)

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

(iii)

On September 22nd, 2004, the Registrant announced that USVO Inc., a wholly owned subsidiary of the Registrant and supplier of the powerful MediaSentinelT82; digital watermarking technology, entered into a partnership with Lightning Media, a leading Hollywood provider of new media, post-production and DVD replication services.  By using the MediaSentinel workstation, Lightning Media takes a major step in the ongoing fight against piracy by offering a new set of digital watermarking services for studios, television programmers and other clients.  During the initial phase of the relationship, the companies will promote the MediaSentinel watermarking service to Lightning Media studio clients directly and through advertising.  In support of these efforts, the companies will collaborate in the development of educational materials that make clear the benefits of watermarking to Lightning Media clients.  Through these efforts, the companies also hope to attract new business.

(iv)

On October 20th, 2004, the Registrant announced that it joined forces with Lightning Media, and iO Film in a unique partnership combining extensive post-production and digital intermediate services with powerful anti-piracy security protection.  The new venture provides a streamlined, comprehensive solution for independent filmmakers to manage their projects, and will be introduced by the three companies in a shared exhibit space at the American Film Market in Santa Monica, CA, November 3 –10.

(v)

On November 4th, 2004, the Registrant announced that MediaSentinelT82;, the RegistrantR17;s robust forensic digital watermarking technology that provides content owners, digital video producers, distributors and infrastructure providers with a powerful weapon in the fight to deter video piracy now features SmartMarkT82; a media content advanced piracy protection software.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:   November 12th, 2004

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

Date: November 12th, 2004

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

Date:  November 12th, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edwin Molina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1.

this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2.

the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

By: /s/ Edwin Molina

-----------------------------------

Name: Edwin Molina

Title: President and Chief Executive Officer

Date: November 12th, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Date: November 12th, 2004