Form 10-K
period 2004-12-31
USA VIDEO INTERACTIVE CORP
filed 2005-03-31
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 0-29651

USA VIDEO INTERACTIVE CORP.

(Exact name of registrant as specified in its charter)

WYOMING

06-1576391

(State or Other Jurisidiction of

(I.R.S. Employer Identification No.)

Incorporation of Organization)

83 Halls Road, PO Box 245, Old Lyme, Connecticut

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

Yes      .. No  X

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 31st, 2005 (computed by reference to average of the bid and asked price on the NASD OTC Bulletin Board of the common shares on such date): $11,422,491

Number of common shares outstanding at March 31, 2005: 132,798,096.

Documents Incorporated by Reference: NONE

TABLE OF CONTENTS

Part 1

Item 1

Business

3

Item 2

Properties

18

Item 3

Legal Proceedings

18

Item 4

Submission of Matters to a Vote of Security Holders

19

Part II

Item 5

Market for Registration’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

19

Item 6

Selected Financial Data

20

Item 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

21

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

24

Item 8

Financial Statements and Supplementary Data

25

Item 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

25

Item 9A

Controls and Procedures

25

PART III

Item 10

Directors and Executive Officers of the Registrant

25

Item 11

Executive Compensation

27

Item 12

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

31

Item 13

Certain Relationships and Related Transactions

31

Item 14

Principal Accountant Fees and Services

32

PART IV

Item 15

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

33

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

Although the Company has generated negligible sales for the 2004 year, it continues to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

 USA Video continues to research and develop its patent-pending digital watermarking technology while pursuing marketing of its new releases of MediaSentinel™.

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

Research and Development

Prior to 1999, USA Video conducted seven years of research and development of its proprietary VOD technology. In 1999, USA Video's focus shifted to marketing and sales of its products and services, with research and development directed primarily at supporting sales and development of Wavelet compression technology.  In 2000, the Company devoted substantial resources to development of its StreamHQ™ services and began development of its proprietary still and motion Wavelet technology, which has been completed as mathematical processes.  In 2001, the Company redirected the Wavelet development effort toward the invention of a content protection technology that is grounded in similar science as Wavelet compression.  The result is the Company’s patent pending digital watermark technology for piracy deterrence.  During 2002, as a result of cost cutting measures necessitated by the state of the market, the Company cut back on its marketing, sales and technical staff.  In 2004, the Company resumed development of its patent pending digital watermark technology.

In fiscal 2002 the Company's research and development expenditures were approximately $277,000.  During fiscal 2004 and 2003, the Company’s research and development expenditures were $276,000 and $66,000, respectively.

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

Employees

As of March 30th, 2005, the Company employed four people, including its two senior executive officers, one technology and one administrative employee. The Company considers the relationships with its employees to be good.

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

THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES; IT EXPECTS TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date, USA Video has not been profitable, has not generated significant revenue from operations, and has incurred substantial losses.  For the year ended December 31, 2004, USA Video had a net loss of $1,403,838.  As of December 31, 2004, the Company had an accumulated deficit of $33,277,691 and a working capital deficit of $528,997.  The Company intends to continue to expend significant financial and management resources on the development of its proposed products and services, and other aspects of its business.  As a result, the Company expects operating losses and negative cash flows to increase for the foreseeable future.  Consequently, USA Video will need to generate significant revenues to achieve and maintain profitability.  The Company may be unable to do so. If USA Video's revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, it may never achieve profitability.  Because of factors discussed in this paragraph, USA Video's auditors, in their report on the Company's financial statements, have expressed substantial doubt concerning the Company's ability to continue as a going concern.

IF USA VIDEO IS UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IT MAY NOT BE ABLE TO REMAIN IN BUSINESS.

USA Video requires substantial working capital to fund its business.  The Company has had significant operating losses and negative cash flow from operations since inception of its current business and expects to continue to do so for the foreseeable future.  The Company's capital requirements will depend on several factors, including the rate of market acceptance of its products and services, the ability to establish and expand a client base and the growth and effectiveness of its sales and marketing efforts.  USA Video estimates it will require approximately $1 Million to $1.5 Million in financing to meet its working capital needs over the remainder of 2005 and substantial additional financing thereafter.  Further, if capital requirements vary materially from those currently planned, the Company may require additional financing.  The Company has no arrangements or commitments for any financing.  Financing may not be available when needed on terms favorable to the Company, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

BECAUSE ONE CUSTOMER ACCOUNTS FOR ALL OF USA VIDEO'S REVENUE, IF IT LOSES THE CUSTOMER, ITS REVENUE WOULD CEASE.

One customer accounted for 100% of USA Video's revenue for the year ended December 31, 2004.  The Company expects a small number of customers will continue to account for a substantial portion of its revenue for the foreseeable future.  USA Video's inability to increase the number of its customers or the loss of any one major customer could limit the Company's ability to maintain or increase its market share, or could cause revenue to drop quickly and unexpectedly.

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

USA VIDEO’S LAWSUIT AGAINST MOVIELINK MAY RESULT IN A JUDGMENT AGAINST USA VIDEO IF IT IS NOT SUCCESSFUL IN ITS MOTION FOR RECONSIDERATION

The U.S. District Court for the District of Delaware ruled in favour of Movielink, LLC on USA’s lawsuit that alleged that Movielink, a Delaware company, has infringed and continues to infringe on its patented online movie delivery system.  The decisions was based on the Court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of the Company’s patent) in light of the Court’s construction of the term “initiates.”  USA Video filed a motion for reconsideration on February 11, 2005, asking the Court to reconsider its ruling on that point, to decide the remaining aspects of the claim construction and the other pending motions, and to permit USA Video’s case to proceed to trial.  Movielink filed its opposition to the Company’s motion for the reconsideration on February 28, 2005.  The parties are presently awaiting the Court’s decision.

If USA Video were to lose its motion for the reconsideration, the litigation would be concluded in the District Court.  In that event, and unless the decision were appealed successfully by USA Video, USA Video would be liable for Movielink’s “costs” under the Federal Rules of Evidence (including such items as deposition transcription costs, but not attorneys’ fees), which could involve a loss in excess of $5,000.  Additionally, Movielink has signaled its intention to argue that USA Video initiated and has maintained the litigation in bad faith.  In the event that Movielink were to prevail on such an argument, USA Video could be exposed to a judgment for Movielink’s attorney’s fees – an amount which USA Video’s legal counsel is not in a position to estimate but which certainly would exceed $5,000.

THERE IS NO ASSURANCE THAT USA VIDEO’S PATENTS WON’T BE CHALLENGED, INVALIDATED OR CIRCUMVENTED

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

Item 2.  Properties.

USA Video headquarters and executive offices are located in Old Lyme, Connecticut. USA Video leases 1,250 square feet for an annual base rent of $17,737.  The lease expires November 30, 2005.

USA Video also leases 800 square feet of office space located in Vancouver, British Columbia, five year lease that expires March 2009, the annual base rent is $20,000.

Item 3.  Legal Proceedings.

On April 10, 2003, USA Video announced that its subsidiary, USA Video Technology Corporation, had filed a lawsuit in U.S. District Court for the District of Delaware against Movielink, LLC.  USA Video alleges that Movielink, a Delaware company, has infringed and continues to infringe on its patented online movie delivery System.

On January 28, 2005, the Court issued an opinion and order granting summary judgment in favor of Movielink, based on the Court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of the Company’s patent) in light of the Court’s construction of the term “initiates.”  USA Video filed a motion for reconsideration on February 11, 2005, asking the Court to reconsider its ruling on that point, to decide the remaining aspects of the claim construction and the other pending motions, and to permit USA Video’s case to proceed to trial.  Movielink filed its opposition to the Company’s motion for the reconsideration on February 28, 2005.  The parties are presently awaiting the Court’s decision.

At this time, USA Video’s legal counsel is not able to conclude that it is either “probable” or “remote” (as those terms are defined in the Statement of Policy) that the Court will reconsider its January 28, 2005 summary judgment decision in favor of Movielink, and, accordingly expresses no opinion as to the outcome of this matter.

If USA Video were to lose its motion for the reconsideration, the litigation would be concluded in the District Court.  In that event, and unless the decision were appealed successfully by USA Video, USA Video would be liable for Movielink’s “costs” under the Federal Rules of Evidence (including such items as deposition transcription costs, but not attorneys’ fees), which could involve a loss in excess of $5,000.  Additionally, Movielink has signaled its intention to argue that USA Video initiated and has maintained the litigation in bad faith.  In the event that Movielink were to prevail on such an argument, USA Video could be exposed to a judgment for Movielink’s attorney’s fees – an amount which USA Video’s legal counsel is not in a position to estimate but which certainly would exceed $5,000.

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

The following table shows the high and low sales prices (in Canadian dollars) of the common shares as reported by the TSX for the periods indicated.

	TSX (Symbol “US”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2003	0.18	0.07
Second Quarter 2003	0.28	0.10
Third Quarter 2003	0.20	0.10
Fourth Quarter 2003	0.38	0.17
First Quarter 2004	0.90	0.29
Second Quarter 2004	0.45	0.18
Third Quarter 2004	0.375	0.18
Fourth Quarter 2004	0.415	0.225

The following table shows the high and low prices of the common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “USVO”)
Period	High (US $)	Low (US $)
First Quarter 2003	0.12	0.05
Second Quarter 2003	0.19	0.07
Third Quarter 2003	0.14	0.07
Fourth Quarter 2003	0.30	0.126
First Quarter 2004	0.72	0.22
Second Quarter 2004	0.36	0.14
Third Quarter 2004	0.29	0.14
Fourth Quarter 2004	0.35	0.18

As of March 30th, 2005, there were 132,798,096 common shares outstanding, held by 1,537 shareholders of record.

To date, the Company has not paid any dividends on its common shares and does not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

All sales of securities made by USA Video during the year ended December 31, 2004 that were not registered under the Securities Act have been disclosed in USA Video's report on Form 10-Q for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004.  The sales did not involve the use of an underwriter and no commissions were paid in connection with the sale of any of these securities.

Item 6.  Selected Financial Data.

The following table presents selected historical financial data.  The consolidated statement of operations data for the years ended December 31, 2002, 2003 and 2004, and the balance sheet data as of December 31, 2003 and 2004 are derived from USA Video's consolidated financial statements included elsewhere in this report, which have been audited by Goldstein Golub Kessler LLP independent auditors.  The selected financial data should be read in conjunction with USA Video's consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	December 31
Item	2004 $	2003 $	2002 $	2001 $	2000 $
Revenue	4,700	3,920	156,976	124,006	638,592
Net loss	(1,403,838)	(697,412)	(2,113,138)	(3,760,821)	(4,661,652)
Loss per share	(0.01)	(0.01)	(0.02)	(0.04)	(0.06)
Total assets	89,501	112,538	317,144	1,382,178	1,744,071
Long-term obligations	--	--	--	--	--
Cash dividends per share	--	--	--	--	--

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

As more fully discussed below the Company has not been profitable, and has not had significant revenues.  USA Video cannot predict its revenue levels for the next 12 months, or thereafter, nor when, or if, its operations will become profitable.  The Company's expenses will continue to decrease as it consolidates selling, general and administrative expenses.  USA Video will require additional financing, both for the remainder of fiscal 2005 and thereafter, to continue to operate and expand its business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

Results of Operations

Revenues

Revenues for the year ended December 31, 2004 ("fiscal 2004") were $4,700, compared with $3,920 for the year ended December 31, 2003 ("fiscal 2003") and revenues of $156,976 for the year ended December 31, 2002 ("fiscal 2002"). All revenues for fiscal 2004 and fiscal 2003 were derived from the provision of engineering services.  The Company had one customer which accounted for 100% of the revenues in fiscal 2004 and fiscal 2003, and three major customers which, in the aggregate, accounted for 80% of the revenues in fiscal 2002.

The revenues decreased in fiscal 2004 and 2003 due to market conditions and a change in direction of the business of the Company.

Expenses

Total expenses for fiscal 2004 were $1,407,613, compared with $817,052 for fiscal 2003 and $2,156,764 for fiscal 2002.  For fiscal 2004, cost of sales was $3,379, as compared with $2,885 for fiscal 2003 and $88,377 for fiscal 2002.

Research and development costs for fiscal 2004 were $267,302, as compared to $66,350 for fiscal 2003 and $277,149 for 2002.  The increase in fiscal 2004 was due primarily to management’s decision to continue development of MediaSentinel™.

Selling, general and administrative expenses consisted of marketing expenses, consulting fees, office, professional fees, and other expenses to execute the Company's business plan and for day-to-day operations. The substantial year-to-year increases resulted from the Company's increased efforts to bring products to market. The decreases resulted from the consolidation efforts of management. The primary components of the increases/decreases from fiscal 2004 to fiscal 2003 were:

•

a $68,363 increase in fiscal 2004 in marketing expenses, as the Company revamped marketing objectives and strategies to concentrate on the release of MediaSentinelTM late in the third quarter of fiscal 2004.  The marketing staff continues to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers;

•

an increase of $8,280 from fiscal 2003 for transfer agent fees, due to an increase in stock activity; and

•

a $242,619 increase in professional fees in fiscal 2004 was due to the due diligence required to prepare for the  patent infringement lawsuit.

Selling, general and administrative expenses were $1,071,359 for fiscal 2004, as compared to $613,750 for fiscal 2003, and $859,736 for fiscal 2002.

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

•

a decrease of $57,378 and $61,597 from fiscal 2003 for consulting fees and sales expense, respectively, due to consolidation efforts of management; and

•

an $80,210 increase in professional fees in fiscal 2003 was due to the due diligence required to prepare for the  patent infringement lawsuit.

Additional expenses included depreciation and amortization of $3,323 for fiscal 2004, compared to $19,391 for fiscal 2003 and $439,516 for fiscal 2002, as the Company added machinery and equipment necessary for the development of new products and services prior to fiscal 2002.  Non-cash compensation charges for fiscal 2004 were $158,960, for fiscal 2003 were $ 14,430 and for fiscal 2002 were $38,154, due mostly to issuance of common shares and share purchase warrants to the Company's officers, directors and employees and at a price or exercise price below the market price of the common shares at the time of issuance and the issuance of stock options to contractors.  Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set at the market price when the offering is first announced, rather than upon closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other increases in expenses included utilities and telephone, travel and promotion, insurance and rent due to decision to continue development and marketing of MediaSentinel™.

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

Net Losses

To date, the Company has not achieved profitability and expects to incur substantial losses for the foreseeable future.  The Company's net loss for fiscal 2004 was $1,403,838, compared with a net loss of $697,412 for fiscal 2003, and $2,113,138 for fiscal 2002

Liquidity and Capital Resources

At December 31, 2004, the Company's cash position was $9,341, a decrease of $43,225 from December 31, 2003.  The Company had a working capital deficit of $528,997 and an accumulated deficit of $33,277,691 at December 31, 2004.

The Company's principal source of cash during fiscal 2004 was proceeds of $1,314,607 received from private placements and the exercise of warrants of equity securities and $500 from proceeds from the sale of assets. This was offset by $1,358,332 of cash used in operating activities.

The Company has historically satisfied its capital needs primarily by issuing equity securities to its officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During fiscal 2004, the Company completed two private placements, resulting in gross proceeds to the Company of $212,500.

The first offering completed on January 12, 2004 consisted of a private placement of 500,000 units at a price of $0.20 per unit for total proceeds of $100,000.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.255 per share, exercisable until January 12, 2006.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  Two officers and directors of the Company, one employee of the Company, one additional unaffiliated non-accredited investor, and four additional unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

In the second offering completed on November 23, 2004 the Company completed an offering of 750,000 units at a price of $0.15 per unit for total proceeds of $112,500.  Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.185 per share, exercisable on or before November 23, 2006.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act. The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  One officer and director of the Company, one employee of the Company, three additional unaffiliated non-accredited investors, and eight additional unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

The Company also received proceeds of $1,102,107 from the exercise of outstanding warrants in fiscal 2004.

Subsequent to the year end, the Company completed on February 24, 2005 a private placement of 1,500,000 units at a price of $0.10 per unit for total proceeds of $150,000.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.13 per share, exercisable until February 24, 2007.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act.  The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  One director of the Company, four employees of the Company and three additional unaffiliated non-accredited investors and six unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

The Company's independent accountants, in their report accompanying the Company's audited financial statements at and for the year ended December 31, 2004, have stated that there is substantial doubt about the Company's ability to continue as a going concern.  As of December 31, 2004, the Company had $9,341 in cash. The Company will require an additional $1.0 million to $1.5 million to finance operations for the fiscal 2005 and intends to obtain such financing through sales of its equity securities.  The threat to the Company's ability to continue as a going concern will be removed only when revenues have reached a level that sustains the Company's business operations.

Assuming the aforementioned $1.0 million to $1.5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of the Company's securities.  Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $2.0 million to $3.0 million for fiscal 2006.  The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

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

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-21 of this Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of USA Video:

Name	Age	Position	Period of Service
Edwin Molina	49	Director, Chief Executive Officer and President	Since 1998
Anton J. Drescher (1)	48	Director, Chief Financial Officer and Secretary	Since 1994
Maurice Loverso (1)	44	Director	Since 2003
Rowland Perkins (1) (2)	51	Director	Since 2005

(1)

Member of the Audit Committee

(2)

Appointed as director January 10, 2005

Anton Drescher, Edwin Molina, and Maurice Loverso were elected directors of USA Video in July 2004.  Rowland Perkins was appointed as director effective January 10, 2005.

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

Maurice Loverso – Director

Mr. Loverso has been an independent director of USA Video since May  2003.  He has been President of 3336298 Canada Inc. since 1996, providing financial consultation services to small capital public and private companies and has been a director of Group Intercapital Inc. since 1996, assisting a small cap venture capital firm with financial advice. Previously, from 1992 to 1995, he served as President of Almic Industries, a manufacturer of bathroom vanities and accessories and provided financial consultant services to USA Video from 1992 to 1994. From 1998 to 1999, he was a director of QR Canada Capital Inc., a public company listed for trading on the TSX.

Rowland Perkins – Director

Mr. Perkins was appointed as an independent director of USA Video as of January 10, 2005.  He has been President and a director of eBackup Inc., of Calgary, Alberta, since 2001.  He was previously The Alberta Regional Manager of Securitinet Storage Solutions from 1999 to 2001, Vice-President of Simul Corp. from 1997 to 1999 and President of Franchise Network from 1994 to 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2004.

To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2004, the Company's officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except as follows:

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

The Audit Committee of the Board of Directors consists of Anton J. Drescher, Maurice Loverso and Rowland Perkins (who was appointed effective January 10, 2005).  Anton J. Drescher serves as Chairman.  The Board of Directors had determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

Item 11. Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to USA Video's Chief Executive Officer (CEO), and to other persons serving as executive officers of the Company as of December 31, 2004, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$	$	$	$
Molina, Edwin CEO	2004 2003 2002	49,600 36,000 84,415	-0- -0- -0-	(1) 11,625 (2-5) 5,650 -0-	-0- -0- -0-	(6) 2,000,000 -0- (7) 900,000	-0- -0- -0-	-0- -0- -0-
Drescher, Anton CFO	2004 2003 2002	(8) 46,870 (8) 40,399 (8) 81,311	-0- -0- -0-	(9-10) 14,625 (11-14) 4,900 -0-	-0- -0- -0-	(15) 2,000,000 -0- (16) 750,000	-0- -0- -0-	-0- -0- -0-
Smith, Robert Former COO	2004 2003 2002	-0- -0- 27,139	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- (17) 500,000	-0- -0- -0-	-0- -0- -0-
Loverso, Maurice Director	2004 2003 2002	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(18) 250,000 -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)

In January 2004, Mr. Molina purchased 25,000 units (each comprised of one common share and one warrant to acquire one common share at $0.20 per share) at $0.255 per unit.  This compensation resulted from the difference between the $0.20 purchase price and the $0.255 warrant exercise price and the fair market price of $0.46 of the common shares on the date of issuance of the units.

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

(6)

In December 2004, Mr. Molina was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable on or before December 3rd, 2006.

(7)

In December 2002, Mr. Molina cancelled 900,000 stock options granted to him in February 2002.

(8)

Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for his services as an executive officer of the Company.

(9)

In January 2004, Mr. Drescher purchased 25,000 units (each comprised of one common share and one warrant to acquire one common share at $0.20 per share) at $0.255 per unit.  This compensation resulted from the difference between the $0.20 purchase price and the $0.255 warrant exercise price and the fair market price of $0.46 of the common shares on the date of issuance of the units.

(10)

In November 2004, Mr. Drescher purchased 40,000 units (each comprised of one common share and one warrant to acquire one common share at $0.15 per share) at $0.195 per unit.  This compensation resulted from the difference between the $0.15 purchase price and the $0.195 warrant exercise price and the fair market price of $0.21 of the common shares on the date of issuance of the units.

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

(15)

In December 2004, Mr. Drescher was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable on or before December 3rd, 2006.

(16)

In December 2002, Mr. Drescher cancelled 750,000 stock options granted to him in February 2002 and cancelled 200,000 stock options granted to him in December 2000.

(17)

In December 2002, Mr. Smith cancelled 500,000 stock options granted to him in February 2002.

(18)

In December 2004, Mr. Loverso was granted a stock option to purchase up to 250,000 shares of common stock at an exercise price of $0.25 per share, exercisable on or before December 3rd, 2006.

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended December 31, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date	0% ($)	5% ($)	10% ($)
Molina, Edwin	2,000,000	266%	0.25	0.20	12/03/2006	-0-	-0-	-0-
Drescher, Anton	2,000,000	266%	0.25	0.20	12/03/2006	-0-	-0-	-0-
Loverso, Maurice	250,000	33%	0.25	0.20	12/03/2006	-0-	-0-	-0-

(1)

A total of 5,000,000 stock options were granted to directors, employees and consultants in 2004. All stock options to employees and consultants expire on December 3, 2006.  In January 2005 a stock option was granted to Rowland Perkins, a director, to purchase up to 150,000 common share on or before January 10, 2007, at an exercise price of $0.35 per share and an employee exercised a portion of his stock option to purchase 100,000 common shares.  Accordingly, as of the date of this Report, a total of 5,050,000 stock options are outstanding.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2004 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realised ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Molina, Edwin	-0-	-0-	0 / 0	N/A	/ $0
Drescher, Anton	-0-	-0-	0 / 0	N/A	/ $0
Smith, Robert	-0-	-0-	0 / 0	N/A	/ $0
Maurice Loverso	-0-	-0-	0 / 0	N/A	/ $0

(1)

On December 31, 2004, the average of the high and low bid prices of the common shares on the OTC BB was $0.29.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 30th, 2005, the number of outstanding common shares of USA Video beneficially owned by (i) each person known to USA Video to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name	Shares Owned	Percentage of Class
Edwin Molina (1)	8,720,924	5.06%
Anton J. Drescher (2)	10,211,885	6.18%
Maurice Loverso (3)	250,000	N/A
Rowland Perkins (4)	162,500	0.12%
All Executive Officers and Directors as a Group (four persons)	19,345,309	11.36%

(1)

Includes 400,000 common shares underlying warrants and 2,000,000 common shares underlying stock options that are currently exercisable by Mr. Molina.  Mr. Molina's address is 83 Halls Road, Old Lyme, Connecticut.

(2)

Includes 115,000 common shares underlying warrants and 2,000,000 common shares underlying stock options that are currently exercisable by Mr. Drescher.  Mr. Drescher's address is 83 Halls Road, Old Lyme, Connecticut.

(3)

Includes 250,000 common shares underlying stock options that are currently exercisable by Mr. Loverso.  Mr. Loverso’s address is 83 Halls Road, Old Lyme, Connecticut.

(4)

Includes 150,000 common shares underlying stock options that are currently exercisable by Mr. Perkins.  Mr. Perkin’s address is 83 Halls Road, Old Lyme, Connecticut.

Item 13.  Certain Relationships and Related Transactions.

In 2004, the Company paid consulting fees of $46,870 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, in consideration of Mr. Drescher's services as an executive officer of the Company.

In January 2004, USA Video completed a private placement of 500,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.255 per share) at a price of $0.20 per unit, of which 400,000 units were sold to outside investors and 100,000 units were sold to officers, directors, and employees of the Company. Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.46 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (25,000 units) and Anton J. Drescher (25,000 units).

In November 2004, USA Video completed a private placement of 750,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.195 per share) at a price of $0.15 per unit, of which 660,000 units were sold to outside investors and 90,000 units were sold to officers, directors, and employees of the Company. Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.21 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (-0- units) and Anton J. Drescher (40,000 units).

In February 2005, USA Video completed a private placement of 1,500,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.13 per share) at a price of $0.10 per unit, of which 1,350,000 units were sold to outside investors and 150,000 units were sold to officers, directors, and employees of the Company. Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.12 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (-0- units) and Anton J. Drescher (50,000 units).

Item 14.  Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Goldstein Golub Kessler LLP for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by Goldstein Golub Kessler LLP during those periods.

Year ended December 31	2004	2003
Audit fees	$ 30,500	$ 22,547
Audit-related fees (1)	-0-	-0-
Tax fees (2)	-0-	-0-
All other fees (3)	-0-	-0-
Total	$ 30,500	$ 22,547

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

The Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2004.  The Audit Committee had concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Goldstein Golub Kessler LLP.

Goldstein Golub Kessler LLP has a continuing relationship with American Express Tax and Business Services Inc. (TBS) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services.  As a result of this arrangement, Goldstein Golub Kessler LLP has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of Goldstein Golub Kessler LLP.  Goldstein Golub Kessler LLP manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

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

(b)

Reports on Form 8-K

During the last quarter of the fiscal year covered by this Report, the registrant filed the filing reports on Form 8-K:

(i)

On October 20th, 2004, the Registrant announced that it joined forces with Lightning Media, and iO Film in a unique partnership combining extensive post-production and digital intermediate services with powerful anti-piracy security protection.  The new venture provides a streamlined, comprehensive solution for independent filmmakers to manage their projects, and will be introduced by the three companies in a shared exhibit space at the American Film Market in Santa Monica, CA, November 3 –10, 2004.

(ii)

On November 4th, 2004, the Registrant announced that MediaSentinelT82;, the RegistrantR17;s robust forensic digital watermarking technology that provides content owners, digital video producers, distributors and infrastructure providers with a powerful weapon in the fight to deter video piracy now features SmartMarkT82;, a media content advanced piracy protection software.

(iii)

On January 10th, 2005, the Registrant announced the appointment of Rowland Perkins, as a director.  Mr. Perkins is the President and a director of eBackup Inc., a Calgary based company which provides customers with full back up, archiving, data management and restoration of electronic data by hard-wired or wireless internet or dedicated Virtual Private Network access to its computers and systems.  Mr. Perkins was also granted a stock option to purchase up to an aggregate of 150,000 shares at any time on or before January 10, 2007, at an exercise price of $0.35 Cdn. ($0.29 US) per share.  Mr. Perkins was also appointed as an independent member of the Audit Committee.

(iv)

On January 31st, 2005, the Registrant announced that the Honorable Judge Kent A. Jordan of the U.S. District Court for the District of Delaware entered an order of summary judgment against the Registrant in its patent infringement litigation against Movielink LLC.  It is the court's determination that Movielink does not infringe the Registrant's U.S. patent No. 5,130,792 because of the way certain components of Movielink's accused system operate.

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

Date: March 31st, 2005

Edwin Molina

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edwin Molina

Chief Executive Officer, Director

March 31st, 2005

-----------------------

Edwin Molina

/s/ Anton J. Drescher

Chief Financial Officer, (principal

March 31st, 2005

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

March 31st, 2005

-----------------------

Maurice Loverso

/s/ Rowland Perkins

Director

March 31st, 2005

-----------------------

Rowland Perkins

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

March 31st, 2005

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

March 31st, 2005

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of USA Video Interactive Corp. (the “Company”) on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edwin Molina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Edwin Molina

Edwin Molina,

Chief Executive Officer

March 31st, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of USA Video Interactive Corp. (the “Company”) on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

March 31st, 2005

USA VIDEO INTERACTIVE CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-3

Consolidated Financial Statements:

   Balance Sheets

F-4

   Statements of Operations

F-5

   Statements of Comprehensive Operations

F-6

   Statements of Stockholders' Equity (Deficiency)

F-7

   Statements of Cash Flows

F-8

   Notes to Consolidated Financial Statements

  F-9 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Video Interactive Corp.

We have audited the accompanying consolidated balance sheets of USA Video Interactive Corp. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video Interactive Corp. and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from operations and has a net working capital deficiency and a stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

March 8, 2005

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 9,341	$ 52,566
Accounts receivable	-	1,400
Prepaid expenses and other current assets	18,536	16,745
Total current assets	27,877	70,711
Property and Equipment - at cost, net of accumulated depreciation of $16,069	-	-
Other Assets, net of accumulated amortization of $17,984 and $14,661, respectively	38,504	41,827
Prepaid rent	23,120	-
Deferred Tax Assets, net of valuation allowance of and $8,517,000
$8,182,000, respectively	-	-
Total Assets	$ 89,501	$ 112,538
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 556,714	$ 646,519
Due to related parties	160	3,121
Total current liabilities	556,874	649,640
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 250,000,000 shares, issued and outstanding 130,435,088 and
115,971,088 shares, respectively	32,810,318	31,336,751
Accumulated deficit	(33,277,691)	(31,873,853)
Stockholders' deficiency	(467,373)	(537,102)
Total Liabilities and Stockholders' Deficiency	$ 89,501	$ 112,538

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,	2,004	2003	2002

Revenue	$ 4,700	$ 3,920	$ 156,976

Expenses:
Cost of sales	3,379	2,885	88,377
Research and development	276,302	66,350	277,149
Selling, general and administrative (includes non- cash compensation charges of approximately $106,000)	1,071,359	613,750	859,736
Depreciation and amortization	3,323	19,391	439,516
Impairment loss on long-lived assets	-	100,246	453,832
Non-cash compensation charges	53,250	14,430	38,154

Total expenses	1,407,613	817,052	2,156,764
Loss from operations	(1,402,913)	(813,132)	(1,999,788)

Other income (expense), net:
Interest income (expense) (net of interest income
of $208, $102 and $149, respectively)	(1,639)	(12,722)	(20,031)
Other	714	128,442	(93,319)

	(925)	115,720	(113,350)
Net loss	$ (1,403,838)	$ (697,412)	$ (2,113,138)

Net loss per share - basic and diluted	$ (.01)	$ (.01)	$ (.02)
Weighted-average number of common shares outstanding -
Weighted-average number of common shares outstanding - basic and diluted	122,737,060	110,020,144	96,873,855

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year ended December 31,	2004	2003	2002

Net loss	$ (1,403,838)	$ (697,412)	$ (2,113,138)

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	-	-	86,487

Comprehensive loss	$ (1,403,838)	$ (697,412)	$ (2,026,651)

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
	Common Stock and		Accumulated		Stockholders'
	Additional Paid-in Capital		Other Comprehensive	Accumulated	Equity
	Shares	Amount	Income (Loss)	Deficit	(Deficiency)

Balance at January 1, 2002	91,745,088	$29,492,071	$(86,487)	$(29,063,303)	$ 342,281
Issuance of common stock and common stock warrants for cash	12,000,000	827,681	-	-	827,681
Non-cash compensation charges	-	38,154	-	-	38,154
Change in unrealized gain (loss) on investments	-	-	86,487	-	86,487
Net loss	-	-	-	(2,113,138)	(2,113,138)

Balance at December 31, 2002	103,745,088	30,357,906	-	(31,176,441)	(818,535)
Issuance of common stock and common stock warrants for cash	8,750,000	655,877	-	-	655,877
Issuance of common stock upon exercise of warrants	3,476,000	308,538	-	-	308,538
Non-cash compensation charges	-	14,430	-	-	14,430
Net loss	-	-	-	(697,412)	(697,412)

Balance at December 31, 2003	115,971,088	31,336,751	-	(31,873,853)	(537,102)
Issuance of common stock and common stock warrants for cash	1,250,000	212,500	-	-	212,500
Issuance of common stock upon exercise of warrants	13,214,000	1,102,107	-	-	1,102,107
Non-cash compensation charges	-	158,960	-	-	158,960
Net loss	-	-	-	(1,403,838)	(1,403,838)
Balance at December 31, 2004	130,435,088	$32,810,318	$ - 0 -	$(33,277,691)	$ (467,373)

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2004	2003	2002
Cash flows from operating activities:
Net loss	$ (1,403,838)	$ (697,412)	$(2,113,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,323	19,391	439,516
Impairment loss on long-lived assets	-	100,245	452,833
Gain on sale of equipment	(500)	(24,626)	-
Gain on settlement of accounts payable	(214)	(89,159)	-
Non-cash compensation charge	158,960	14,430	38,154
Loss on sale of investments - related parties	-	-	93,319
Bad debts	-	-	17,753
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,400	-	11,747
Decrease (increase) in inventory	-	-	12,000
(Increase) decrease in prepaid expenses and other current assets	(1,791)	(6,172)	33,039
(Increase) in prepaid rent	(23,120)	-	-
(Decrease) increase in accounts payable and accrued expenses	(89,591)	(346,821)	134,082
(Decrease) increase in due to related parties	(2,961)	(50,059)	(38,300)
Net cash used in operating activities	(1,358,332)	(1,080,183)	(918,995)
Cash flows from investing activities:
Proceeds from equipment sales	500	119,626	-
Proceeds from sale of investments - related parties	-	-	35,784
Net cash provided by investing activities	500	119,626	35,784
Cash flows from financing activity - proceeds from the
issuance of common stock and warrants	1,314,607	964,415	827,681
Net increase (decrease) in cash and cash equivalents	(43,225)	3,858	(55,530)
Cash and cash equivalents at beginning of year	52,566	48,708	104,238
Cash and cash equivalents at end of year	$ 9,341	$ 52,566	$ 48,708
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 1,847	$ 12,824	$ 20,180

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

USA Video Interactive Corp. (the "Company") is a designer of high-tech Internet streaming video-on-demand systems, services and solutions.  At December 31, 2004 and for the three-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $1,403,838, $697,412 and $2,113,138 for the years ended December 31, 2004, 2003 and 2002, respectively.  In addition, the Company has a working capital deficiency of approximately $529,000 and a stockholders’ deficiency of approximately $467,000 at December 31, 2004. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due, which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and to the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

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

Deferred rent represents payments made to a landlord at the inception of the lease.  The amount is being amortized over the term of the lease (5 years). Amortization expense through December 31, 2004 amounted to approximately $5,000.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue from hardware product sales is recognized when the product has been shipped and the collection of payment is reasonably assured.  Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances.  Engineering services sales are recognized upon the service having been provided.

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

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 2004, 2003 and 2002 would have been as follows:

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31	2004	2003	2002
Net loss As reported	$ (1,403,838)	$ (697,412)	$(2,113,138)
Add: Stock compensation expense included in reported net loss	53,250	- 0 -	38,154
Deduct: Total stock based compensation expense determined under fair value based method for all awards	(867,143)	- 0 -	(378,338)
Pro forma	$ (2,217,731)	$ (697,412)	$(2,453,322)
Loss per common share Basic and diluted: As reported	$ (.02)	$ (.01)	$ (.02)
Pro forma	$ (.02)	$ (.01)	$ (.03)
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
Year ended December 31	2004	2003	2002
Expected dividend yield	- 0 -	N/A	- 0 -
Risk-free interest rate	3.04%	N/A	3.03%
Volatility	144%	N/A	137%
Expected life (years)	2	N/A	2

Certain options were granted to key employees and consultants at option prices below market price. In accordance with APB Opinion No. 25, compensation expense has been recorded based on the difference between the option price and the market price on the date of the option. The total amount of such compensation for 2004, 2003 and 2002 were approximately $53,000, $-0- and $38,000, respectively.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes are accounted for under the liability method.  Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for operating loss carry forwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company periodically evaluates the reliability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period.  The aggregate effect of translation adjustments is immaterial at December 31, 2004 and 2003.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants.  Potential common stock amounts of approximately 10,407,000, 17,431,000 and 21,800,000 for the years ended December 31, 2004, 2003 and 2002, respectively, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payments" (“SFAS 123(R)").  SAFS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  SFAS 123(R) is effective for the beginning of the 3rd Quarter of the Company's 2005 fiscal year.  The new standard allows for two transition alternatives, either the modified-prospective method or the modified retrospective method.  The Company has not completed its evaluation of SFAS 123(R) and therefore has not selected a transition method or determined the impact that adoption SFAS 123(R) will have on its results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. MAJOR CUSTOMERS:

During the years ended December 31, 2004 and 2003 one customer accounted for 100% of total revenue.  During the year ended December 31, 2002 three customers accounted for approximately 36%, 32% and 12% of total revenue.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	Prepaid expenses and other current assets consist of the following:
	December 31,	2004	2003
	Prepaid Rent	$13,380	$ 3,700
	Taxes Receivable	4,754	7,638
	Other (none in excess of 5% of current assets)	402	5,407
		$18,536	$16,745

5. OTHER ASSETS:	Other assets consist of the following amortized intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Patents and patents pending	$56,488	$17,984
Aggregate Amortization Expense: For the year ended December 31, 2004		$3,323
Estimated Amortization Expense: For the year ending December 31,
2005		$3,323
2006		3,323
2007		3,323
2008		3,323
2009		3,323

6. PROPERTY AND EQUIPMENT:	Property and equipment, at cost, consists of the following:

December 31,	2004	2003	Estimated Useful Life
Office Equipment	$ 16,069	$ 16,069	5 years
Less accumulated depreciation	16,069	16,069
	$ - 0 -	$ - 0 -

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense amounted to $-0-, $16,069 and $435,193  for the years ended December 31, 2004, 2003 and 2002, respectively.

During the year ended December 31, 2003 and 2002, the Company recorded impairment losses of approximately $100,000 and $454,000, respectively (Note 13).

At December 31, 2003 and 2002 as a result of the Company recording an impairment loss, the cost of the property and equipment has been adjusted to reflect the new carrying amount. This new cost will be depreciated over the remaining useful lives of the assets.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES	Accounts payable and accrued expenses consist of the following:
	December 31,	2004	2003
	Accounts payable	$ 187,301	$ 166,860
	Accrued professional fees	55,584	57,987
	Accrued payroll and related tax withholdings	282,426	385,569
	Deferred revenues	18,800	23,500
	Amounts due for purchased computer equipment	12,603	12,603
		$ 556,714	$ 646,519

8. COMMITMENTS AND CONTINGENCIES:

The Company leases its office space under a non-cancelable operating lease, expiring in November 2005. The minimum rental commitment of this lease is approximately $16,000. Rent expense amounted to $44,975, $42,215 and $56,535 for the years ended December 31, 2004, 2003 and 2002, respectively.

On April 10, 2003, the Company announced that a subsidiary had filed a lawsuit in U.S. District Court for the District of Delaware against Movielink, LLC.  The Company alleges that Movielink, a Delaware company, has infringed and continues to infringe on the Company’s patented online movie delivery System.

On January 28, 2005, the Court issued an opinion and order granting summary judgment in favor of Movielink, based on the Court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of the Company’s patent) in light of the Court’s construction of the term “initiates.”  The Company filed a motion for reconsideration on February 11, 2005, asking the Court to reconsider its ruling on that point, to decide the remaining aspects of the claim construction and the other pending motions, and to permit the Company’s case to proceed to trial.  Movielink filed its opposition to the Company’s motion for the reconsideration on February 28, 2005.  The parties are presently awaiting the Court’s decision.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At this time, Company counsel is not able to conclude that it is either “probable” or “remote” (as those terms are defined in the Statement of Policy) that the Court will reconsider its January 28, 2005 summary judgment decision in favor of Movielink, and, accordingly expresses no opinion as to the outcome of this matter.

If the Company were to lose its motion for the reconsideration, the litigation would be concluded in the District Court.  In that event, and unless the decision were appealed successfully by the Company, the Company would be liable for Movielink’s “costs” under the Federal Rules of Evidence (including such items as deposition transcription costs, but not attorneys’ fees), which could involve a loss in excess of $5,000.  Additionally, Movielink has signaled its intention to argue that the Company initiated and has maintained the litigation in bad faith. In the event that Movielink were to prevail on such an argument, the Company could be exposed to a judgment for Movielink’s attorney’s fees – an amount which the Company’s counsel is not in a position to estimate but which certainly would exceed $5,000.

The Company is party to a default judgment entered against one of the Company's subsidiaries.  During the year ended December 31, 1995, a claim was made against the Company for the total amount payable under the terms of a lease with one of the Company's subsidiaries for office space in Dallas, Texas through  2002.  The Company's management is of the opinion that the amount payable under the terms of this judgment is not estimable or determinable at this time and may be substantially mitigated by the landlord’s renting the property to another party.  The range of possible loss is from $-0- to approximately $500,000.  Any settlement resulting from the resolution of this contingency will be accounted for in the period of settlement when such amounts are estimable or determinable.

9. STOCKHOLDERS' EQUITY:

On June 28, 2002, the Company issued 7,085,000 units to investors at a price of $0.07 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.085 per share.

On June 28, 2002, the Company issued 2,915,000 units to employees at a price of $0.07 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.085 per share.

On December 31, 2002, the Company issued 1,275,000 units to investors at a price of $0.064 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.064 per share

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2002, the Company issued 725,000 units to employees at a price of $0.064 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.064 per share.

On February 14, 2003, the Company issued 2,200,000 units to investors at a price of $0.0657 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.0657 per share.

On February 14, 2003, the Company issued 550,000 units to employees at a price of $0.0657 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.0657 per share.  The Company charged operations for approximately $2,400 representing the differential between the fair value and the purchase price of the common stock and for approximately $2,400 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

On April 7, 2003, the Company issued 1,200,000 units to investors at a price of $0.068 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.075 per share.

On April 7, 2003, the Company issued 300,000 units to employees at a price of $0.068 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.075 per share.  The Company charged operations for approximately $3,000 representing the differential between the fair value and the purchase price of the common stock and for approximately $900 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

On May 30, 2003, the Company issued 1,300,000 units to investors at a price of $0.088 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.1175 per share.  The Company charged operations for approximately $2,800 representing the differential between the fair value and the purchase price of the common stock.

On May 30, 2003, the Company issued 200,000 units to employees at a price of $0.088 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.1175 per share.

On September 23, 2003, the Company issued 2,800,000 units to investors at a price of $0.08 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.095 per share.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 23, 2003, the Company issued 200,000 units to employees at a price of $0.08 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.095 per share.  The Company charged operations for approximately $3,000 representing the differential between the fair value and the purchase price of the common stock.

From January 1, 2003 to December 31, 2003, the Company issued 3,476,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $0.065 to $0.26 per common share.

On January 12, 2004, the Company issued 400,000 units to investors at a price of $0.200 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.255 per share.

On January 12, 2004, the Company issued 100,000 units to employees at a price of $0.200 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.255 per share.  The Company charged operations for approximately $26,000 representing the differential between the fair value and the purchase price of the common stock and for approximately $20,000 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

On November 24, 2004, the Company issued 660,000 units to investors at a price of $0.15 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.195 per share.

On November 24, 2004, the Company issued 90,000 units to employees at a price of $0.15 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.195 per share.  The Company charged operations for approximately $5,000 representing the differential between the fair value and the purchase price of the common stock and for approximately $1,000 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

From January 1, 2004 to December 31, 2004, the Company issued 13,214,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $0.064 to $0.255 per common share.

In December 2004, the Company issued options to acquire 550,000 shares of common stock at $0.25 per share to consultants.  The Company charged operations for the fair value of these options, approximately $106,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operation.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the status of the Company's options and changes during the years is presented below:

Year ended December 31	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	25,000	$0.50	25,000	$0.50	3,560,000	$2.18
Granted	5,000,000	$0.25	- 0 -	$0.00	5,700,000	$0.50
Exercised	- 0 -	$0.00	- 0 -	$0.00	- 0 -	$0.00
Cancelled/expired	(25,000)	$0.50	- 0 -	$0.00	(9,235,000)	$1.15
Outstanding at end of year	5,000,000	$0.25	25,000	$0.50	25,000	$0.50
Options exercisable at year end	5,000,000		25,000		25,000
Weighted average fair value of options granted during the year		$0.19		$0.50		$0.50

In October and December 2002, the Company cancelled substantially all the outstanding options.

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighed Average Exercise Price
$0.25	5,000,000	1.9	$0.25	5,000,000	$0.25

Warrants to purchase shares of common stock are as follows:

Year ended December 31,	2004		2003		2002
	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price

Outstanding at beginning of year	17,431,000	$0.064 - $0.1175	21,800,000	$0.064 - $0.80	10,990,000	$0.26 - $4.00
Issued	1,250,000	$0.135 - $0.195	8,750,000	$0.0657-$0.1175	12,000,000	$0.064 - $0.80
Exercised	(13,214,000)	$0.64 - $0.255	(3,476,000)	$0.064 - $0.26	- 0 -	$0.00
Expired	(60,000)	$0.085	(9,643,000)	$0.26 - $0.66	(1,190,000)	$1.50 - $4.00
Outstanding at end of year	5,407,000	$0.0657 - $0.195	17,431,000	$0.064 - $0.1175	21,800,000	$0.064 - $0.80

11. INCOME TAXES:

As of December 31, 2004 the Company had deferred tax assets resulting primarily from net operating loss carryforwards of approximately $25,000,000, which are available to offset future taxable income, if any, through 2024.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2004	2003
Net operating loss carryforwards	$ 8,517,000	$ 8,148,000
Allowance for doubtful accounts	-	34,000
Unrealized gains (losses) on investments	-	-
Valuation allowance	(8,517,000)	(8,182,000)
Net deferred tax assets	$ - 0 -	$ - 0 -

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2003	2002
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 - %	- 0 - %

12. RELATED PARTY TRANSACTIONS:

Due to related parties at December 31, 2004 and 2003 of $160 and $3,121, respectively, primarily consist of advances made from officers of the Company that accrue interest at 1.25% per month and amounts due to directors for services which are non-interest bearing and are due on demand.  The estimated fair value of the amounts payable approximates the carrying amount based on rates available for similar loans.

13. IMPAIRMENT OF LONG-LIVED ASSETS :

As the result of the Company’s inability to raise revenues in accordance with the corporate business plan, the company continued operating at a loss for the year ended December 31, 2003 and 2002.  As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard (‘SFAS”) 144 “Accounting of the Impairment or Disposal of Long-Lived Assets”.  As a result of this impairment review, the Company recorded impairment losses of approximately $100,000 and $454,000, respectively to reduce the carrying value of these assets to its estimated fair value.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):	The following table summarizes selected quarterly data for the years ended December 31, 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2003:
Revenue	$ - 0 -	$ - 0 -	$ - 0 -	$ 3,920	$ 3,920
Expenses	(140,690)	(148,113)	(224,312)	(188,217)	(701,332)
Net Loss	(140,690)	(148,113)	(224,312)	(184,297)	(697,412)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
2004:
Revenue	$ 4,700	$ - 0 -	$ - 0 -	$ - 0 -	$ 4,700
Expenses	(269,411)	(293,955)	(320,023)	(525,149)	(1,408,538)
Net Loss	(264,711)	(293,955)	(320,023)	(525,149)	(1,403,838)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

15. SUBSEQUENT EVENTS

In February 2005, the Company issued 1,350,000 units to investors at a price of $0.10 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.135 per share

In February 2005, the Company issued 150,000 units to employees at a price of $0.10 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.135 per share.  The Company will charge operations for any differential between the fair value and the purchase price of the common stock and for any differential between the fair value of the common stock underlying the warrants and the exercise price of the warrants.