Form 10-Q
period 2005-03-31
USA VIDEO INTERACTIVE CORP
filed 2005-05-16
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number: 0-29651

USA VIDEO INTERACTIVE CORP.

(Exact name of registrant as specified in its charter)

WYOMING                                                                  06-1576391

(State or Other Jurisdiction of                               (I.R.S. Employer Identification No.)

Incorporation or Organization)

83 Halls Road – P.O. Box 245, Old Lyme, Connecticut                06355

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

At May 12th, 2005, there were 133,698,096 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 3,543	$ 9,341
Prepaid expenses and other current assets	11,820	18,536
Total current assets	15,363	27,877
Property and Equipment - at cost, net of accumulated depreciation of $16,069	-	-

Other Assets, net of accumulated amortization of $18,815 and $17,984, respectively	37,673	38,504

Prepaid rent	22,274	23,120
Deferred Tax Assets, net of valuation allowance of $8,660,000 and $8,517,000, respectively	-	-
Total Assets	$ 75,310	$ 89,501
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 556,332	$ 556,714
Due to related parties	160	160
Total current liabilities	556,492	556,874
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital – no par value; authorized 250,000,000 shares, issued and outstanding 132,851,422 and 130,435,088, respectively	33,058,216	32,810,318
Accumulated deficit	(33,539,398)	(33,277,691)
Stockholders' deficiency	(481,182)	(467,373)
Total Liabilities and Stockholders' Deficiency	$ 75,310	$ 89,501

See accompanying notes

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

Three months ended March 31	2005	2004
	(Unaudited)

Revenue	$ 18,800	$ 4,700

Expenses:
Cost of sales	5,000	3,379
Research and development	52,000	61,202
Selling, general and administrative	223,239	203,110
Depreciation and amortization	831	831
Total expenses	281,070	268,522
Loss from operations	(262,270)	(263,822)

Other income (expense)
Interest (expense)	(11)	(1,181)
Other	574	292
	563	(889)

Net loss	$ (261,707)	$ (264,711)

Net loss per share - basic and diluted	$ (.00)	$ (.00)

Weighted-average number of common shares outstanding - basic and diluted	131,549,230	116,835,007

See accompanying notes

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock

			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2004	130,435,088	$32,810,318	$ (33,277,691)	$ (467,373)

Issuance of common stock and common stock warrants for cash	1,500,000	150,000	-	150,000

Issuance of common stock upon exercise of warrants	766,334	57,398	-	57,398

Issuance of common stock upon exercise of stock options	150,000	37,500	-	37,500
Noncash compensation charges		3,000	-	3,000
Net loss	-	-	(261,707)	(261,707)

Balance at March 31, 2005	132,851,422	$33,058,216	$ (33,539,398)	$ (481,182)

See accompanying notes

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Three months ended March 31	2005	2004
	(Unaudited)

Cash flows from operating activities:
Net loss	$ (261,707)	$ (264,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	831	831
Noncash compensation charge	3,000	46,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	7,562	70
(Decrease) in accounts payable and accrued expenses	(382)	(20,888)
Net cash used in operating activities	(250,696)	(238,198)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	244,898	198,133
Net cash provided by financing activities	244,898	198,133

Net (decrease) in cash and cash equivalents	(5,798)	(40,065)

Cash and cash equivalents at beginning of period	9,341	52,566
Cash and cash equivalents at end of period	$ 3,543	$ 12,501

See accompanying notes

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2005

(Unaudited)

(Stated in US Dollars)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $261,707 for the three month period ended March 31, 2005 and, in addition the Company incurred losses of $1,403,838 and $697,412 for the years ended December 31, 2004 and 2003, respectively.  These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2005

(Unaudited)

(Stated in US Dollars)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at March 31, 2005 and 2004.

NOTE C – COMMON STOCK

On February 25, 2005, the Company issued 1,350,000 units to investors at $.100 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.13 per share.

On February 25, 2005, the Company issued 150,000 units to employees at $.100 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.13 per share. The company charged operations for approximately $3,000 representing the differential between the fair value and the purchase price of the common stock and for approximately $-0- representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

From January 1, 2005 to March 31, 2005, the Company issued 766,333 shares of common stock upon the exercising of warrants with exercise prices ranging from $.0657 to $.1175 per common share and issued 150,000 shares of common stock upon the exercising of stock options with exercise price of $.25.

NOTE  D - CONTINGENT LIABILITY

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

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2005

(Unaudited)

(Stated in US Dollars)

NOTE  D - CONTINGENT LIABILITY (continued)

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

NOTE  E – STOCK BASED COMPENSATION

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three month periods ended March 31, 2005 and 2004 would have been as follows:

NOTE  E – STOCK BASED COMPENSATION (continued)

Three months ended March 31	2005	2004

Net loss:
As reported	$ (261,707)	$ (264,711)

Add: Stock-based compensation expense
included in reported net loss	3,000	46,500

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards	(3,000)	(72,000)
Pro forma	$ (261,707)	$ (290,211)

Loss per common share-basic and diluted:
As reported	$ (0.00)	$ (0.00)

Pro forma	$ (0.00)	$ (0.00)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations.  The revised statement is effective for the Company beginning January 1, 2006.  It is expected to have an impact on the Company’s consolidated financial statements similar to the pro forma disclosure under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”(“SFAS 123”).

NOTE  F – PREPAID RENT

Prepaid rent represents payment made to the landlord at inception of the lease.  This amount is being amortized over the life of the lease (5 years).

NOTE  H – SUBSEQUENT EVENTS

From April 1, 2005 to May 13, 2005, the Company issued 846,667 shares of common stock upon the exercising of warrants at exercise prices of $.075 per common share.

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

CAUTIONARY STATEMENT

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q ("Report") are forward looking.  The words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our Annual Report on Form 10-K, as well as in other documents we file with the Securities and Exchange Commission ("SEC").

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

CRITICAL ACCOUNTING POLICIES (AND ESTIMATES)

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

•

Revenue recognition;

•

Impairment or disposal of long-lived assets; and

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

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2005 were $18,800, compared to revenues of $4,700 for the three-month period ended March 31, 2004.  We discontinued the sale of select services from our prototype StreamHQ(TM) after customers' satisfaction and proof of concept.  We no longer sell our individual functions of StreamHQ(TM).  We intend to continue to develop and expand our StreamHQ(TM) services business, while pursuing opportunities to sell replicated StreamHQ(TM) systems to corporations and organizations that prefer systems solutions to services.

Cost of Sales

The cost of sales for the three months ended March 31, 2005 was $5,000, as compared to $3,379 for the comparable period of 2004.  The increase in cost of sales is directly attributable to the increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for our day-to-day operations.  Management continues to carry out due diligence in our patent infringement suit, which has increased operating costs.

Selling, general and administrative expenses for the three months ended March 31, 2005 increased $20,129 to $223,239 from $203,110 for the three months ended March 31, 2004.    The increase was the result of expenses incurred related to the patent infringement suit.

Professional fees for the three months ended March 31, 2005, increased to $133,249 from $27,666 for the comparable period of 2004.  The increase was due to due diligence carried out in our patent infringement suit.

Product marketing expenses for the three months ended March 31, 2005 was $16,011, as compared to $37,940 for the comparable period of 2004.  The decrease was due to management decision to change the Company’s marketing plan.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel(TM) technology.  Research and development expenses decreased to $52,000 for the three months ended March 31, 2005, from $61,202 for the comparable period in 2004.  We are continuing to develop our MediaSentinel(TM) technology.

Non-Cash Compensation Charges

Non-cash compensation charges for the three months ended March 31, 2005 and 2004 of $3,000 and $46,500, respectively, was due to the issuance of common shares and share purchase warrants to our officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance. Because the rules of the TSX Venture Exchange require that the offering price for privately placed securities of listed companies be set when the offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for the remainder of 2005.  Our net loss for the three months ended March 31, 2005 was $261,707, compared with a net loss of $264,711 for the three months ended March 31, 2004.  Although the net losses were not significantly different between the three months ended March 31, 2005 and March 31, 2004, the expenses related to the patent infringement lawsuit for the three months ended March 31, 2005 were significantly higher than the same period in 2004 and the marketing costs for the three months ended March 31, 2004 were significantly higher than the same period in 2005 and.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had a cash position of $3,543, compared to $9,341 at December 31, 2004.

We will require additional financing to fund current operations through the remainder of 2005.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.0 million to $1.5 million to finance operations through fiscal 2005 and we intend to seek such financing through sales of our equity securities.

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

To date, we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses. For the three months ended March 31, 2005, we had a net loss of $261,707.  As of March 31, 2005, we had an accumulated deficit of $33,539,398 and a working capital deficit of $541,129.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so.  If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.

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

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IN THE NEXT FEW MONTHS WE MAY NOT BE ABLE TO MAINTAIN OPERATIONS AT CURRENT LEVELS.

We require substantial additional financing to maintain operations at current levels for fiscal 2005.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY.

We seeks to protect our proprietary rights through a combination of patents, trade secret and trademark laws, confidentiality procedures and contractual provisions with employees and third parties.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we consider as proprietary.  Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others.  Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm our business and operating results.

OUR LAWSUIT AGAINST MOVIELINK MAY RESULT IN A JUDGMENT AGAINST US IF WE ARE NOT SUCCESSFUL IN OUR MOTION FOR RECONSIDERATION

The U.S. District Court for the District of Delaware ruled in favour of Movielink, LLC on our lawsuit that alleged that Movielink, a Delaware company, has infringed and continues to infringe on our patented online movie delivery system.  The decisions was based on the Court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of our patent) in light of the Court’s construction of the term “initiates.”  We filed a motion for reconsideration on February 11, 2005, asking the Court to reconsider its ruling on that point, to decide the remaining aspects of the claim construction and the other pending motions, and to permit our case to proceed to trial.  Movielink filed its opposition to our motion for the reconsideration on February 28, 2005.  The parties are presently awaiting the Court’s decision.

If we were to lose our motion for the reconsideration, the litigation would be concluded in the District Court.  In that event, and unless the decision were appealed successfully by us, we would be liable for Movielink’s “costs” under the Federal Rules of Evidence (including such items as deposition transcription costs, but not attorneys’ fees), which could involve a loss in excess of $5,000.  Additionally, Movielink has signaled its intention to argue that we initiated and have maintained the litigation in bad faith.  In the event that Movielink were to prevail on such an argument, we could be exposed to a judgment for Movielink’s attorney’s fees – an amount which our legal counsel is not in a position to estimate but which certainly would exceed $5,000.

THERE IS NO ASSURANCE THAT OUR PATENTS WON’T BE CHALLENGED, INVALIDATED OR CIRCUMVENTED

There can be no assurance that our current or future patents, if any, will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to us.  In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology.  In addition, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States.  We intend to enforce its proprietary rights through the use of licensing agreements and, when necessary, litigation.  Although we believe the protection afforded by our patents, patent applications, and trademarks has value, the rapidly changing technology in the video transmission industry makes our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on patent and trademark protection.

OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, CAUSING US TO INCUR SIGNIFICANT COSTS OR PREVENT US FROM LICENSING OUR PRODUCTS.

Other companies, including our competitors, may have or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or license our products.  We cannot be certain that our products do not and will not infringe patents or other proprietary rights of others.  We may be subject to legal proceedings, including claims of alleged infringement by us of the intellectual property rights of third parties.  If a successful claim of infringement is brought against us and we fail to or are unable to license the infringed technology on commercially reasonable terms, our business and operating results could be significantly harmed.  Companies in the technology market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights.  Although we are not currently subject to any litigation or claims, any future claims, whether or not valid, could result in substantial costs and diversion of resources with no assurance of success.  Intellectual property litigation or claims could force us to do one or more of the following:

•

cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•

obtain a license from the holder of the infringed intellectual property right, which license may not be available on commercially reasonable terms, or at all; or

•

redesign our products or services.

If we are forced to take any of these actions, our business could be substantially harmed.

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

On January 28, 2005, the Court issued an opinion and order granting summary judgment in favor of Movielink, based on the Court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of the Company’s patent) in light of the Court’s construction of the term “initiates.”  We filed a motion for reconsideration on February 11, 2005, asking the Court to reconsider its ruling on that point, to decide the remaining aspects of the claim construction and the other pending motions, and to permit our case to proceed to trial.  Movielink filed its opposition to our motion for the reconsideration on February 28, 2005.  The parties are presently awaiting the Court’s decision.

At this time, our legal counsel is not able to conclude that it is either “probable” or “remote” (as those terms are defined in the Statement of Policy) that the Court will reconsider its January 28, 2005 summary judgment decision in favor of Movielink, and, accordingly expresses no opinion as to the outcome of this matter.

If we were to lose our motion for the reconsideration, the Litigation would be concluded in the District Court.  In that event, and unless the decision were appealed successfully by us, we would be liable for Movielink’s “costs” under the Federal Rules of Evidence (including such items as deposition transcription costs, but not attorneys’ fees), which could involve a loss in excess of $5,000.  Additionally, Movielink has signaled its intention to argue that we initiated and have maintained the litigation in bad faith.  In the event that Movielink were to prevail on such an argument, we could be exposed to a judgment for Movielink’s attorney’s fees – an amount which our legal counsel is not in a position to estimate but which certainly would exceed $5,000.

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

Item 2.

Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2005, we completed an offering of 1,500,000 units at a price of $0.10 per unit for total proceeds of $150,000.  Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.13 per share, exercisable on or before February 25, 2007.

The offer and sale of the units were exempt from registration pursuant to section 4(2) of the Securities Act, Rule 701 and Rule 506 of Regulation D promulgated thereunder.  We limited the manner of the offering and provided disclosure regarding the offering and our company to the investors.  Two of our officers and directors, one employee, one additional unaffiliated non-accredited investor, and four additional unaffiliated accredited investors purchased the securities.   We believe that a portion of these sales were also exempt under Regulation S under the Securities Act, as such sales were made in offshore transactions to non-U.S. persons.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On January 10th, 2005, we announced the appointment of Rowland Perkins, as a director.  Mr. Perkins is the President and a director of eBackup Inc., a Calgary based company which provides customers with full back up, archiving, data management and restoration of electronic data by hard-wired or wireless internet or dedicated Virtual Private Network access to its computers and systems.  Mr. Perkins was also granted a stock option to purchase up to an aggregate of 150,000 shares at any time on or before January 10, 2007, at an exercise price of $0.35 Cdn. ($0.29 US) per share.  Mr. Perkins was appointed as an independent member of the Audit Committee.

(ii)

On January 31st, 2005, we announced that the Honorable Judge Kent A. Jordan of the U.S. District Court for the District of Delaware entered an order of summary judgment against us in our patent infringement litigation against Movielink LLC.  It is the court's determination that Movielink does not infringe our U.S. patent No. 5,130,792 because of the way certain components of Movielink's accused system operate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:   May 13th, 2005

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Edwin Molina

-----------------------------------

Name: Edwin Molina

Title: President and Chief Executive Officer

Date: May 13th, 2005

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Anton J. Drescher

------------------------------------

Name: Anton J. Drescher

Title: Secretary and Chief Financial Officer

Date:  May 13th, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edwin Molina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1.

this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2.

the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

By: /s/ Edwin Molina

-----------------------------------

Name: Edwin Molina

Title: President and Chief Executive Officer

Date: May 13th, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Date: May 13th, 2005