Form 10-K/A
period 2004-12-31
USA VIDEO INTERACTIVE CORP
filed 2005-07-21
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Yes      .. No  X

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at July 15th, 2005 (computed by reference to average of the bid and asked price on the NASD OTC Bulletin Board of the common shares on such date): $10,786,811

Number of common shares outstanding at July 15, 2005: 139,698,096.

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

Employees

As of July 15th, 2005, the Company employed four people, including its two senior executive officers, one technology and one administrative employee. The Company considers the relationships with its employees to be good.

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

USA VIDEO’S LAWSUIT AGAINST MOVIELINK MAY RESULT IN A JUDGMENT AGAINST USA VIDEO IF IT IS NOT SUCCESSFUL IN ITS MOTION FOR RECONSIDERATION

The U.S. District Court for the District of Delaware ruled in favour of Movielink, LLC on USA’s lawsuit that alleged that Movielink, a Delaware company, has infringed and continues to infringe on its patented online movie delivery system.  The decisions was based on the Court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of the Company’s patent) in light of the Court’s construction of the term “initiates.”  USA Video filed a motion for reconsideration on February 11, 2005, asking the Court to reconsider its ruling on that point, to decide the remaining aspects of the claim construction and the other pending motions, and to permit USA Video’s case to proceed to trial.  Movielink filed its opposition to the Company’s motion for the reconsideration on February 28, 2005.    In May 2005 the Honorable Judge Kent A. Jordon of the U.S. District Court for the District of Delaware, denied the Company’s motion for reconsideration, which leaves standing the court’s previous order of summary judgment against the Company in its patent infringement litigation against Movielink LLC.  In June 2005 the Company filed a notice of appeal in the District of Delaware.  The appeal is from the District Court’s decision granting Movielink’s motion for summary judgment of non-infringement, and the Company’s motion for reconsideration.  The U.S. Court of Appeals for the Federal Circuit, which has jurisdiction over patent litigation appeals, will hear the appeal.

If USA Video were to lose its appeal, the litigation would be concluded in the District Court.  In that event, USA Video would be liable for Movielink’s “costs” under the Federal Rules of Evidence (including such items as deposition transcription costs, but not attorneys’ fees), which could involve a loss in excess of $5,000.  Additionally, Movielink has signaled its intention to argue that USA Video initiated and has maintained the litigation in bad faith.  In the event that Movielink were to prevail on such an argument, USA Video could be exposed to a judgment for Movielink’s attorney’s fees – an amount which USA Video’s legal counsel is not in a position to estimate but which certainly would exceed $5,000.

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

In May 2005 the Honorable Judge Kent A. Jordon of the U.S. District Court for the District of Delaware, denied the Company’s motion for reconsideration, which leaves standing the court’s previous order of summary judgment against the Company in its patent infringement litigation against Movielink LLC.  In June 2005 the Company filed a notice of appeal in the District of Delaware.  The appeal is from the District Court’s decision granting Movielink’s motion for summary judgment of non-infringement, and the Company’s motion for reconsideration.  The U.S. Court of Appeals for the Federal Circuit, which has jurisdiction over patent litigation appeals, will hear the appeal.

If USA Video were to lose its appeal, the litigation would be concluded in the District Court.  In that event, USA Video would be liable for Movielink’s “costs” under the Federal Rules of Evidence (including such items as deposition transcription costs, but not attorneys’ fees), which could involve a loss in excess of $5,000.  Additionally, Movielink has signaled its intention to argue that USA Video initiated and has maintained the litigation in bad faith.  In the event that Movielink were to prevail on such an argument, USA Video could be exposed to a judgment for Movielink’s attorney’s fees – an amount which USA Video’s legal counsel is not in a position to estimate but which certainly would exceed $5,000.

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

As of July 15th, 2005, there were 139,698,096 common shares outstanding, held by 1,538 shareholders of record.

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

(6)

In December 2004, Mr. Molina was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable on or before December 3rd, 2006.  On June 15th, 2005, the exercise price of this stock option was reduced to $0.10 per share, subject to shareholder approval.

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

(15)

In December 2004, Mr. Drescher was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable on or before December 3rd, 2006.  On June 15th, 2005, the exercise price of this stock option was reduced to $0.10 per share, subject to shareholder approval.

(16)

In December 2002, Mr. Drescher cancelled 750,000 stock options granted to him in February 2002 and cancelled 200,000 stock options granted to him in December 2000.

(17)

In December 2002, Mr. Smith cancelled 500,000 stock options granted to him in February 2002.

(18)

In December 2004, Mr. Loverso was granted a stock option to purchase up to 250,000 shares of common stock at an exercise price of $0.25 per share, exercisable on or before December 3rd, 2006.  On June 15th, 2005, the exercise price of this stock option was reduced to $0.10 per share, subject to shareholder approval.

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended December 31, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date	0% ($)	5% ($)	10% ($)
Molina, Edwin	2,000,000	266%	0.10 (2)	0.20 (3)	12/03/2006	-0-	-0-	-0-
Drescher, Anton	2,000,000	266%	0.10 (2)	0.20 (3)	12/03/2006	-0-	-0-	-0-
Loverso, Maurice	250,000	33%	0.10 (2)	0.20 (3)	12/03/2006	-0-	-0-	-0-

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

(2)

On June 15th, 2005, the exercise price of this stock option was reduced from $0.25 per share to $0.10 per share, subject to shareholder approval.

(3)

On December 3rd, 2004, the date that the option was originally granted the market price was $0.20 per share and on June 15th, 2005, the date that the exercise price was reduced to $0.10 per share, the market price was $0.06 per share.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of July 15th, 2005, the number of outstanding common shares of USA Video beneficially owned by (i) each person known to USA Video to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name	Shares Owned	Percentage of Class
Edwin Molina (1)	9,220,249	6.37%
Anton J. Drescher (2)	10,211,885	7.05%
Maurice Loverso (3)	250,000	0.17%
Rowland Perkins (4)	162,500	0.11%
All Executive Officers and Directors as a Group (four persons)	19,844,634	13.70%

(1)

Includes 650,000 common shares underlying warrants and 2,000,000 common shares underlying stock options that are currently exercisable by Mr. Molina.  Mr. Molina's address is 83 Halls Road, Old Lyme, Connecticut.

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

In July 2005, USA Video completed a private placement of 5,100,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at a price of $0.08 per share) at a price of $0.055 per unit, of which 4,600,000 units were sold to outside investors and 500,000 units were sold to officers, directors and employees of the Company.  Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.09 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (250,000 units) and Anton J. Drescher (-0- units).  The Company will charge operations for any differential between the fair value and the purchase price of the common stock and for any differential between the fair value of the common stock underlying the warrants and the exercise price of the warrants.

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

(v)

On May 11th, 2005, the Registrant announced that it had signed a memorandum of understanding with First Serve International LLC (“First Serve”), an entertainment company focused on feature and television production and related entertainment businesses, based in Los Angeles (USA), with operations also in London (Europe) and Mumbai (Asia).  A formal marketing agreement is expected to be signed within 30 days.  In the USVO-First Serve relationship, the companies will jointly market the MediaSentinel Workstation to companies throughout Asia (including Bollywood in India), Europe, and the United States.  In support of these efforts, the companies will collaborate with sales support, marketing and educational programs and materials that make clear the benefits of watermarking to potential customers.  Through these efforts, the companies intend to attract new business and break ground on enforcement of copyright holders.

(vi)

On May 11th, 2005 the Registrant announced that  the Honorable Judge Kent A. Jordon of the U.S. District Court for the District of Delaware, has denied the Company’s motion for reconsideration, which leaves standing the court’s previous order of summary judgment against the Company in its patent infringement litigation against Movielink LLC.

(vii)

On June 22nd, 2005 the Registrant announced that FilmMates Entertainment, the Los Angeles-based film finance, production and distribution entity had used USVO’s MediaSentinel™ digital watermarking technology to protect its feature film slated for major cable network television debut in September 2005.

(viii)

On June 27, 2005 the Registrant announced that it filed a notice of appeal in the District of Delaware.  The appeal is from the District Court’s decision granting Movielink’s motion for summary judgment of non-infringement, and the Registrant’s motion for reconsideration.  The U.S. Court of Appeals for the Federal Circuit, which has jurisdiction over patent litigation appeals, will hear the appeal.

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

Date: July 15th, 2005

Edwin Molina

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edwin Molina

Chief Executive Officer, Director

July 15th, 2005

-----------------------

Edwin Molina

/s/ Anton J. Drescher

Chief Financial Officer, (principal

July 15th, 2005

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

July 15th, 2005

-----------------------

Maurice Loverso

/s/ Rowland Perkins

Director

July 15th, 2005

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

July 15th, 2005

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

July 15th, 2005

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

July 15th, 2005

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

July 15th, 2005

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

  F-9 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Video Interactive Corp.

We have audited the accompanying consolidated balance sheets of USA Video Interactive Corp. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

July 15, 2005

Comments by Auditors for Canadian Readers on U.S. – Canada Reporting Differences

In Canada, reporting standards for auditors do not require the addition of an explanatory paragraph (following the opinion paragraph) or a reservation of opinion when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern.  Such doubt is accounted for and disclosed in accordance with United States generally accepted accounting principles.

Our report to the Board of Directors dated July 15, 2005, is expressed in accordance with the standards of the Public Company Accounting Oversight Accounting Board (United States), which requires an explanatory paragraph in the auditor’s report.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

July 15, 2005

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
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 250,000,000 shares, issued and outstanding 130,435,088 and
115,971,088 shares, respectively	32,810,318	31,336,751
Accumulated deficit	(33,277,691)	(31,873,853)
Stockholders' deficiency	(467,373)	(537,102)
Total Liabilities and Stockholders' Deficiency	$ 89,501	$ 112,538

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,	2004	2003	2002

Revenue	$ 4,700	$ 3,920	$ 156,976

Expenses:
Cost of sales	3,379	2,885	88,377
Research and development	276,302	66,350	277,149
Selling, general and administrative (includes non- cash compensation charges of approximately $106,000)	1,071,359	613,750	859,736
Depreciation and amortization	3,323	19,391	439,516
Impairment loss on long-lived assets	-	100,246	453,832
Non-cash compensation charges	53,250	14,430	38,154

Total expenses	1,407,613	817,052	2,156,764
Loss from operations	(1,402,913)	(813,132)	(1,999,788)

Other income (expense), net:
Interest income (expense) (net of interest income
of $208, $102 and $149, respectively)	(1,639)	(12,722)	(20,031)
Other	714	128,442	(93,319)

	(925)	115,720	(113,350)
Net loss	$ (1,403,838)	$ (697,412)	$ (2,113,138)

Net loss per share - basic and diluted	$ (.01)	$ (.01)	$ (.02)
Weighted-average number of common shares outstanding -
Weighted-average number of common shares outstanding - basic and diluted	122,737,060	110,020,144	96,873,855

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year ended December 31,	2004	2003	2002

Net loss	$ (1,403,838)	$ (697,412)	$ (2,113,138)

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	-	-	86,487

Comprehensive loss	$ (1,403,838)	$ (697,412)	$ (2,026,651)

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
	Common Stock and		Accumulated		Stockholders'
	Additional Paid-in Capital		Other Comprehensive	Accumulated	Equity
	Shares	Amount	Income (Loss)	Deficit	(Deficiency)

Balance at January 1, 2002	91,745,088	$29,492,071	$(86,487)	$(29,063,303)	$ 342,281
Issuance of common stock and common stock warrants for cash	12,000,000	827,681	-	-	827,681
Non-cash compensation charges	-	38,154	-	-	38,154
Change in unrealized gain (loss) on investments	-	-	86,487	-	86,487
Net loss	-	-	-	(2,113,138)	(2,113,138)

Balance at December 31, 2002	103,745,088	30,357,906	-	(31,176,441)	(818,535)
Issuance of common stock and common stock warrants for cash	8,750,000	655,877	-	-	655,877
Issuance of common stock upon exercise of warrants	3,476,000	308,538	-	-	308,538
Non-cash compensation charges	-	14,430	-	-	14,430
Net loss	-	-	-	(697,412)	(697,412)

Balance at December 31, 2003	115,971,088	31,336,751	-	(31,873,853)	(537,102)
Issuance of common stock and common stock warrants for cash	1,250,000	212,500	-	-	212,500
Issuance of common stock upon exercise of warrants	13,214,000	1,102,107	-	-	1,102,107
Non-cash compensation charges	-	158,960	-	-	158,960
Net loss	-	-	-	(1,403,838)	(1,403,838)
Balance at December 31, 2004	130,435,088	$32,810,318	$ - 0 -	$(33,277,691)	$ (467,373)

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2004	2003	2002
Cash flows from operating activities:
Net loss	$ (1,403,838)	$ (697,412)	$(2,113,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,323	19,391	439,516
Impairment loss on long-lived assets	-	100,245	452,833
Gain on sale of equipment	(500)	(24,626)	-
Gain on settlement of accounts payable	(214)	(89,159)	-
Non-cash compensation charge	158,960	14,430	38,154
Loss on sale of investments - related parties	-	-	93,319
Bad debts	-	-	17,753
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,400	-	11,747
Decrease (increase) in inventory	-	-	12,000
(Increase) decrease in prepaid expenses and other current assets	(1,791)	(6,172)	33,039
(Increase) in prepaid rent	(23,120)	-	-
(Decrease) increase in accounts payable and accrued expenses	(89,591)	(346,821)	134,082
(Decrease) increase in due to related parties	(2,961)	(50,059)	(38,300)
Net cash used in operating activities	(1,358,332)	(1,080,183)	(918,995)
Cash flows from investing activities:
Proceeds from equipment sales	500	119,626	-
Proceeds from sale of investments - related parties	-	-	35,784
Net cash provided by investing activities	500	119,626	35,784
Cash flows from financing activity - proceeds from the
issuance of common stock and warrants	1,314,607	964,415	827,681
Net increase (decrease) in cash and cash equivalents	(43,225)	3,858	(55,530)
Cash and cash equivalents at beginning of year	52,566	48,708	104,238
Cash and cash equivalents at end of year	$ 9,341	$ 52,566	$ 48,708
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 1,847	$ 12,824	$ 20,180

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payments" (“SFAS 123(R)").  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  SFAS 123(R) is effective for the beginning of the 1st  Quarter of the Company's 2006 fiscal year.  The new standard allows for two transition alternatives, either the modified-prospective method or the modified retrospective method.  The Company has not completed its evaluation of SFAS 123(R) and therefore has not selected a transition method or determined the impact that adoption SFAS 123(R) will have on its results of operations.

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

In July 2005, the Company issued 5,100,000 units to investors at a price of $0.055 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.08 per share.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2005, the Company issued 500,000 units to employees at a price of $0.055 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.08 per share.  The Company will charge operations for any differential between the fair value and the purchase price of the common stock and for any differential between the fair value of the common stock underlying the warrants and the exercise price of the warrants.

In January 2005, the Company granted 150,000 options to a director of the Company to purchase 150,000 shares at a price of $0.35 to January 2007.

In April 2005, the Company granted 300,000 options to a consultant of the Company to purchase 300,000 shares at a price of $0.10 to April 2007.

In May 2005, the Company granted 1,000,000 options to a consultant of the Company to purchase 1,000,000 shares at a price of $0.10 to May 2007.

In June 2005, the Company amended previously granted options to purchase an aggregate of 5,000,000 shares of common stock granted to directors, employee and consultants of the Company to reduce the exercise price from $0.25 per share to $0.10 per share.