Form 10-Q
period 2005-06-30
USA VIDEO INTERACTIVE CORP
filed 2005-08-11
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At August 11th, 2005, there were 139,698,096 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

(Stated in US Dollars)

MANAGEMENT’S COMMENTS ON UNAUDITED

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of USA Video Interactive Corp. for the six months ended June 30, 2005 have been prepared by management in accordance with U.S. generally accepted accounting principles consistently applied and are the responsibility of the Company’s management. These statements have not been reviewed by the Company’s independent auditors.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 6,015	$ 9,341
Prepaid expenses and other current assets	10,532	18,536
Total current assets	16,547	27,877
Property and Equipment - at cost, net of accumulated depreciation of $16,069	-	-

Other Assets, net of accumulated amortization of $19,646 and $17,984, respectively	36,842	38,504

Prepaid rent	20,118	23,120
Deferred Tax Assets, net of valuation allowance of $8,734,000 and $8,517,000, respectively	-	-
Total Assets	$ 73,507	$ 89,501
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 708,869	$ 556,714
Due to related parties	160	160
Total current liabilities	709,029	556,874
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital – no par value; authorized 250,000,000 shares, issued and outstanding 133,698,088 and 130,435,088, respectively	33,121,716	32,810,318
Accumulated deficit	(33,757,238)	(33,277,691)
Stockholders' deficiency	(635,522)	(467,373)
Total Liabilities and Stockholders' Deficiency	$ 73,507	$ 89,501

See accompanying notes

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenue	$ -	$ -	$ 18,800	$ 4,700

Expenses:
Cost of sales	-	-	5,000	3,379
Research and development	15,000	19,700	67,000	80,902
Selling, general and administrative	202,040	272,982	421,705	429,300
Depreciation and amortization	830	830	1,661	1,661
Noncash compensation charges	-	-	3,000	46,500

Total expenses	217,870	293,512	498,366	561,742
Loss from operations	(217,870)	(293,512)	(479,566)	(557,042)

Other income (expense)
Interest income (expense)	30	(618)	19	(1,799)
Other	-	175	-	175

	30	(443)	19	(1,624)

Net loss	$ (217,840)	$ (293,955)	$ (479,547)	$ (558,666)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	133,626,954	117,928,742	132,593,831	116,272,407

See accompanying notes

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock

			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2004	130,435,088	$32,810,318	$ (33,277,691)	$ (467,373)

Issuance of common stock and common stock warrants for cash	1,500,000	150,000	-	150,000

Issuance of common stock upon exercise of warrants	1,613,000	120,898	-	120,898

Issuance of common stock upon exercise of stock options	150,000	37,500	-	37,500
Noncash compensation charges		3,000	-	3,000
Net loss	-	-	(479,547)	(479,547)

Balance at June 30, 2005	133,698,088	$33,121,716	$ (33,757,238)	$ (635,522)

See accompanying notes

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)
	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Cash flows from operating activities:
Net loss	$ (217,840)	$ (293,955)	$ (479,547)	$ (558,666)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	831	831	1,662	1,662
Gain on sale of equipment	-	-	-	(175)
Noncash compensation charge	-	(175)	3,000	46,500
(Increase) decrease in prepaid expenses
and other current assets	3,444	(30,691)	11,006	(30,621)
Increase (decrease) in accounts payable and
accrued expenses	152,537	(94,456)	152,155	(115,344)
Decrease in due to related parties	-	-	-	-
Net cash used in operating activities	(61,028)	(418,446)	(311,724)	(656,644)
Cash flows from investing activities:
Proceeds from equipment sales	-	175	-	175
Net cash provided by investing activities	-	175	-	175
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	-	-	150,000	100,000
Proceeds from the issuance of common stock upon warrants and options	63,500	667,825	158,398	765,958
Net cash provided by financing activities	63,500	667,825	308,398	865,958
Net increase (decrease) in cash and cash
Equivalents	2,472	249,554	(3,326)	209,489
Cash and cash equivalents at beginning of period	3,543	12,501	9,341	52,566
Cash and cash equivalents at end of period	$ 6,015	$ 262,055	$ 6,015	$ 262,055

See accompanying notes

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $479,547 for the six month period ended June 30, 2005 and, in addition the Company incurred losses of $1,403,838 and $697,412 for the years ended December 31, 2004 and 2003, respectively.  These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at June 30, 2005 and 2004.

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2005

(Unaudited)

(Stated in US Dollars)

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

From January 1, 2005 to June 30, 2005, the Company issued 1,613,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.0657 to $.1175 per common share and issued 150,000 shares of common stock upon the exercising of stock options with exercise price of  $.25.

In January 2005, the Company granted 150,000 options to a director of the Company to purchase 150,000 shares at a price of $0.29 to January 2007.

In April 2005, the Company granted 300,000 options to a consultant of the Company to purchase 300,000 shares at a price of $0.10 to April 2007.

In May 2005, the Company granted 1,000,000 options to a consultant of the Company to purchase 1,000,000 shares at a price of $0.10 to May 2007, subject to certain conditions.

In June 2005, the Company amended previously granted options to purchase an aggregate of 5,000,000 shares of common stock granted to directors, employee and consultants of the Company to reduce the exercise price from $0.25 per share to $0.10 per share.

NOTE  D - CONTINGENT LIABILITY

The Company is party to a default judgement entered against one of the Company’s subsidiaries.  During the year ended December 31, 1995, a claim was made to the Company for the total amount payable under the terms of the lease with the Company’s subsidiaries for office space in Dallas, Texas through 2002.  The Company’s management is of the opinion that the amount payable under the terms of this judgement is not estimable or determinable at this time and may be substantially mitigated by the landlord renting the property to another party.  The range of possible loss is from $-0- to approximately $500,000.  Any settlement resulting from the resolution of this contingency will be accounted for in the period when such amounts are estimable or determinable.

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2005

(Unaudited)

(Stated in US Dollars)

On April 10, 2003, the Company announced that a subsidiary had filed a lawsuit in U.S. District Court for the District of Delaware against Movielink, LLC.  The Company alleges that Movielink, a Delaware company, has infringed and continues to infringe on the Company’s patented online movie delivery System.

On January 28, 2005, the U.S. District Court for the District of Delaware ruled in favour of Movielink, LLC on our lawsuit that alleged that Movielink, a Delaware company, has infringed and continues to infringe on our patented online movie delivery system.  The decisions was based on the Court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of our patent) in light of the Court’s construction of the term “initiates.”  We filed a motion for reconsideration on February 11, 2005, asking the Court to reconsider its ruling on that point, to decide the remaining aspects of the claim construction and the other pending motions, and to permit our case to proceed to trial.  Movielink filed its opposition to our motion for the reconsideration on February 28, 2005.

By order dated May 27, 2005, the Court denied the Company’s motion for reconsideration, thereby ending the litigation of substantive matters in the District Court and presenting the Company with the question of whether to pursue an appeal.  The Company and Steptoe & Johnson LLP were unable to reach agreement on the terms of representation for a potential appeal, and Steptoe & Johnson LLP are not representing the Company in connection with any appeal.  The Company, through other counsel, filed a Notice of Appeal with the U.S. District Court of Deleware and the appeal has been docketed at the U. S. Court of Appeals for the Federal Circuit.

On June 10, 2005, Movielink filed in the District Court Defendant’s Motion for Partial Attorney’s Fees and Costs Pursuant to 35 U.S.C. § 285 and 28 U.S.C.  § 1927 (the “Fee Motion”) against the Company and its counsel.  In its Fee Motion, Movielink alleges that the Company and its attorneys initiated and maintained the Litigation in bad faith and seeks to hold the Company and its attorneys liable for between twenty-five and fifty percent of all of Movielink’s fees and costs in the Litigation.  Steptoe & Johnson LLP continues to represent the Company for purposes of opposing Movielink’s Fee Motion, and Steptoe & Johnson LLP filed an opposition to the Fee Motion on July 7, 2005.  Movielink will have an opportunity to reply in support of its Fee Motion, and the Court will Ultimately rule on the motion at its own convenience.

In the event that Movielink were to prevail on its Fee Motion, the company could be exposed to a judgement for a significant portion (or up to fifty percent) of Movielink’s total attorney’s fees and costs in the Litigation.  Movielink has not yet informed the Courts or the Company of the total amount of its attorneys’ fees and costs, but this total almost certainly exceeds $500,000 and likely exceeds $1,000,000.

NOTE  E – STOCK BASED COMPENSATION

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three and six month periods ended June 30, 2005 and 2004 would have been as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net loss:
As reported	$ (217,840)	$ (293,955)	$ (479,547)	$ (558,666)

Add: Stock-based compensation expense
included in reported net loss	-	-	3,000	46,500

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards	(8,750)	-	(11,750)	(72,000)

Pro forma	$ (226,590)	$ (293,955)	$ (488,297)	$ (584,166)

Loss per common share-basic and diluted:
As reported	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Pro forma	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2005

(Unaudited)

(Stated in US Dollars)

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

DEFERRED TAXES.  We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized.  During 2003, we determined that it was no longer more likely than not that we would be able to realize all or part of our net deferred tax asset in the future, and accordingly recorded an adjustment to provide a valuation allowance against the deferred tax asset that as charged to income.

RESULTS OF OPERATIONS

Sales

Sales for the six-month period ended June 30, 2005 were $18,800, compared to revenue of $4,700 for the six-month period ended June 30, 2004.  Sales for the three-month period ended June 30, 2005 and June 30 2004 were $-0-.  We discontinued the sale of select services from our prototype StreamHQ™ after customers' satisfaction and proof of concept.  We no longer sell the individual functions of StreamHQ™.  We intend to continue to develop and expand our StreamHQ™ services business, while pursuing opportunities to sell replicated StreamHQ™ systems to corporations and organizations that prefer systems solutions to services.

Cost of Sales

The cost of sales for the six months ended June 30, 2005 was $5,000 as compared to $3,379 for the comparable period in 2004.  For the three-month period ended June 30, 2005 and June 30, 2004, the cost of sales were $-0-. The increase in cost of sales during the six months ended June 30, 2005 is directly attributable to the increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for our day-to-day operations.  We have decided to move forward with new products, which has increased our marketing costs.  Administrative expenses and professional fees decreased in the three months ending June 30, 2005 due to management’s decision to reduce operations.

Selling, general and administrative expenses for the three months ended June 30, 2005 decreased $70,942 to $202,040 from $272,982 for the three months ended June 30, 2004.  The decrease was the result of expenses incurred related to the decrease inour operations.  For the six months ended June 30, 2005 these costs deceased by $7,595 to $421,705 from $429,300 for the comparable period in 2004.  The decrease was due to a decrease in our operations.

Professional expense for the three months ended June 30, 2005, decreased to $24,775 from $84,307 for the comparable period of 2004.  For the six months ended June 30, 2005 these costs increased to $158,024 from $111,793 for the comparable period in 2004.  We incurred increased costs in the first quarter of 2005 as a result of the  due diligence required in preparation of a patent infringement suit.

Product marketing expense for the three months ended June 30, 2005, increased to $68,435 from $37,547 for the comparable period in 2004.  For the six months ended June 30, 2005 these costs increased to $84,446 from $75,487 for the comparable period in 2004.  The increase was due to the addition of marketing consultants retained to prepare marketing materials for the latest release of MediaSentinel™.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $67,000 for the six months ended June 30, 2005, from $80,902 for the comparable period in 2004 and to $15,000 for the three months ended June 30, 2005 from $19,700 for the comparable period in 2004.  The decrease was the result of decreased research and development efforts so that we could focus on the marketing of MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the six months ended June 30, 2005 was $3,000, compared to $46,500 for the comparable period in 2004.  The increased amount for the six months ended June 30, 2004 was due to the issuance of common shares and share purchase warrants to our officers, directors and employees at a price and exercise price, respectively, below the market price of the common shares at the time of issuance of the common shares and share purchase warrants.  Because the rules of the TSX Venture Exchange require that the offering price for privately placed securities of listed companies be set when the private placement offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other Income

During the six months ended June 30, 2004 we sold fixed assets for $175.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for at least the remainder of 2005.  Our net loss for the six months ended June 30, 2005 was $479,547, compared with a net loss of $558,666 for the six months ended June 30, 2004.  The decrease in losses is directly related to the reduced operating costs and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had a cash position of $6,015, compared to $9,341 at December 31, 2004.  We anticipate capital requirements of $250,000 for commercialization of our MediaSentinel™ products and $250,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through the remainder of 2005.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.0 million to $1.5 million to finance operations through fiscal 2005 and we intend to seek such financing through sales of our equity securities.  Subsequent to the six months ended June 30, 2005, we raised an aggregate of $308,000 through the private placement of 5,600,000 units at a price of $0.055 per unit.

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

To date, we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses. For the six months ended June 30, 2005, we had a net loss of $479,547.  As of June 30, 2005, we had an accumulated deficit of $33,757,238 and a working capital deficit of $692,482.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so.  If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.

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

By order dated May 27, 2005, the Court denied our motion for reconsideration, thereby ending the litigation of substantive matters in the District Court and presenting us  with the question of whether to pursue an appeal.  We were unable to reach an agreement with  Steptoe & Johnson LLP on the terms of representation for a potential appeal, and consequently Steptoe & Johnson LLP will not be representing us in connection with any appeal.  Through other counsel, we filed a Notice of Appeal with the U.S. District Court of Deleware and the appeal has been docketed at the U. S. Court of Appeals for the Federal Circuit.

On June 10, 2005, Movielink filed in the District Court a Motion for Partial Attorney’s Fees and Costs Pursuant to 35 U.S.C. § 285 and 28 U.S.C.  § 1927 (the “Fee Motion”) against us and its counsel.  In its Fee Motion, Movielink alleges that we and our attorneys initiated and maintained the litigation in bad faith and seeks to hold us and our attorneys liable for between twenty-five and fifty percent of all of Movielink’s fees and costs in the litigation.  Steptoe & Johnson LLP continues to represent us for the purposes of opposing Movielink’s Fee Motion.  Steptoe & Johnson LLP filed an opposition to the Fee Motion on July 7, 2005.  Movielink will have an opportunity to reply in support of its Fee Motion, and the Court will ultimately rule on the motion.

In the event that Movielink were to prevail on its Fee Motion, we could be exposed to a judgement for a significant portion (or up to fifty percent) of Movielink’s total attorney’s fees and costs in the litigation.  Movielink has not yet informed the Court or us of the total amount of its attorneys’ fees and costs, but this total almost certainly exceeds $500,000 and likely exceeds $1,000,000.

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

By order dated May 27, 2005, the Court denied our motion for reconsideration, thereby ending the litigation of substantive matters in the District Court and presenting us with the question of whether to pursue an appeal.  We were unable to reach an agreement with Steptoe & Johnson LLP on the terms of representation for a potential appeal, and consequently Steptoe & Johnson LLP will not be representing us in connection with any appeal.  Through other counsel, we filed a Notice of Appeal with the U.S. District Court of Deleware and the appeal has been docketed at the U. S. Court of Appeals for the Federal Circuit.

On June 10, 2005, Movielink filed in the District Court Defendant’s Motion for Partial Attorney’s Fees and Costs Pursuant to 35 U.S.C. § 285 and 28 U.S.C.  § 1927 (the “Fee Motion”) against us and our counsel.  In its Fee Motion, Movielink alleges that we and our attorneys initiated and maintained the litigation in bad faith and seeks to hold us and our attorneys liable for between twenty-five and fifty percent of all of Movielink’s fees and costs in the litigation.  Steptoe & Johnson LLP continues to represent us for the purposes of opposing Movielink’s Fee Motion.  Steptoe & Johnson LLP filed an opposition to the Fee Motion on July 7, 2005.  Movielink will have an opportunity to reply in support of its Fee Motion, and the Court will ultimately rule on the motion.

In the event that Movielink were to prevail on its Fee Motion, we could be exposed to a judgement for a significant portion (or up to fifty percent) of Movielink’s total attorney’s fees and costs in the litigation.  Movielink has not yet informed the Courts or us of the total amount of its attorneys’ fees and costs, but this total almost certainly exceeds $500,000 and likely exceeds $1,000,000.

At this time, our legal counsel is not able to conclude that it is either “probable” or “remote” (as those terms are defined in the Statement of Policy) that the Court will grant Movielink’s Fee Motion, and, accordingly expresses no opinion as to the outcome of the Fee Motion.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On May 11th, 2005, we announced that we had signed a memorandum of understanding with First Serve International LLC (“First Serve”), an entertainment company focused on feature and television production and related entertainment businesses, based in Los Angeles (USA), with operations also in London (Europe) and Mumbai (Asia).  In the USVO-First Serve relationship, the companies will jointly market the MediaSentinel Workstation to companies throughout Asia (including Bollywood in India), Europe, and the United States.  In support of these efforts, the companies will collaborate with sales support, marketing and educational programs and materials that make clear the benefits of watermarking to potential customers.  Through these efforts, the companies intend to attract new business and break ground on enforcement of copyright holders.

(ii)

On May 11th, 2005 we announced that  the Honorable Judge Kent A. Jordon of the U.S. District Court for the District of Delaware, has denied our motion for reconsideration, which leaves standing the court’s previous order of summary judgment against us in our patent infringement litigation against Movielink LLC.

(iii)

On June 22nd, 2005 we announced that FilmMates Entertainment, the Los Angeles-based film finance, production and distribution entity had used USVO’s MediaSentinel™ digital watermarking technology to protect its feature film slated for major cable network television debut in September 2005.

(iv)

On June 27, 2005 we announced that we filed a notice of appeal in the District of Delaware.  The appeal is from the District Court’s decision granting Movielink’s motion for summary judgment of non-infringement, and the Registrant’s motion for reconsideration.  The U.S. Court of Appeals for the Federal Circuit, which has jurisdiction over patent litigation appeals, will hear the appeal.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:   August 11th, 2005

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

Date: August 11th, 2005

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

Date:  August 11th, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edwin Molina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1.

this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2.

the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

By: /s/ Edwin Molina

-----------------------------------

Name: Edwin Molina

Title: President and Chief Executive Officer

Date: August 11th, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Date: August 11th, 2005