Form 10-Q
period 2005-09-30
USA VIDEO INTERACTIVE CORP
filed 2005-11-04
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

At November 4th, 2005, there were 143,473,096 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	September 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 159,778	$ 9,341
Prepaid expenses and other current assets	13,696	18,536
Total current assets	173,474	27,877
Property and Equipment - at cost, net of accumulated
depreciation of $16,069	-	-
Other Assets, net of accumulated amortization of $20,477
and $17,984, respectively	36,012	38,504
Prepaid rent	19,340	23,120
Deferred Tax Assets, net of valuation allowance
of $8,800,000 and $8,517,000, respectively	-	-
Total Assets	$ 228,826	$ 89,501
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 480,589	$ 556,714
Due to related parties	160	160
Total current liabilities	480,749	556,874
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 143,437,088 and
130,435,088, respectively	33,739,091	32,810,318
Accumulated deficit	(33,991,014)	(33,277,691)

Stockholders' deficiency	(251,923)	(467,373)

Total Liabilities and Stockholders' Deficiency	$ 228,826	$ 89,501

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)
	For the three	months ended	For the nine	months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenue	$ -	$ -	$ 18,800	$ 4,700

Expenses:
Cost of sales	-	-	5,000	3,379
Research and development	-	112,000	67,000	192,902
Selling, general and administrative	195,034	207,590	616,739	636,890
Depreciation and amortization	831	831	2,492	2,492
Non-cash compensation charges	38,000	-	41,000	46,500
Total expenses	233,865	320,421	732,231	882,163
Loss from operations	(233,865)	(320,421)	(713,431)	(877,463)

Other income (expense)
Interest income (expense)	89	73	108	(1,726)
Other	-	325	-	500
	89	398	108	(1,226)

Net loss	$ (233,776)	$ (320,023)	$ (713,323)	$ (878,689)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.01)	$ (.01)
Weighted-average number of common shares outstanding - outstanding - basic and diluted	138,719,285	125,531,785	134,658,087	120,878,469

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock

			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2004	130,435,088	$ 32,810,318	$ (33,277,691)	$ (467,373)
Issuance of common stock and common stock warrants for cash	11,275,000	729,375	-	729,375
Issuance of common stock upon exercise of warrants	1,613,000	120,898	-	120,898
Issuance of common stock upon
exercise of stock options	150,000	37,500	-	37,500
Non-cash compensation charges		41,000	-	41,000
Net loss	-	-	(713,323)	(713,323)

Balance at September 30, 2005	143,473,088	$ 33,739,091	$ (33,991,014)	$ (251,923)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three	months ended	For the nine	months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Cash flows from operating activities:
Net loss	$ (233,776)	$ (320,023)	$ (713,323)	$ (878,689)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	830	831	2,492	2,493
Gain on sale of equipment	-	(325)	-	(500)
Non-cash compensation charge	38,000	-	41,000	46,500
(Increase) decrease in prepaid expenses
and other current assets	(3,164)	3,606	4,840	(1,786)
Increase (decrease) in accounts payable and
accrued expenses	(228,280)	1,332	(76,125)	(114,012)
(Increase) decrease in deferred rent	778	331	3,780	(24,898)
Net cash used in operating activities	(425,612)	(314,248)	(737,336)	(970,892)

Cash flows from investing activities:
Proceeds from equipment sales	-	325	-	500
Net cash provided by investing activities	-	325	-	500

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	579,375	-	729,375	100,000
Proceeds from the issuance of common stock upon exercise of warrants and options	-	62,215	158,398	828,173
Net cash provided by financing activities	579,375	62,215	887,773	928,173

Net increase (decrease) in cash and cash
equivalents	153,763	(251,708)	150,437	(42,219)

Cash and cash equivalents at beginning of period	6,015	262,055	9,341	52,566
Cash and cash equivalents at end of period	$ 159,778	$ 10,347	$ 159,778	$ 10,347

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2005

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $713,323 for the nine month period ended September 30, 2005 and, in addition the Company incurred losses of $1,403,838 and $697,412 for the years ended December 31, 2004 and 2003, respectively.  These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at September 30, 2005 and 2004.

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2005

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

On July 11, 2005, the Company issued 5,100,000 units to investors at $.055 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.08 per share.

On July 11, 2005, the Company issued 500,000 units to employees at $.055 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.08 per share. The company charged operations for approximately $17,500 representing the differential between the fair value and the purchase price of the common stock and for approximately $5,000 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

On September 28, 2005, the Company issued 3,675,000 units to investors at $.065 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.084 per share.

On September 28, 2005, the Company issued 500,000 units to employees at $.065 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.084 per share. The company charged operations for approximately $12,500 representing the differential between the fair value and the purchase price of the common stock and for approximately $3,000 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

From January 1, 2005 to September 30, 2005, the Company issued 1,613,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.0657 to $.1175 per common share and issued 150,000 shares of common stock upon the exercising of stock options with exercise price of  $.25.

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2005

(Unaudited)

(Stated in US Dollars)

NOTE C – COMMON STOCK (cont’d)

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

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2005

(Unaudited)

(Stated in US Dollars)

NOTE  D - CONTINGENT LIABILITY (cont’d)

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

NOTE  E – STOCK BASED COMPENSATION

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three month periods ended June 30, 2005 and 2004 would have been as follows:

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2005

(Unaudited)

(Stated in US Dollars)

NOTE  E – STOCK BASED COMPENSATION (cont’d)

	For the three	months ended	For the nine	months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net loss:
As reported	$ (233,776)	$ (320,023)	$ (713,323)	$ (878,689)

Add: Stock based compensation expense included in reported net loss	38,000	-	41,000	46,500

Deduct: Total stock-based compensation expense determined under fair value
based method for all awards	(46,750)	-	(52,750)	(72,000)
Pro forma	$ (242,526)	$ (320,023)	$ (725,073)	$ (904,189)

Loss per common share – basic and diluted As reported	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Pro forma	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

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

In August 2005, we appointed Blue-Sky Solutions, LLC as our investor relations agent for North America for a six month term.  Blue-Sky will help in communicating to the investor community our position on the potential market for MediaSentinel and the proceedings on the appeal process with our VOD patent. They will communicate with investors and prospective investors and members of the professional investment community, assist with the creation of written materials, provide counsel to us with respect to investor relations initiatives and work to achieve a greater level of corporate transparency and public awareness.  In consideration of Blue-Sky's services, we will pay a monthly fee of $4,000 US per month during the term of the six month contract.

In September 2005 we entered into a formal sales and marketing agreement with First Serve International, LLC ("First Serve"), pursuant to which we will jointly market the MediaSentinel Workstation to companies throughout Asia (including Bollywood in India), Europe, and the United States.  In support of these efforts, we will collaborate with sales support, marketing and educational programs and materials that make clear the benefits of watermarking to potential customers.  Through these efforts, we intend to attract new business and break ground on enforcement of copyright holders.

We were incorporated on April 18, 1986, as First Commercial Financial Group Inc. in the Province of Alberta, Canada.  In 1989, our name was changed to Micron Metals Canada Corp., which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business.  In 1995, we changed our name to USA Video Interactive Corp. and continued our corporate existence to the State of Wyoming.  We have five wholly-owned subsidiaries:  USA Video (California) Corp., USA Video Corp., Old Lyme Productions Inc., USA Video Technologies, Inc., and USVO, Inc.  Our executive and corporate offices are located in Old Lyme, Connecticut, and our Canadian offices are located in Vancouver, British Columbia.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2005 were $18,800, compared to revenue of $4,700 for the nine-month period ended September 30, 2004.  Sales for the three-month period ended September 30, 2005 and September 30 2004 were $-0-.  We discontinued the sale of select services from our prototype StreamHQ™ after customers' satisfaction and proof of concept.  We no longer sell the individual functions of StreamHQ™.  We intend to continue to develop and expand our StreamHQ™ services business, while pursuing opportunities to sell replicated StreamHQ™ systems to corporations and organizations that prefer systems solutions to services.

Cost of Sales

The cost of sales for the nine months ended September 30, 2005 was $5,000 as compared to $3,379 for the comparable period in 2004.  For the three-month period ended September 30, 2005 and September 30, 2004, the cost of sales were $-0-. The increase in cost of sales during the nine months ended September 30, 2005 is directly attributable to the increase in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for our day-to-day operations.  We have decided to move forward with new products, which has increased our marketing costs.  Administrative expenses and professional fees decreased in the three months ending September 30, 2005 due to management’s decision to reduce operations.

Selling, general and administrative expenses for the three months ended September 30, 2005 decreased $12,556 to $195,034 from $207,590 for the three months ended September 30, 2004.  The decrease was the result of expenses incurred related to the decrease in our operations.  For the nine months ended September 30, 2005 these costs deceased by $20,151 to $616,739 from $636,890 for the comparable period in 2004.  The decrease was due to a decrease in our operations.

Professional expense for the three months ended September 30, 2005, decreased to $37,063 from $96,017 for the comparable period of 2004.  For the nine months ended September 30, 2005 these costs decreased to $195,087 from $207,990 for the comparable period in 2004.  We incurred increased costs in the first quarter of 2005 as a result of the due diligence required in preparation of a patent infringement suit.

Product marketing expense for the three months ended September 30, 2005, increased to $43,387 from $28,245 for the comparable period in 2004.  For the nine months ended September 30, 2005 these costs increased to $127,833 from $103,732 for the comparable period in 2004.  The increase was due to the addition of marketing consultants retained to prepare marketing materials for the latest release of MediaSentinel™.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $67,000 for the nine months ended September 30, 2005, from $192,902 for the comparable period in 2004 and to $-0- for the three months ended September 30, 2005 from $112,000 for the comparable period in 2004.  The decrease was the result of decreased research and development efforts so that we could focus on the marketing of MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the nine months ended September 30, 2005 was $41,000, compared to $46,500 for the comparable period in 2004.  The increased amount for the nine months ended September 30, 2004 was due to the issuance of common shares and share purchase warrants to our officers, directors and employees at a price and exercise price, respectively, below the market price of the common shares at the time of issuance of the common shares and share purchase warrants.  Because the rules of the TSX Venture Exchange require that the offering price for privately placed securities of listed companies be set when the private placement offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other Income

During the nine months ended September 30, 2004 we sold fixed assets for $500.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for at least the remainder of 2005.  Our net loss for the nine months ended September 30, 2005 was $713,323, compared with a net loss of $878,689 for the nine months ended September 30, 2004.  The decrease in losses is directly related to the reduced operating costs and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had a cash position of $159,778, compared to $9,341 at December 31, 2004.  We anticipate capital requirements of $250,000 for the continued development of our MediaSentinel™ products, $250,000 for commercialization of our MediaSentinel™ products and $250,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through fiscal 2006.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.0 million to $1.5 million to finance operations through fiscal 2006 and we intend to seek such financing through sales of our equity securities.  Subsequent to the nine months ended September 30, 2005, we raised an aggregate of $729,375 through the private placement of 11,275,000 units at a price range of $.055 to $.065 per unit.

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

To date, we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses. For the nine months ended September 30, 2005, we had a net loss of $713,323.  As of September 30, 2005, we had an accumulated deficit of $33,991,014 and a working capital deficit of $307,275.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so.  If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.

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

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IN THE NEXT FEW MONTHS WE MAY NOT BE ABLE TO MAINTAIN OPERATIONS AT CURRENT LEVELS.

We require substantial additional financing to maintain operations at current levels for fiscal 2006.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

By order dated May 27, 2005, the Court denied our motion for reconsideration, thereby ending the litigation of substantive matters in the District Court and presenting us with the question of whether to pursue an appeal.  We were unable to reach an agreement with Steptoe & Johnson LLP on the terms of representation for a potential appeal, and consequently Steptoe & Johnson LLP will not be representing us in connection with any appeal.  Through other counsel, we filed a Notice of Appeal with the U.S. District Court of Delaware and the appeal has been docketed at the U. S. Court of Appeals for the Federal Circuit.

On June 10, 2005, Movielink filed in the District Court a Motion for Partial Attorney’s Fees and Costs pursuant to 35 U.S.C. § 285 and 28 U.S.C.  § 1927 (the “Fee Motion”) against us and our legal counsel.  In its Fee Motion, Movielink alleges that we and our attorneys initiated and maintained the litigation in bad faith and seeks to hold us and our attorneys liable for between twenty-five and fifty percent of all of Movielink’s fees and costs in the litigation.  Steptoe & Johnson LLP continues to represent us for the purposes of opposing Movielink’s Fee Motion.  Steptoe & Johnson LLP filed an opposition to the Fee Motion on July 7, 2005.  Movielink will have an opportunity to reply in support of its Fee Motion, and the Court will ultimately rule on the motion.

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

THERE IS NO ASSURANCE THAT OUR PATENTS WON’T BE CHALLENGED, INVALIDATED OR CIRCUMVENTED

There can be no assurance that our current or future patents, if any, will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to us.  In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology.  In addition, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States.  We intend to enforce our proprietary rights through the use of licensing agreements and, when necessary, litigation.  Although we believe the protection afforded by our patents, patent applications, and trademarks has value, the rapidly changing technology in the video transmission industry makes our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on patent and trademark protection.

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

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

On April 10, 2003, we announced that our subsidiary, USA Video Technology Corporation, had filed a lawsuit in the U.S. District Court for the District of Delaware against Movielink, LLC.  We alleged that Movielink, a Delaware company, has infringed and continues to infringe on our patented online movie delivery system.

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

Item 2.

Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2005, we completed two offerings of 5,600,000 and 4,175,000 at prices of $0.055 and $.065 per unit, respectively, for total proceeds of $579,375.  Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.08 and $.084 per share, respectively, exercisable on or before July 11, 2007 and September 28, 2007, respectively.

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

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on September 7, 2005, in Calgary, Alberta, Canada.  At the meeting the shareholders voted to retain Anton Drescher, Edwin Molina and Maurice Loverso and elect Rowland Perkins as our Directors.

Also at the meeting, the shareholders approved the appointment of Goldstein Golub Kessler LLP as auditors for the year ending December 31, 2005.

Matter Voted Upon	No. of Votes For	No. of Votes Against	No. of Votes Withheld	Not Voted
1. Election of Directors Edwin Molina Anton J. Drescher Maurice Loverso Rowland Perkins	73,268,848 73,293,948 73,301,948 73,301,948		229,896 204,796 196,796 196,796
2. Appointment of Goldstein Golub Kessler LLP as auditors	73,334,554		35,729	3,000
3. Amendment to Stock Option Plan	56,390,798	1,259,704	15,848,242
4. Amend Stock Options granted to Insiders	56,693,309	1,537,382	15,264,053

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On August 30th, 2005, we announced that we appointed Blue-Sky Solutions, LLC as our investor relations agent for North America.  Blue-Sky will help in communicating to the investor community our position on the potential market for MediaSentinel and the proceedings on the appeal process with our VOD patent. They will communicate with investors and prospective investors and members of the professional investment community, assist with the creation of written materials, provide counsel to us with respect to investor relations initiatives and work to achieve a greater level of corporate transparency and public awareness.  In consideration of Blue-Sky's services, we will pay a monthly fee of $4,000 US per month during the term of the six month contract.

(ii)

On September 12th, 2005 we announced that we signed a formal sales and marketing agreement with First Serve International, LLC ("First Serve").  This is in accordance with the memorandum of understanding that was signed by us with First Serve in May.  In the USVO-First Serve relationship, we will jointly market the MediaSentinel Workstation to companies throughout Asia (including Bollywood in India), Europe, and the United States.  In support of these efforts, we will collaborate with sales support, marketing and educational programs and materials that make clear the benefits of watermarking to potential customers.  Through these efforts, we intend to attract new business and break ground on enforcement of copyright holders.

(iii)

On September 14th, 2005 we announced at the recent annual meeting of shareholders the shareholders approved the appointment of management's four nominees, the appointment of auditor, an amendment to the 2001 Stock Option Plan and an amendment to stock options granted to insiders.

(iv)

On October 7th, 2005 we announced that we had retained the law firm Goldstein & Faucett LLP, to handle enforcement of our pioneering VOD technology patent rights, including ourpresent lawsuit against Movielink LLC. Goldstein & Faucett is a Houston, Texas intellectual property boutique which focuses on enforcing patents via patent infringement suits and licensing.

(v)

On November 2nd, 2005 we announced that a special anti-piracy event was being held for a select group of television and film distribution companies where Lightning Media will premier SmartMark Enhanced Duplication, their new Anti-Piracy Protection service that is available when clients duplicate their television and film titles to digital video. The event was on the 3rd of November at Lightning Media’s facilities in Hollywood, CA.

(vi)

On November 3rd, 2005 we announced that we had unveiled our new SmartMark™ anti-piracy logo, which helps educate the public about piracy, visually marking movies and television shows that have been protected with the Registrant’s SmartMark technology.  It serves as a warning to those who contemplate the theft of intellectual property that the content marked with the logo is protected by robust forensics data utilized by law enforcement to bring the pirates to justice.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:   November 4th, 2005

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

Date: November 4th, 2005

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

Date:  November 4th, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edwin Molina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1.

this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2.

the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

By: /s/ Edwin Molina

-----------------------------------

Name: Edwin Molina

Title: President and Chief Executive Officer

Date: November 4th, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Date: November 4th, 2005