Form 10-K
period 2005-12-31
USA VIDEO INTERACTIVE CORP
filed 2006-03-23
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

Common Shares

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes         No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes         No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in  Rule 12b-2 of the Exchange Act.

Large Accelerated filer

Accelerated Filer

Non-accelerated filer

X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes         No    X  .

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   $11,381,207

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   145,123,096.

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

Although the Company has generated negligible sales for the 2005 year, it continues to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

The Company's products and services are based on its proprietary rich media delivery infrastructure and software and its Store and Forward Video-on-Demand ("VOD") patent.  These technologies, together with video compression technology, facilitate the delivery of video to an end user in a timely and interactive fashion.

USA Video has developed a number of specific products and services based on these technologies.  These include MediaSentinel™ and SmartMarks™, a process that watermarks digital video content; StreamHQ™, a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ™, a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster™; ZMail™, a service that delivers web and rich media content to targeted audiences, and mediaClix™, a service that delivers content similar to Zmail™ but originating from an existing web presence.

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

Strategic Plan

USA Video believes that the expected substantial increases in bandwidth capacity, accompanying decreases in bandwidth cost, increases in consumer computer and video appliance storage capacity, and the proliferation of fast video file transfer techniques will result in an industry focus on downloading as an alternative to streaming as a content delivery mechanism.  To position the Company to take advantage of this anticipated shift, USA Video has focused its immediate plans on aggressively protecting its technology ownership rights, including pursuing licensing arrangements and other forms of enforcement and pursuing marketing of its patent-pending digital watermarking technology.

USA Video continues to research and develop its patent-pending digital watermarking technology while pursuing marketing of its new releases of MediaSentinel™ and other related products.

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

USA Video has developed a number of specific products and services based on these technologies.  These include:

•

MediaSentinel™, digital watermarking technology used to deter piracy of digital content;

•

SmartMarks™, are invisible, unremovable, forensic “digital watermarks” imbedded in every video frame to protect digital video from piracy;

•

StreamHQ™, a collection of source-to-destination media delivery services marketed to businesses;

•

EncodeHQ™, a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster™;

•

Zmail™, a service that delivers web and rich media content to targeted audiences;

•

mediaClix™, a service that delivers content similar to Zmail™, but originating from an existing web presence.

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

Phillips, Sarnoff, Verance, KDDI, NextAmp, and other companies large and small are active in the field of digital watermark technologies.  The video streaming market is currently dominated by a small number of larger companies, including Real Networks, Microsoft, Yahoo and several others, some of which offer source-to-destination streaming media solutions.  Most of USA Video’s current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than the Company.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

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

In fiscal 2003 the Company's research and development expenditures were approximately $66,000.  During fiscal 2005 and 2004, the Company’s research and development expenditures were $169,000 and $276,000, respectively.

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

Employees

As of March 22nd, 2006, the Company employed four people, including its two senior executive officers, one technology and one administrative employee. The Company considers the relationships with its employees to be good.

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

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE ITS BUSINESS AND PROSPECTS.

USA Video has a very limited operating history and has made very limited sales of its products and services and was in the development stage through December 31, 1999. USA Video's business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as streaming media.  Some of these risks relate to the Company's ability to:

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

THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES; IT EXPECTS TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date, USA Video has not been profitable, has not generated significant revenue from operations, and has incurred substantial losses.  For the year ended December 31, 2005, USA Video had a net loss of $958,250.  As of December 31, 2005, the Company had an accumulated deficit of $34,235,941 and a working capital deficit of $279,811.  The Company intends to continue to expend significant financial and management resources on the development of its proposed products and services, and other aspects of its business.  As a result, the Company expects operating losses and negative cash flows to increase for the foreseeable future.  Consequently, USA Video will need to generate significant revenues to achieve and maintain profitability.  The Company may be unable to do so. If USA Video's revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, it may never achieve profitability.  Because of factors discussed in this paragraph, USA Video's auditors, in their report on the Company's financial statements, have expressed substantial doubt concerning the Company's ability to continue as a going concern.

IF USA VIDEO IS UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IT MAY NOT BE ABLE TO REMAIN IN BUSINESS.

USA Video requires substantial working capital to fund its business.  The Company has had significant operating losses and negative cash flow from operations since inception of its current business and expects to continue to do so for the foreseeable future.  The Company's capital requirements will depend on several factors, including the rate of market acceptance of its products and services, the ability to establish and expand a client base and the growth and effectiveness of its sales and marketing efforts.  USA Video estimates it will require approximately $1 Million to $1.5 Million in financing to meet its working capital needs over the remainder of 2006 and substantial additional financing thereafter.  Further, if capital requirements vary materially from those currently planned, the Company may require additional financing.  The Company has no arrangements or commitments for any financing.  Financing may not be available when needed on terms favorable to the Company, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

BECAUSE ONE CUSTOMER ACCOUNTS FOR ALL OF USA VIDEO'S REVENUE, IF IT LOSES THE CUSTOMER, ITS REVENUE WOULD CEASE.

One customer accounted for 100% of USA Video's revenue for the year ended December 31, 2005.  The Company expects a small number of customers will continue to account for a substantial portion of its revenue for the foreseeable future.  USA Video's inability to increase the number of its customers or the loss of any one major customer could limit the Company's ability to maintain or increase its market share, or could cause revenue to drop quickly and unexpectedly.

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

Item 2.  Properties.

USA Video headquarters and executive offices are located in Old Lyme, Connecticut consisting of 1,250 square feet on  a month to month lease for $1,440 per month.

USA Video also leases 800 square feet of office space located in Vancouver, British Columbia, with a five year lease that expires March 2009.  The annual base rent is $20,000.

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

The following table shows the high and low sales prices (in Canadian dollars) of the common shares as reported by the TSX for the periods indicated.

	TSX (Symbol “US”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2004	0.90	0.29
Second Quarter 2004	0.45	0.18
Third Quarter 2004	0.375	0.18
Fourth Quarter 2004	0.415	0.225
First Quarter 2005	0.55	0.11
Second Quarter 2005	0.13	0.07
Third Quarter 2005	0.125	0.08
Fourth Quarter 2005	0.12	0.065

The following table shows the high and low prices of the common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “USVO”)
Period	High (US $)	Low (US $)
First Quarter 2004	0.72	0.22
Second Quarter 2004	0.36	0.14
Third Quarter 2004	0.29	0.14
Fourth Quarter 2004	0.35	0.18
First Quarter 2005	0.09	.044
Second Quarter 2005	0.06	0.11
Third Quarter 2005	0.07	0.10
Fourth Quarter 2005	0.05	0.09

As of March 22nd, 2006, there were 145,123,096 common shares outstanding, held by 1,571 shareholders of record.

To date, the Company has not paid any dividends on its common shares and does not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

All sales of securities made by USA Video during the year ended December 31, 2005 that were not registered under the Securities Act have been disclosed in USA Video's report on Form 10-Q for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 or in this Form 10-K.  The sales did not involve the use of an underwriter and no commissions were paid in connection with the sale of any of these securities.

Item 6.  Selected Financial Data.

The following table presents selected historical financial data.  The consolidated statement of operations data for the years ended December 31, 2003, 2004 and 2005, and the balance sheet data as of December 31, 2004 and 2005 are derived from USA Video's consolidated financial statements included elsewhere in this report, which have been audited by Goldstein Golub Kessler LLP independent auditors.  The selected financial data should be read in conjunction with USA Video's consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	December 31
Item	2005 $	2004 $	2003 $	2002 $	2001 $
Revenue	18,800	4,700	3,920	156,976	124,006
Net loss	(958,250)	(1,403,838)	(697,412)	(2,113,138)	(3,760,821)
Loss per share	(0.01)	(0.01)	(0.01)	(0.02)	(0.04)
Total assets	89,599	89,501	112,538	317,144	1,382,178
Long-term obligations	--	--	--	--	--
Cash dividends per share	--	--	--	--	--

Item 7.  Management's Discussion and Analysis of Financial Conditions and Results of Operation.

Overview of the Company

USA Video was a development-stage company from January 1, 1992 to December 31, 1999, during which time it engaged primarily in the development of its end-to-end hardware systems and proprietary Video-on-Demand and Wavelet compression technologies, and had very limited sales. In 2000, the Company made the first of its end-to-end systems, and invested heavily in further development of its StreamHQ™ streaming media system.  Due to current market conditions, management has implemented consolidation procedures to reduce the expense of operations.

As more fully discussed below the Company has not been profitable, and has not had significant revenues.  USA Video cannot predict its revenue levels for the next 12 months, or thereafter, nor when, or if, its operations will become profitable.  The Company's expenses will continue to decrease as it consolidates selling, general and administrative expenses.  USA Video will require additional financing, both for the remainder of fiscal 2006 and thereafter, to continue to operate and expand its business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

Results of Operations

Revenues

Revenues for the year ended December 31, 2005 ("fiscal 2005") were $18,800, compared with $4,700 for the year ended December 31, 2004 ("fiscal 2004") and revenues of $3,920 for the year ended December 31, 2003 ("fiscal 2003"). All revenues for fiscal 2005 and fiscal 2004 were derived from the provision of engineering services.  The Company had one customer, which accounted for 100% of the revenues in fiscal 2005, fiscal 2004, and fiscal 2003.

The revenues increased marginally in fiscal 2005 and 2004 due to the Company’s continuing efforts to upgrade and market MediaSentinel™ and related products.

Expenses

Total operating expenses for fiscal 2005 were $1,215,334, compared with $1,404,234 for fiscal 2004 and $814,167 for fiscal 2003.  For fiscal 2005, cost of sales was $5,000, as compared with $3,379 for fiscal 2004 and $2,885 for fiscal 2003.

Research and development costs for fiscal 2005 were $168,571, as compared to $276,302 for fiscal 2004 and $66,350 for 2003.  The decrease in fiscal 2005 was due primarily to management’s decision to focus on marketing of MediaSentinel™.

Selling, general and administrative expenses were $1,043,440 for fiscal 2005, as compared to $1,124,609 for fiscal 2004, and $628,180 for fiscal 2003. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, office, professional fees, and other expenses to execute the Company's business plan and for day-to-day operations.  The primary components of the increases/decreases from fiscal 2005 to fiscal 2004 were:

•

a $35,933 increase in fiscal 2005 in marketing expenses, as the Company revamped marketing objectives and strategies to concentrate on the release of MediaSentinelTM late in the third quarter of fiscal 2004.  The marketing staff continues to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers;

•

an increase of $11,779 from fiscal 2004 for public relations, due to management’s decision to contract an outside firm;

•

a $158,272 decrease in professional fees in fiscal 2005 was due to the transition of the patent infringement lawsuit to the court of appeals.

The year-to-year increases in fiscal 2004 resulted from the Company's increased efforts to bring products to market. The decreases resulted from the consolidation efforts of management. The primary components of the increases/decreases from fiscal 2004 to fiscal 2003 were:

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

Additional expenses included depreciation and amortization of $3,323 for fiscal 2005 and fiscal 2004 for the amortization of the patents, compared to $19,391 for fiscal 2003, which also includes depreciation for machinery and equipment necessary for the development of new products and services prior to fiscal 2002.  Non-cash compensation charges for fiscal 2005 were $216,560, for fiscal 2004 were $158,960 and for fiscal 2003 were $14,430, due mostly to issuance of common shares and share purchase warrants to the Company's officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance and the issuance of stock options to contractors.  Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set at the market price when the offering is first announced, rather than upon closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other increases in expenses included utilities and telephone, travel and promotion, insurance and rent due to decision to continue development and marketing of MediaSentinel™.

Impairment Loss on Long-Lived Assets are the result of the Company’s inability to raise revenues in accordance with the corporate business plan, the Company operated at a loss for fiscal 2003 and fiscal 2002.  As a result, the Company commenced an impairment review of its long-lived assets in accordance with SFAS 144 “Accounting of the Impairment or Disposal of Long-Lived Assets”.  As a result of this impairment review, the Company recorded an impairment loss of $100,246 during fiscal 2003 to reduce the carrying value of these assets to their estimated fair value.

During the period ended December 31, 2005, the Company settled accounts payable obligations of approximately $288,000 for $45,000, and recorded a gain of $243,000.

Net Losses

To date, the Company has not achieved profitability and expects to incur substantial losses for the foreseeable future.  The Company's net loss for fiscal 2005 was $958,250, compared with a net loss of $1,403,838 for fiscal 2004, and $697,412 for fiscal 2003.

Liquidity and Capital Resources

At December 31, 2005, the Company's cash position was $25,253, an increase of $15,912 from December 31, 2004.  The Company had a working capital deficit of $279,811 and an accumulated deficit of $34,235,941 at December 31, 2005.

The Company's principal source of cash during fiscal 2005 was proceeds of $946,273 received from private placements and the exercise of warrants of equity securities and $37,500 from exercise stock options. This was offset by $967,861 of cash used in operating activities.

The Company has historically satisfied its capital needs primarily by issuing equity securities to its officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During fiscal 2005, the Company completed four private placements, resulting in gross proceeds to the Company of $825,375.

The first offering completed on February 24, 2005 was a private placement of 1,500,000 units at a price of $0.10 per unit for total proceeds of $150,000.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.13 per share, exercisable until February 24, 2007.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act.  The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  One director of the Company, four employees of the Company and three additional unaffiliated non-accredited investors and six unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

The second offering completed on July 11, 2005 was a private placement of 5,600,000 units at a price of $0.055 per unit for total proceeds of $308,000.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.08 per share, exercisable until July 11, 2007.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act.  The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  One director/employee of the Company, one employee of the Company and seven additional unaffiliated non-accredited investors and nine unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

The third offering completed on September 28, 2005 was a private placement of 4,175,000 units at a price of $0.065 per unit for total proceeds of $271,375.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.084 per share, exercisable until September 28, 2007.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act.  The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  One director/employee of the Company, one employee of the Company and two additional unaffiliated non-accredited investors and seven unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

The fourth offering completed on December 7, 2005 was a private placement of 1,600,000 units at a price of $0.06 per unit for total proceeds of $96,000.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.084 per share, exercisable until December 6, 2007.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act.  The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  Six unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

The Company also received proceeds of $120,898 from the exercise of outstanding warrants and $37,500 from the exercise of stock options in fiscal 2005.

The Company's independent registered public accounting firm, in their report accompanying the Company's audited financial statements at and for the year ended December 31, 2005, have stated that there is substantial doubt about the Company's ability to continue as a going concern.  As of December 31, 2005, the Company had $25,253 in cash. The Company will require an additional $1.0 million to $1.5 million to finance operations for the fiscal 2006 and intends to obtain such financing through sales of its equity securities.  The threat to the Company's ability to continue as a going concern will be removed only when revenues have reached a level that sustains the Company's business operations.

Assuming the aforementioned $1.0 million to $1.5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of the Company's securities.  Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $2.0 million to $3.0 million for fiscal 2007.  The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of USA Video:

Name	Age	Position	Period of Service
Edwin Molina	50	Director, Chief Executive Officer and President	Since 1998
Anton J. Drescher	49	Director, Chief Financial Officer and Secretary	Since 1994
Maurice Loverso (1)	45	Director	Since 2003
Rowland Perkins (1) (2)	52	Director	Since 2005

(1)

Member of the Audit Committee

(2)

Appointed as director January 10, 2005

Rowland Perkins was appointed as director effective January 10, 2005.  Anton Drescher, Edwin Molina, Maurice Loverso, and Rowland Perkins were elected directors of USA Video in September 2005.

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

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been Chief Financial Officer of USA Video since December 1994.  During the past 5 years to present, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves as a director and/or officer of the following TSX listed companies: International Tower Hill Mines Ltd. since October 1991, Quest Ventures Inc. since December 1998; Landmark Minerals Inc. since February 2003, Waymar Resources Ltd. since June 2005.  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

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

Rowland Perkins – Director

Mr. Perkins was appointed as an independent director of USA Video as of January 10, 2005.  He has been President and a director of eBackup Inc., of Calgary, Alberta, since 2001.  He was previously Alberta Regional Manager of Securitinet Storage Solutions from 1999 to 2001, Vice-President of Simul Corp. from 1997 to 1999 and President of Franchise Network from 1994 to 1997.  Mr. Perkins currently serves as a director of the following TSX listed companies:   Quest Ventures Inc. since January 2005, International Tower Hill Mines Ltd. since 1998 and Waymar Resources Ltd. since June 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2005.

To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2005, the Company's officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except as follows:

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

The Audit Committee of the Board of Directors consists of Maurice Loverso and Rowland Perkins (who was appointed effective January 10, 2005).  Rowland Perkins serves as Chairman.  The Board of Directors had determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

Item 11. Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to USA Video's Chief Executive Officer (CEO), and to other persons serving as executive officers of the Company as of December 31, 2005, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$	$	$	$
Molina, Edwin CEO	2005 2004 2003	75,600 49,600 36,000	-0- -0- -0-	(1-2) 20,550 (3) 11,625 (4-7) 5,650	-0- -0- -0-	(8)3,000,000 (9-10) 2,000,000 -0-	-0- -0- -0-	-0- -0- -0-
Drescher, Anton CFO	2005 2004 2003	(11) 57,529 (11) 46,870 (11) 40,399	-0- -0- -0-	(12) 1,000 (13-14) 14,625 (15-18) 4,900	-0- -0- -0-	(19) 1,000,000 (20) 2,000,000 -0-	-0- -0- -0-	-0- -0- -0-
Loverso, Maurice Director	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(21) 50,000 (22) 250,000 -0-	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland Director	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	(23-24) 200,000 -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)

In July 2005, Mr. Molina purchased 250,000 units (each comprised of one common share and one warrant to acquire one common share at $0.055 per share) at $0.08 per unit.  This compensation resulted from the difference between the $0.055 purchase price and the $0.08 warrant exercise price and the fair market price of $0.09 of the common shares on the date of issuance of the units.

(2)

In September 2005, Mr. Molina purchased 300,000 units (each comprised of one common share and one warrant to acquire one common share at $0.065 per share) at $0.084 per unit.  This compensation resulted from the difference between the $0.065 purchase price and the $0.084 warrant exercise price and the fair market price of $0.09 of the common shares on the date of issuance of the units.

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

(8)

In July 2005, Mr. Molina was granted a stock option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before July 11th, 2007.

(9)

In December 2005, Mr. Molina was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 23rd, 2007.

(10)

In December 2004, Mr. Molina was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable on or before December 3rd, 2006.  On June 15th, 2005, the exercise price of this stock option was reduced to $0.10 per share.

(11)

Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for his services as an executive officer of the Company.

(12)

In January 2005, Mr. Drescher purchased 50,000 units (each comprised of one common share and one warrant to acquire one common share at $0.10 per share) at $0.13 per unit.  This compensation resulted from the difference between the $0.10 purchase price and the $0.13 warrant exercise price and the fair market price of $0.12 of the common shares on the date of issuance of the units.

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

(16)

In April 2003, Mr. Drescher purchased 100,000 units (each comprised of one common share and one warrant to acquire one common share at $0.075 per share) at $0.068 per unit. This compensation resulted from the difference between the $0.068 purchase price and the $0.075 warrant exercise price and the fair market price of $0.078 of the common shares on the date of issuance of the units.

(17)

In May 2003, Mr. Drescher purchased 50,000 units (each comprised of one common share and one warrant to acquire one common share at $0.1175 per share) at $0.088 per unit. This compensation resulted from the difference between the $0.088 purchase price and the $0.1175 warrant exercise price and the fair market price of $0.102 of the common shares on the date of issuance of the units.

(18)

In September 2003, Mr. Drescher purchased 50,000 units (each comprised of one common share and one warrant to acquire one common share at $0.095 per share) at $0.08 per unit. This compensation resulted from the difference between the $0.08 purchase price and the $0.095 warrant exercise price and the fair market price of $0.09 of the common shares on the date of issuance of the units.

(19)

In December 2005, Mr. Drescher was granted a stock option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 23rd, 2007.

(20)

In December 2004, Mr. Drescher was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable on or before December 3rd, 2006.  On June 15th, 2005, the exercise price of this stock option was reduced to $0.10 per share.

(21)

In December 2005, Mr. Loverso was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 23rd, 2007.

(22)

In December 2004, Mr. Loverso was granted a stock option to purchase up to 250,000 shares of common stock at an exercise price of $0.25 per share, exercisable on or before December 3rd, 2006.  On June 15th, 2005, the exercise price of this stock option was reduced to $0.10 per share.

(23)

In January 2005, Mr. Perkins was granted a stock option to purchase up to 150,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before January 10th, 2007.

(24)

In December 2005, Mr. Perkins was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 23rd, 2007.

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended December 31, 2005.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date	0% ($)	5% ($)	10% ($)
Molina, Edwin	1,000,000 2,000,000	38%	0.10 (2) 0.10 (3)	0.08(2) 0.07 (3)	07/22/2007 12/23/2007	-0- -0-	-0- -0-	-0- -0-
Drescher, Anton	1,000,000	13%	0.10 (3)	0.07 (3)	12/23/2007	-0-	-0-	-0-
Loverso, Maurice	50,000	1%	0.10 (3)	0.07 (3)	12/23/2007	-0-	-0-	-0-
Perkins, Rowland	150,000 50,000	3%	0.10 (1,4) 0.10 (3)	0.38(1,4) 0.073)	01/10/2007 12/23/2007	-0- -0-	-0- -0-	-0- -0-

(1)

In January 2005 a stock option was granted to Rowland Perkins, a director, to purchase up to 150,000 common share on or before January 10, 2007, at an exercise price of $0.35 per share and an employee exercised a portion of his stock option to purchase 100,000 common shares.  On January 10th, 2005, the date the option was originally granted, the market price was $0.38 per share.

(2)

A total of 1,675,000 stock options were granted to directors, employees and consultants in July 2005. All stock options to employees and consultants expire on July 22, 2007.  On July 22nd 2005, the date the option was originally granted, the market price was $0.08 per share.

(3)

A total of 4,810,000 stock options were granted to directors, employees and consultants in December 2005. All stock options to employees and consultants expire on December 23, 2007.  On December 23rd, 2005, the date the option was originally granted, the market price was $0.07 per share.

(4)

On June 15th, 2005, the exercise price of this stock option was reduced from $0.25 per share to $0.10 per share.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2005 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realised ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Molina, Edwin	-0-	-0-	0 / 0	N/A	/ $0
Drescher, Anton	-0-	-0-	0 / 0	N/A	/ $0
Loverso, Maurice	-0-	-0-	0 / 0	N/A	/ $0
Perkins, Rowland	-0-	-0-	0 / 0	N/A	/ $0

(1)

On December 31, 2005, the average of the high and low bid prices of the common shares on the OTC BB was $0.055.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 22nd, 2006, the number of outstanding common shares of USA Video beneficially owned by (i) each person known to USA Video to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name	Shares Owned	Percentage of Class
Edwin Molina (1)	11,870,234	7.68%
Anton J. Drescher (2)	11,186,885	7.25%
Maurice Loverso (3)	300,000	0.19%
Rowland Perkins (4)	212,500	0.14%
All Executive Officers and Directors as a Group (four persons)	23,569,619	15.26%

(1)

Includes 675,000 common shares underlying warrants and 5,000,000 common shares underlying stock options that are currently exercisable by Mr. Molina.  Mr. Molina's address is 83 Halls Road, Old Lyme, Connecticut.

(2)

Includes 90,000 common shares underlying warrants and 3,000,000 common shares underlying stock options that are currently exercisable by Mr. Drescher.  Mr. Drescher's address is 83 Halls Road, Old Lyme, Connecticut.

(3)

Includes 300,000 common shares underlying stock options that are currently exercisable by Mr. Loverso.  Mr. Loverso’s address is 83 Halls Road, Old Lyme, Connecticut.

(4)

Includes 200,000 common shares underlying stock options that are currently exercisable by Mr. Perkins.  Mr. Perkin’s address is 83 Halls Road, Old Lyme, Connecticut.

Item 13.  Certain Relationships and Related Transactions.

In 2005, the Company paid consulting fees of $57,529 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, in consideration of Mr. Drescher's services as an executive officer of the Company.

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

In September 2005, USA Video completed a private placement of 4,175,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at a price of $0.084 per share) at a price of $0.065 per unit, of which 3,675,000 units were sold to outside investors and 500,000 units were sold to officers, directors and employees of the Company.  Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.09 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (300,000 units) and Anton J. Drescher (-0- units).  The Company will charge operations for any differential between the fair value and the purchase price of the common stock and for any differential between the fair value of the common stock underlying the warrants and the exercise price of the warrants.

In December 2005, USA Video completed a private placement of 1,600,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at a price of $0.084 per share) at a price of $0.06 per unit, of which 1,600,000 units were sold to outside investors and –0- units were sold to officers, directors and employees of the Company.  Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.07 of the common shares on the date of issuance.

Item 14.  Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Goldstein Golub Kessler LLP for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by Goldstein Golub Kessler LLP during those periods.

Year ended December 31	2005	2004
Audit fees	$ 35,500	$ 30,500
Audit-related fees (1)	-0-	-0-
Tax fees (2)	-0-	-0-
All other fees (3)	-0-	-0-
Total	$ 35,500	$ 30,500

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

The Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2005.  The Audit Committee had concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Goldstein Golub Kessler LLP.

Through September 30, 2005, Goldstein Golub Kessler LLP (the ‘‘Firm’’) had a continuing relationship with American Express Tax and Business Services Inc. (‘‘TBS’’) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005 this relationship ceased and the Firm established a similar relationship with RSM McGladrey, Inc.  The Firm has no full time employees, and, therefore, none of the audit services performed were provided by permanent, full-time employees of the Firm. The Firm manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

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

(b)

Reports on Form 8-K

During the last quarter of the fiscal year covered by this Report, the Company filed the filing reports on Form 8-K:

(i)

On October 7th, 2005, the Company announced it had retained the law firm Goldstein & Faucett LLP, to handle enforcement of USVO’s pioneering VOD technology patent rights, including USVO’s present lawsuit against Movielink LLC. Goldstein & Faucett is a Houston, Texas intellectual property boutique which focuses on enforcing patents via patent infringement suits and licensing.

(ii)

On November 2nd, 2005, the Company announced that a special anti-piracy event was being held for a select group of television and film distribution companies where Lightning Media would premier SmartMark Enhanced Duplication, their new Anti-Piracy Protection service that is available when clients duplicate their television and film titles to digital video. The event is on the 3rd of November at Lightning Media’s facilities in Hollywood, CA.

(iii)

On November 4th, 2005, the Company announced that it had unveiled its new SmartMark™ anti-piracy logo, which helps educate the public about piracy, visually marking movies and television shows that have been protected with the Company’s SmartMark technology.  It serves as a warning to those who contemplate the theft of intellectual property that the content marked with the logo is protected by robust forensics data utilized by law enforcement to bring the pirates to justice.

(iv)

On November 9th, 2005, USA Video Technology Corporation, a wholly-owned subsidiary of the Company (“USVO”) filed its Appeal Brief in the Federal Circuit court of Appeals in Washington, DC.  The appeal is from the District Court’s decision granting Movielinks’ motion for summary judgment of non-infringement, and USVO’s motion for reconsideration.  The U.S. Court of Appeals for the Federal Circuit, which has jurisdiction over patent litigation appeals, will hear the appeal.

(v)

On November 9th, 2005, the Company announced that FilmMates Entertainment would protect its entire film library against piracy using the Company’s SmartMark™ anti-piracy technology.  The library was to be SmartMarked at Lightning Media’s post-production facility in Hollywood.  Lightning Media is a Certified SmartMark Anti-Piracy Provider using the Registrant’s MediaSentinel™ Workstation to SmartMark digital video and protect its clients’ properties from piracy.

(vi)

On November 29th, 2005 the Company released its “SmartMarks™ In Action” video on its website. The video discusses the problems of piracy, what SmartMarks are, and how SmartMarks combat piracy, showing the movie trailer for the SmartMarked release “Aunt Agatha’s Apartment,” from FilmMates Entertainment.

(vii)

On November 30th, 2005 the Company announced an association with DIC Entertainment (DIC), a leading children's media company. DIC has SmartMarked its new full-length animated television special INSPECTOR GADGET’S BIGGEST CAPER EVER: THE CASE OF THE FLYING LIZARD. The SmartMarked film premiered at the Cartoons on the Bay 2005 International Festival of Television Animation in Positano, Italy earlier this year.

(viii)

On January 12th, 2006 the Registrant announced that FilmMates Home Video Entertainment would be using the Company’s SmartMark™ anti-piracy technology to protect its films for distribution.  FilmMates recently entered into a home video distribution agreement with Vivendi Universal Visual Entertainment, a wholly owned subsidiary of Universal Music Group.  American Reunion, Living Life, and Rent Control are the first three films scheduled for distribution.  These three films will be made available for home video in early spring 2006, with distribution scheduled for the U.S., Puerto Rico, and Canada.  In addition, FilmMates’ Sherlock a Case of Evil will be SmartMarked for Internet and home video distribution in Japan.

(ix)

On February 15th, 2006, India’s National Public Broadcaster, and one of the world’s largest terrestrial television networks, Doordarshan, has chosen to use MediaSentinelTM to protect their content distribution in a three month trial program.  Doordarshan would be among the first of the world’s largest networks and the first public broadcaster to deploy piracy deterrence technology to protect profits by thwarting pirates.  MediaSentinel is an anti-piracy workstation developed by the Company.  Doordarshan is the television division for Prasar Bharati (Broadcasting Corporation of India).

(x)

On February 23th, 2006 the Company announced that it had completed a major upgrade of its MediaSentinelTM anti-piracy watermarking workstation.  The new MS300 MediaSentinel Workstation has been redesigned around a friendlier user interface, a fully automated SmartMarking process, and an enhanced system security architecture.  MediaSentinel is of use in production and post-production houses, stock footage library houses, broadcasters and digital cinema markets.

(xi)

On March 10th, 2006 Doordarshan, India’s national public broadcaster and one of the world’s largest terrestrial television networks, has taken the lead on a three month trial basis to apply technology to strengthen worldwide efforts to identify video pirates.  The trial with Doordarshan was initiated by First Serve Entertainment, which represents the Company, and exclusively markets and sells MediaSentinel technology in Asia-Pacific and the Middle East and non-exclusively in other parts of the world.

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

Date: March 22nd, 2006

Edwin Molina

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edwin Molina

Chief Executive Officer, Director

March 22nd, 2006

-----------------------

Edwin Molina

/s/ Anton J. Drescher

Chief Financial Officer, (principal

March 22nd, 2006

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

March 22nd, 2006

-----------------------

Maurice Loverso

/s/ Rowland Perkins

Director

March 22nd, 2006

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

March 22nd, 200606

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

March 22nd, 2006

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of USA Video Interactive Corp. (the “Company”) on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edwin Molina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Edwin Molina

Edwin Molina,

Chief Executive Officer

March 22nd, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of USA Video Interactive Corp. (the “Company”) on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

March 22nd, 2006

USA VIDEO INTERACTIVE CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-3

Consolidated Financial Statements:

Balance Sheets

F-4

Statements of Operations

F-5

   Statements of Stockholders' Equity (Deficiency)

F-6

Statements of Cash Flows

F-7

Notes to Consolidated Financial Statements

F-8 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Video Interactive Corp.

We have audited the accompanying consolidated balance sheets of USA Video Interactive Corp. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video Interactive Corp. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from operations and has a net working capital deficiency and a stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

March 7, 2006

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

Our report to the Board of Directors dated March 7, 2006, is expressed in accordance with the standards of the Public Company Accounting Oversight Accounting Board (United States), which requires an explanatory paragraph in the auditor’s report.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

March 7, 2006

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$ 2,253	$ 9,341
Prepaid expenses and other current assets	9,825	18,536
Total current assets	35,078	27,877

Property and Equipment - at net	-	-

Intangible assets, net	35,181	38,504

Prepaid rent	19,340	23,120

Deferred Tax Assets, net of valuation allowance of $8,824,000 and
$8,517,000, respectively	-	-
Total Assets	$ 89,599	$ 89,501

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 314,729	$ 556,714
Due to related parties	160	160
Total current liabilities	314,889	556,874

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 250,000,000
shares, issued and outstanding 145,073,088 and 130,435,088 shares, respectively	34,010,651	32,810,318

Accumulated deficit	(34,235,941)	(33,277,691)
Stockholders' deficiency	(225,290)	(467,373)
Total Liabilities and Stockholders' Deficiency	$ 89,599	$ 89,501

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31,	2005	2004	2003

Revenue	$ 18,800	$ 4,700	$ 3,920

Expenses:
Cost of sales	5,000	3,379	2,885
Research and development	168,571	276,302	66,350
Selling, general and administrative	1,043,440	1,124,609	628,180
Depreciation and amortization	3,323	3,323	19,391
Impairment loss on long-lived assets	-	-	100,246
Total expenses	1,220,334	1,407,613	817,052
Loss from operations	(1,201,534)	(1,402,913)	(813,132)

Other income (expense), net:
Interest income (expense) (net of interest income
of $208, $102 and $149, respectively)	(197)	(1,639)	(12,722)
Gain on settlement of accounts payable	243,481	214	89,159
Gain on sale of equipment	-	500	24,626
Other	-	-	14,657
	243,284	(925)	115,720

Net loss	$ (958,250)	$(1,403,838)	$ (697,412)

Net loss per share - basic and diluted	$ (.01)	$ (.01)	$ (.01)
Weighted-average number of common shares outstanding -
basic and diluted	136,985,153	122,737,060	110,020,144

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock and			Stockholders'
	Additional Paid-in Capital		Accumulated	Equity
	Shares	Amount	Deficit	(Deficiency)

Balance at January 1, 2003	103,745,088	$ 30,357,906	$(31,176,441)	$ (818,535)
Issuance of common stock and common warrants
for cash	8,750,000	655,877	-	655,877
Issuance of common stock upon exercise of warrants	3,476,000	308,538	-	308,538
Noncash compensation charges	-	14,430	-	14,430
Net loss	-	-	(697,412)	(697,412)

Balance at December 31, 2003	115,971,088	31,336,751	(31,873,853)	(537,102)
Issuance of common stock and common
stock warrants for cash	1,250,000	212,500	-	212,500
Issuance of common stock upon exercise of warrants	13,214,000	1,102,107	-	1,102,107
Noncash compensation charges	-	158,960	-	158,960
Net loss	-	-	(1,403,838)	(1,403,838)

Balance at December 31, 2004	130,435,088	32,810,318	(33,277,691)	(467,373)
Issuance of common stock and common
stock warrants for cash	12,875,000	825,375	-	825,375
Issuance of common stock upon exercise of warrants	1,613,000	120,898	-	120,898
Issuance of common stock upon exercise of stock options	150,000	37,500	-	37,500
Noncash compensation charges	-	216,560	-	216,560
Net loss	-	-	(958,250)	(958,250)

Balance at December 31, 2005	145,073,088	$ 34,010,651	$(34,235,941)	$ (225,290)

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2005	2004	2003
Cash flows from operating activities:
Net loss	$ (958,250)	$(1,403,838)	$ (697,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,323	3,323	19,391
Impairment loss on long-lived assets	-	-	100,245
Gain on sale of equipment	-	(500)	(24,626)
Gain on settlement of accounts payable	(243,481)	(214)	(89,159)
Noncash compensation charge	216,560	158,960	14,430
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	1,400	-
Decrease (increase) in prepaid expenses and other current assets	8,711	(1,791)	(6,172)
Decrease (increase) in prepaid rent	3,780	(23,120)	-
Increase (decrease) in accounts payable and accrued expenses	1,496	(89,591)	(346,821)
Decrease in due to related parties	-	(2,961)	(50,059)
Net cash used in operating activities	(967,861)	(1,358,332)	(1,080,183)
Cash flows from investing activities:
Proceeds from equipment sales	-	500	119,626
Proceeds from sale of investments - related parties	-	-	-
Net cash provided by investing activities	-	500	119,626

Cash flows from financing activity - proceeds from the
issuance of common stock and warrants	983,773	1,314,607	964,415
Net cash provided by financing activities
Net increase (decrease) in cash and cash equivalents	15,912	(43,225)	3,858
Cash and cash equivalents at beginning of year	9,341	52,566	48,708
Cash and cash equivalents at end of year	$ 25,253	$ 9,341	$ 52,566
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 587	$ 1,847	$ 12,824

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

USA Video Interactive Corp. (the "Company") is a designer of high-tech Internet streaming video-on-demand systems, services and solutions.  At December 31, 2005 and for the three-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $958,250, $1,403,838 and $697,412 for the years ended December 31, 2005, 2004 and 2003, respectively.  In addition, the Company has a working capital deficiency of approximately $280,000 and a stockholders’ deficiency of approximately $225,000 at December 31, 2005. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and to the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Intangible assets consist of patents and patents pending owned by the Company for the Store and Forward Video System.  The patents and patents pending are recorded at cost and are being amortized on a straight-line basis over 17 years.

At each balance sheet date, the Company evaluates the impairment of intangible assets.  The factors used in evaluating the period of amortization include:  (i) current operating results, (ii) projected future operating results, and (iii) other material factors that affect the continuity of the business and economic life of the asset.

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

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31	2005	2004	2003
Net loss As reported	$ (958,250)	$(1,403,838)	$ (697,412)
Add: Stock compensation expense included in reported net loss	41,000	53,250	- 0 -
Deduct: Total stock based compensation expense determined under fair value based method for all awards	(350,750)	(867,143)	- 0 -
Pro forma	$ (1,268,000)	$(2,217,731)	$ (697,412)
Loss per common share Basic and diluted: As reported	$ (.01)	$ (.01)	$ (.01)
Pro forma	$ (.01)	$ (.02)	$ (.01)
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
Year ended December 31	2005	2004	2003
Expected dividend yield	- 0 -	- 0 -	N/A
Risk-free interest rate	3.23%	3.04%	N/A
Volatility	144%	144%	N/A
Expected life (years)	2	2	N/A

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

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period.  The aggregate effect of translation adjustments is immaterial at December 31, 2005 and 2004.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants.  Potential common stock amounts of approximately 26,824,000, 10,407,000 and 17,431,000 for the years ended December 31, 2005, 2004 and 2003, respectively, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payments" (“SFAS 123(R)").  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  SFAS 123(R) is effective for the beginning of the first quarter of the Company's 2006 fiscal year.  The new standard allows for two transition alternatives, either the modified-prospective method or the modified retrospective method.  The Company has not completed its evaluation of SFAS 123(R) and therefore has not selected a transition method or determined the impact that adoption SFAS 123(R) will have on its results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. MAJOR CUSTOMERS:	During the years ended December 31, 2005, 2004 and 2003 one customer accounted for 100% of total revenue.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	Prepaid expenses and other current assets consist of the following:
	December 31,	2005	2004
	Prepaid Rent	$5,845	$13,380
	Taxes Receivable	3,578	4,754
	Other (none in excess of 5% of current assets)	402	402
		$9,825	$18,536

5. INTANGIBLE ASSETS:	Intangible assets consist of the following:

	Gross Carrying Amount	Accumulated Amortization
Patents and patents pending	$56,488	$21,307
Aggregate Amortization Expense: For the year ended December 31, 2005		$3,323
Estimated Amortization Expense: For the year ending December 31,
2006		$3,323
2007		3,323
2008		3,323
2009		3,323
2010		3,323

6. PROPERTY AND EQUIPMENT:	Property and equipment, at cost, consists of the following:

December 31,	2005	2004	Estimated Useful Life
Office Equipment	$ 16,069	$ 16,069	5 years
Less accumulated depreciation	16,069	16,069
	$ - 0 -	$ - 0 -

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense amounted to $-0-, $-0- and $16,069 for the years ended December 31, 2005, 2004 and 2003, respectively.

During the year ended December 31, 2003, the Company recorded impairment losses of approximately $100,000 (Note 12).

At December 31, 2003 as a result of the Company recording an impairment loss, the cost of the property and equipment has been adjusted to reflect the new carrying amount.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES	Accounts payable and accrued expenses consist of the following:
	December 31,	2005	2004
	Accounts payable	$ 163,286	$ 187,301
	Accrued professional fees	75,715	55,584
	Accrued payroll and related tax withholdings	63,125	282,426
	Deferred revenues	-0-	18,800
	Amounts due for purchased computer equipment	12,603	12,603
		$ 314,729	$ 556,714

8. COMMITMENTS AND CONTINGENCIES:

The Company leases its Canadian office space under a non-cancelable operating lease, expiring in March 2009. The minimum rental commitment of this lease is approximately $20,000. The Company leases its United States office space on a month-to-month lease.  Rent expense amounted to $43,044, $44,975 and $42,215 for the years ended December 31, 2005, 2004 and 2003, respectively.

On April 10, 2003, the Company announced that a subsidiary had filed a lawsuit in U.S. District Court for the District of Delaware against Movielink, LLC.  The Company alleges that Movielink, a Delaware company, has infringed and continues to infringe on the Company’s patented online movie delivery System.

On January 28, 2005, the Court issued an opinion and order granting summary judgment in favor of Movielink, based on the Court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of the Company’s patent) in light of the Court’s construction of the term “initiates.”  The Company filed a motion for reconsideration on February 11, 2005, asking the Court to reconsider its ruling on that point, to decide the remaining aspects of the claim construction and the other pending motions, and to permit the Company’s case to proceed to trial.  Movielink filed its opposition to the Company’s motion for the reconsideration on February 28, 2005.  By order dated May 27, 2005, the Court denied our motion for reconsideration, thereby ending the litigation of substantive matters in the District Court.  The Company, through counsel (the Firm of  Goldstein & Faucett, LLP), filed a Notice of Appeal with the U.S. District Court of Deleware and the appeal has been docketed at the U. S. Court of Appeals for the Federal Circuit.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9. STOCK- HOLDERS' EQUITY:

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

On February 24, 2005, the Company issued 1,350,000 units to investors at $.100 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.13 per share.

On February 24, 2005, the Company issued 150,000 units to employees at $.100 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.13 per share. The company charged operations for approximately $3,000 representing the differential between the fair value and the purchase price of the common stock and for approximately $-0- representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

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

On December 7, 2005, the Company issued 1,600,000 units to investors at $.060 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.084 per share.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005, the Company issued 1,613,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.0657 to $.1175 per common share and issued 150,000 shares of common stock upon the exercising of stock options with exercise price of  $.25.

In December 2004, the Company issued options to acquire 550,000 shares of common stock at $0.25 per share to consultants.  The Company charged operations for the fair value of these options, approximately $106,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

In January 2005, the Company granted 150,000 options to a director of the Company to purchase 150,000 shares at a price of $0.29 to January 2007.

In April 2005, the Company granted 300,000 options to a consultant of the Company to purchase 300,000 shares at a price of $0.10 to April 2007.  The Company charged operations for the fair value of these options, approximately $19,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

In May 2005, the Company granted 1,000,000 options to a consultant of the Company to purchase 1,000,000 shares at a price of $0.10 to May 2007.  The Company charged operations for the fair value of these options, approximately $53,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

In June 2005, the Company amended previously granted options to purchase an aggregate of 5,000,000 shares of common stock granted to directors, employee and consultants of the Company to reduce the exercise price from $0.25 per share to $0.10 per share. No expense is recognized during the year ended December 31, 2005 since the strike price equals or exceeds the quoted market price.

In July 2005, the Company granted 1,175,000 options to employees and a director of the Company to purchase 1,175,000 shares at a price of $0.10 to July 2007.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2005, the Company granted 500,000 options to consultants of the Company to purchase 500,000 shares at a price of $0.10 to July 2007.  The Company charged operations for the fair value of these options, approximately $27,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

In December 2005, the Company granted 3,100,000 options to directors of the Company to purchase 3,100,000 shares at a price of $0.10 to December 2007.

In December 2005, the Company granted 1,710,000 options to consultants of the Company to purchase 1,710,000 shares at a price of $0.10 to December 2007.  The Company charged operations for the fair value of these options, approximately $77,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

10. STOCK OPTIONS AND STOCK WARRANTS:

The Company has a stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

In June 2001, the Company adopted a new Stock Option Plan (the "2001 Plan"). The 2001 Plan authorizes the issuance of up to 8,400,000 of the Company's common shares, subject to adjustment under certain circumstances. The Company is listed on the TSX Venture Exchange ("TSX") and is subject to a limitation on the number of options a company may have. The 2001 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").  The Company's previous option plan will remain in effect until all granted stock options are exercised, expired or canceled.  In February 2006, the Company adopted a new Stock Options Plan (the “2005 Plan”).  The 2005 Plan authorizes the issuance of up to 13,900,000 of the Company's common shares, subject to adjustment under certain circumstances. The Company is listed on the TSX Venture Exchange ("TSX") and is subject to a limitation on the number of options a company may have. The 2005 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").  The Company's previous option plan will remain in effect until all granted stock options are exercised, expired or canceled.

A summary of the status of the Company's options and changes during the years is presented below:

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,000,000	$0.25	25,000	$0.50	25,000	$0.50
Granted	7,935,000	$0.10	5,000,000	$0.25	- 0 -	$0.00
Exercised	150,000	$0.25	- 0 -	$0.00	- 0 -	$0.00
Cancelled/expired	-0-	$0.00	(25,000)	$0.50	- 0 -	$0.00
Outstanding at end of year	12,785,000	$0.10	5,000,000	$0.25	25,000	$0.50
Options exercisable at year end	12,785,000		5,000,000		25,000
Weighted average fair value of options granted during the year		$0.10		$0.19		$0.50

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighed Average Exercise Price
$0.10	12,785,000	1.45	$0.10	12,785,000	$0.10

Warrants to purchase shares of common stock are as follows:

Year ended December 31,	2005		2004		2003
	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price

Outstanding at beginning of year	5,407,000	$0.0657 - $0.195	17,431,000	$0.064 - $0.1175	21,800,000	$0.064 - $0.80
Issued	12,875,000	$0.055 - $0.130	1,250,000	$0.135 - $0.195	8,750,000	$0.0657-$0.1175
Exercised	(1,613,000)	$0.0657 - $0.1175	(13,214,000)	$0.64 - $0.255	(3,476,000)	$0.064 - $0.26
Expired	(2,630,000)	$0.075 - $0.1175	(60,000)	$0.085	(9,643,000)	$0.26 - $0.66
Outstanding at end of year	14,039,000	$0.055 - $0.195	5,407,000	$0.0657 - $0.195	17,431,000	$0.064 - $0.1175

Warrants issued in 2005 and 2004 have a contractual life of two years from the date of issuance.

11. INCOME TAXES:

As of December 31, 2005 the Company had deferred tax assets resulting primarily from net operating loss carryforwards of approximately $26,000,000, which are available to offset future taxable income, if any, through 2025.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2005	2004
Net operating loss carryforwards	$ 8,824,000	$ 8,517,000
Valuation allowance	(8,824,000)	(8,517,000)
Net deferred tax assets	$ - 0 -	$ - 0 -

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2005	2004
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 - %	- 0 - %

12. IMPAIRMENT OF LONG-LIVED ASSETS :

As the result of the Company’s inability to raise revenues in accordance with the corporate business plan, the Company operated at a loss for the year ended December 31, 2003.  As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard (‘SFAS”) 144 “Accounting of the Impairment or Disposal of Long-Lived Assets”.  As a result of this impairment review, the Company recorded impairment losses of approximately $100,000 to reduce the carrying value of these assets to their estimated fair value.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):	The following table summarizes selected quarterly data for the years ended December 31, 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2004:
Revenue	$ 4,700	$ - 0 -	$ - 0 -	$ - 0 -	$ 4,700
Expenses	(269,411)	(293,955)	(320,023)	(525,149)	(1,408,538)
Net Loss	(264,711)	(293,955)	(320,023)	(525,149)	(1,403,838)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
2005:
Revenue	$ 18,800	$ - 0 -	$ - 0 -	$ - 0 -	$ 18,800
Expenses	(280,507)	(217,840)	(233,776)	(244,927)	(977,050)
Net Loss	(261,707)	(217,840)	(233,776)	(244,927)	(958,250)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)