Form 10-K/A
period 2005-12-31
USA VIDEO INTERACTIVE CORP
filed 2006-03-23
CIK 1107280

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

Documents Incorporated by Reference: NONE

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of USA Video Interactive Corp. (the “Company’) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed with the Securities and Exchange Commission on March 22nd, 2006 (the “Original Filing”).

The Company is filing this Amendment No. 1 solely to correct a typographical error by our filing agent in the process of converting and formatting the Form 10-K to an electronic format suitable for filing with the Securities and Exchange Commission.  A typographical error appeared on the balance sheet contained in Item 8. Financial Statements.  The amount of the cash on hand was incorrectly stated as $2,253 and has been corrected to state $25,253.  We are also updating the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2

Except as described above, no other changes have been made to the Original Filing.  This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

Item 8.  Financial Statements and Supplementary Data.

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

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

March 7, 2006

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$ 25,253	$ 9,341
Prepaid expenses and other current assets	9,825	18,536
Total current assets	35,078	27,877

Property and Equipment - at net	-	-

Intangible assets, net	35,181	38,504

Prepaid rent	19,340	23,120

Deferred Tax Assets, net of valuation allowance of $8,824,000 and
$8,517,000, respectively	-	-
Total Assets	$ 89,599	$ 89,501

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 314,729	$ 556,714
Due to related parties	160	160
Total current liabilities	314,889	556,874

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

Item 15.  Exhibits, Financial Statements to Shareholders and Reports on Form 8-K.

(c)

Exhibits

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

Date: March 23rd, 2006

Edwin Molina

Chief Executive Officer