Form 10-Q
period 2006-03-31
USA VIDEO INTERACTIVE CORP
filed 2006-05-15
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

At May 15, 2006, there were 149,673,089 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 3,474	$ 25,253
Prepaid expenses and other current assets	10,320	9,825
Total current assets	13,794	35,078
Property and Equipment - at cost, net	-	-
Other Assets, net of accumulated amortization of $22,138
and $21,307, respectively	34,350	35,181
Prepaid rent	15,395	19,340
Deferred Tax Assets, net of valuation allowance
of $8,874,000 and $8,824,000, respectively	-	-
Total Assets	$ 63,539	$ 89,599
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 431,723	$ 314,729
Due to related parties	160	160
Total current liabilities	431,883	314,889
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 145,123,088 and
145,073,088, respectively	34,015,651	34,010,651
Accumulated deficit	(34,383,995)	(34,235,941)

Stockholders' deficiency	(368,344)	(225,290)

Total Liabilities and Stockholders' Deficiency	$ 63,539	$ 89,599

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

Three months ended March 31,	2006	2005

Revenue	$ -	$ 18,800

Expenses:
Cost of sales	-	5,000
Research and development	54,000	52,000
Selling, general and administrative	162,844	222,665
Depreciation and amortization	831	831
Total expenses	217,675	280,496
Loss from operations	(217,675)	(261,696)

Other income (expense)
Interest (expense)	199	(11)
Gain on settlement of accounts payable	59,422	-
Gain on sale of equipment	10,000	-
	69,621	(11)

Net loss	$ (148,054)	$ (261,707)

Net loss per share – basic and diluted	$ (.00)	$ (.00)
Weighted-average number of common shares outstanding – basic and diluted	145,116,421	131,549,230

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock

			Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2005	145,073,088	$ 34,010,651	$ (34,235,941)	$ (225,290)
Issuance of common stock upon
exercise of stock options	50,000	5,000	-	5,000
Net loss		-	(148,054)	(148,054)

Balance at March 31, 2006	145,123,088	$ 34,015,651	$ (34,383,995)	$ (368,344)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

Three months ended March 31,	2006	2005

Cash flows from operating activities:
Net loss	$ (148,054)	$ (261,707)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	831	831
Noncash compensation charge	-	3,000
Gain on settlement of accounts payable	(59,422)	-
Gain on sale of equipment	(10,000)	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	3,450	7,562
(Decrease) in accounts payable and accrued expenses	176,416	(382)
Net cash used in operating activities	(36,779)	(250,696)

Cash flow from investing activities:
Proceeds from the sale of equipment	10,000	-
Net cash provided by investing activities	10,000	-

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	5,000	244,898
Net cash provided by financing activities	5,000	244,898

Net (decrease) in cash and cash equivalents	(21,779)	(5,798)

Cash and cash equivalents at beginning of period	25,253	9,341
Cash and cash equivalents at end of period	$ 3,474	$ 3,543

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2005

(Unaudited)

(Stated in US Dollars)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $148,054 for the three month period ended March 31, 2006 and, in addition the Company incurred losses of $958,250 and $1,403,838 for the years ended December 31, 2005 and 2004, respectively. As of March 31, 2006, the Company had an accumulated deficit of $34,383,995 and a working capital deficit of $418,089. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at March 31, 2006 and 2005.

NOTE C – COMMON STOCK

From January 1, 2006 to March 31, 2006, the Company issued 50,000 shares of common stock upon the exercising of stock options with an exercise price of $.10.

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

The Company leases its Canadian office space under a non-cancelable operating lease, expiring in March 2009. The minimum rental commitment of this lease is approximately $20,000 annually. The Company leases its United States office space on a month-to-month lease.  Rent expense amounted to $11,376 and $10,989 for the three months ended March 31, 2006 and 2005, respectively.

NOTE E – STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board  (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ which revised Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’. This statement supersedes Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented by the Company effective January 1, 2006.

The implementation of FAS No. 123R had no impact on the statement of operations for the three-month period ended March 31, 2006.  There is no impact on the basic or diluted earning per share reported on the statement of operations.

For the 2005 year the Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three month period ended March 31, 2005 would have been as follows:

Three months ended March 31,	2005

Net loss:
As reported	$ (261,707)

Add: Stock based compensation expense included in reported net loss	3,000

Deduct: Total stock-based compensation expense determined under fair value
based method for all awards	(3,000)
Pro forma	$ (261,707)

Loss per common share – basic and diluted As reported	$ (0.01)

Pro forma	$ (0.01)

Effective January 1, 2006, the Company adopted FAS No. 123R utilizing the modified prospective method. FAS No.123R requires the recognition of stock-based compensation expense in the financial statements.

Under the modified prospective method, the provisions of FAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, ‘‘Accounting for Stock Based Compensation’’, shall be recognized in net earnings in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years and have a term of seven years. Compensation expense for stock options is recognized over the period for each separately vesting portion of the stock option award.

The fair value for options issued prior to January 1, 2006 was estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate was derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor was determined based on historical and other factors. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company's options and changes for the three months ended March 31, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	12,785,000	$0.10
Granted	-0-	$0.10
Exercised	50,000	$0.10
Cancelled/expired	-0-	$0.00
Outstanding at end of period	12,735,000	$0.10	1.2 years	$0
Options exercisable at end of period	12,735,000

As of March 31, 2006, there was no unrecognized compensation cost related to non-vested stock option awards.  All options are fully vested as of March 31, 2006.

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

NOTE  G – SUBSEQUENT EVENTS

In April 2006, the Company issued 3,825,000 units to investors at a price of $0.060 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.087 per share.

In April 2006, the Company issued 675,000 units to employees at a price of $0.060 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.087 per share.  The Company will charge operations for any differential between the fair value and the purchase price of the common stock and for any differential between the fair value of the common stock underlying the warrants and the exercise price of the warrants.

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

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to the financial statements included in this report.

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

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2006 were $-0-, compared to revenue of $18,800 for the three-month period ended March 31, 2005.  We discontinued the sale of select services from our prototype StreamHQ™ after customers' satisfaction and proof of concept.  We no longer sell the individual functions of StreamHQ™.  We intend to continue to develop and expand our StreamHQ™ services business, while pursuing opportunities to sell replicated StreamHQ™ systems to corporations and organizations that prefer systems solutions to services.

Cost of Sales

The cost of sales for the three months ended March 31, 2006 was $-0- as compared to $5,000 for the comparable period in 2005.  The decrease in cost of sales during the three months ended March 31, 2006 is directly attributable to the decrease in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for our day-to-day operations.  We have decided to move forward with new products, which has increased our marketing costs.  Administrative expenses and professional fees decreased in the three months ending March 31, 2006 due to management’s decision to reduce operations.

Selling, general and administrative expenses for the three months ended March 31, 2006 decreased $59,821 to $162,844 from $222,665 for the three months ended March 31, 2005.  The decrease was the result of expenses incurred related to the decrease in our operations.

Professional expenses for the three months ended March 31, 2006, decreased to $21,707 from $133,249 for the comparable period of 2005.    The decreased costs in the first quarter of 2006 was due to the transition of the patent infringement lawsuit to the court of appeals.

Product marketing expense for the three months ended March 31, 2006, increased to $53,230 from $16,011 for the comparable period in 2005.  The increase was due to the addition of marketing consultants retained to prepare marketing materials for the latest release of MediaSentinel™.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses increased to $54,000 for the three months ended March 31, 2006, from $52,000 for the comparable period in 2005. The increase was the result of continual  research and development efforts of MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the three months ended March 31, 2006 was $-0-, compared to $3,000 for the comparable period in 2005.  The amount for the three months ended March 31, 2005 was due to the issuance of common shares and share purchase warrants to our officers, directors and employees at a price and exercise price, respectively, below the market price of the common shares at the time of issuance of the common shares and share purchase warrants. There were no issuances of common stock or warrants for the three months ended March 31, 2006.  Because the rules of the TSX Venture Exchange require that the offering price for privately placed securities of listed companies be set when the private placement offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other Income

During the three months ended March 31, 2006 we recorded a gain on settlement of accounts payable due to the statute of limitation expiring on $59,422 of payroll taxes and we also sold property and equipment and recorded a gain on sale of  $10,000.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for at least the remainder of 2006.  Our net loss for the three months ended March 31, 2006 was $148,054, compared with a net loss of $261,707 for the three months ended March 31, 2005.  The decrease in losses is directly related to the reduced professional fees and the gain on settlement of accounts payable and sale of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had a cash position of $3,474, compared to $25,253 at December 31, 2005.  We anticipate capital requirements of $500,000 for the continued development of our MediaSentinel™ products, $500,000 for commercialization of our MediaSentinel™ products and $250,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through fiscal 2006.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.25 million to $1.75 million to finance operations through fiscal 2006 and we intend to seek such financing through sales of our equity securities.  Subsequent to the thee months ended March 31, 2006, we raised an aggregate of $270,000 through a private placement of 4,500,000 units at a price of $0.06 per unit.

Assuming the aforementioned $1.25 million to $1.75 million in financing is obtained, we believe that continuing operations for the longer term will be supported through anticipated licensing revenues and through additional sales of our securities.  We have no binding commitments or arrangements for additional financing, and there is no assurance that we will be able to obtain any additional financing on terms acceptable to us, if at all.

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

To date, we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses. For the three months ended March 31, 2006, we had a net loss of $148,054.  As of March 31, 2006, we had an accumulated deficit of $34,383,995 and a working capital deficit of $418,089.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so.  If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

Our business and prospects must be considered in light of the many risks, uncertainties, expenses, delays and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as streaming media.  We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

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

Factors that could cause such fluctuations include our ability to attract and retain customers; the introduction of new video transmission services or products by others; price competition; the continued development of and changes in the streaming media market; our ability to remain competitive in our product and service offerings; our ability to attract new personnel; and potential U.S. and foreign regulation of the Internet.  These factors could cause the price of our stock to fall, which may make it difficult for us to raise funds in the future, which funds are essential for us to continue to carry on business.

WE ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, WHICH COULD RENDER OUR PRODUCTS AND SERVICES OBSOLETE.

Keeping pace with the technological advances may require substantial expenditures and lead-time, particularly with respect to acquiring updated hardware and infrastructure components of its systems.  We may require additional financing to fund such acquisitions.  Any such financing may not be available on commercially reasonably terms, if at all, when needed.

IF WE DO NOT CONTINUOUSLY IMPROVE OUR TECHNOLOGY IN A TIMELY MANNER, OUR PRODUCTS COULD BE RENDERED OBSOLETE.

These changes and developments may render our products and technologies obsolete in the future.  As a result, our success depends on our ability to develop or adapt products and services or to acquire new products and services that can compete successfully. If we are unable to continuously upgrade our technology to keep pace with the industry then our products could become obsolete, which would cause our business to fail.

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

Item 4.

Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of  March 31, 2006, the date of this quarterly report, our undersigned officers have concluded that such disclosure controls and procedures are adequate.  There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by our undersigned officers of the design and operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On January 12th, 2006 we announced that FilmMates Home Video Entertainment would be using our SmartMark™ anti-piracy technology to protect its films for distribution.  FilmMates recently entered into a home video distribution agreement with Vivendi Universal Visual Entertainment, a wholly owned subsidiary of Universal Music Group.  American Reunion, Living Life, and Rent Control are the first three films scheduled for distribution.  These three films will be made available for home video in early spring 2006, with distribution scheduled for the U.S., Puerto Rico, and Canada.  In addition, FilmMates’ Sherlock a Case of Evil will be SmartMarked for Internet and home video distribution in Japan.

(ii)

On February 15th, 2006, we announced that India’s National Public Broadcaster, and one of the world’s largest terrestrial television networks, Doordarshan, has chosen to use MediaSentinelTM to protect their content distribution in a three month trial program.  Doordarshan would be among the first of the world’s largest networks and the first public broadcaster to deploy piracy deterrence technology to protect profits by thwarting pirates.  MediaSentinel is an anti-piracy workstation developed by us.  Doordarshan is the television division for Prasar Bharati (Broadcasting Corporation of India).

(iii)

On February 23th, 2006 we announced that we had completed a major upgrade of our MediaSentinelTM anti-piracy watermarking workstation.  The new MS300 MediaSentinel Workstation has been redesigned around a friendlier user interface, a fully automated SmartMarking process, and an enhanced system security architecture.  MediaSentinel is of use in production and post-production houses, stock footage library houses, broadcasters and digital cinema markets.

(iv)

On March 10th, 2006 we announced that Doordarshan, India’s national public broadcaster and one of the world’s largest terrestrial television networks, had taken the lead on a three month trial basis to apply technology to strengthen worldwide efforts to identify video pirates.  The trial with Doordarshan was initiated by First Serve Entertainment, which represents us, and exclusively markets and sells MediaSentinel technology in Asia-Pacific and the Middle East and non-exclusively in other parts of the world.

(v)

On March 17th, 2006 we announced that we were continuing to develop our MediaSentinelTM anti-piracy product to support the trend to HD format.  In collaboration with Home Planet Productions, we are conducting our first commercial test of SmartMarked HD video.  Home Planet Productions is providing HD content for the SmartMark test, and will also be SmartMarking in Standard Definition the recent documentary “Tibet: Cry of the Snow Lion,” currently in worldwide distribution.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  May 15th, 2006

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

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of the  date of this quarterly report (the "Evaluation Date"); and

c)

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

Date: May 15th, 2006

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

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date of this quarterly report (the "Evaluation Date"); and

c)

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

Date: May 15th, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edwin Molina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1.

this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2.

the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

By: /s/ Edwin Molina

-----------------------------------

Name: Edwin Molina

Title: President and Chief Executive Officer

Date: May 15th, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Date: May 15th, 2006