Form 10-Q
period 2006-06-30
USA VIDEO INTERACTIVE CORP
filed 2006-08-14
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number: 0-29651

USA VIDEO INTERACTIVE CORP.

(Exact name of registrant as specified in its charter)

WYOMING                                                                  06-1576391

(State or Other Jurisdiction of                               (I.R.S. Employer Identification No.)

Incorporation or Organization)

8 West Main Street, Niantic, Connecticut                            06357

           (Address of principal executive offices)                             (ZIP code)

(860) 739-8030

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

At August 11, 2006, there were 153,823,089 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 893	$ 25,253
Prepaid expenses and other current assets	9,252	9,825
Total current assets	10,145	35,078
Property and Equipment - at cost, net	-	-
Other Assets, net of accumulated amortization of $22,969
and $21,307, respectively	33,519	35,181
Prepaid rent	16,208	19,340
Deferred Tax Assets, net of valuation allowance
of $8,944,000 and $8,824,000, respectively	-	-
Total Assets	$ 59,872	$ 89,599
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 358,157	$ 314,729
Due to related parties	160	160
Total current liabilities	358,317	314,889
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 149,673,088 and
145,073,088, respectively	34,312,926	34,010,651
Accumulated deficit	(34,611,371)	(34,235,941)

Stockholders' deficiency	(298,445)	(225,290)

Total Liabilities and Stockholders' Deficiency	$ 59,872	$ 89,599

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Revenue	$ -	$ -	$ -	$ 18,800

Expenses:
Cost of sales	-	-	-	5,000
Research and development	16,650	15,000	70,650	67,000
Selling, general and administrative	210,209	202,040	373,052	424,704
Depreciation and amortization	830	830	1,662	1,662

Total expenses	227,689	217,870	445,364	498,366
Loss from operations	(227,689)	(217,870)	(445,364)	(479,566)

Other income (expense)
Interest income (expense)	313	30	512	19
Gain on settlement of accounts payable	-	-	59,422	-
Gain on sale of equipment	-	-	10,000	-

	313	30	69,934	19

Net loss	$ (227,376)	$ (217,840)	$ (375,430)	$ (479,547)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	148,767,593	133,626,954	146,952,094	132,593,831

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2005	145,073,088	$ 34,010,651	$ (34,235,941)	$ (225,290)
Issuance of common stock and common
stock warrants for cash	4,500,000	270,000	-	270,000
Issuance of common stock upon
exercise of stock options	100,000	10,000	-	10,000
Noncash compensation charges		22,275	-	22,275
Net loss		-	(375,430)	(375,430)

Balance at June 30, 2006	149,673,088	$ 34,312,926	$ (34,611,371)	$ (298,445)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Cash flows from operating activities:
Net loss	$ (227,376)	$ (217,840)	$ (375,430)	$ (479,547)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	831	831	1,662	1,662
Gain on settlement of accounts payable	-	-	(59,422)	-
Gain on sale of equipment	-	-	(10,000)	-
Noncash compensation charge	22,275	-	22,275	3,000
Decrease in prepaid expenses
and other current assets	255	3,444	3,705	11,006
Increase (decrease) in accounts payable and
accrued expenses	(73,566)	152,537	102,850	152,155

Net cash used in operating activities	(277,581)	(61,028)	(314,360)	(311,724)

Cash flows from investing activities:
Proceeds from equipment sales	-	-	10,000	-

Net cash provided by investing activities	-	-	10,000	-

Cash flows from financing activities:
Proceeds from the issuance of common stock
and warrants	270,000	-	270,000	150,000
Proceeds from the issuance of common stock upon exercise of warrants
warrants and options	5,000	63,500	10,000	158,398

Net cash provided by financing activities	275,000	63,500	280,000	308,398

Net increase (decrease) in cash and cash
equivalents	(2,581)	2,472	(24,360)	(3,326)

Cash and cash equivalents at beginning of period	3,474	3,543	25,253	9,341

Cash and cash equivalents at end of period	$ 893	$ 6,015	$ 893	$ 6,015

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $375,430 for the six month period ended June 30, 2006 and, in addition, the Company incurred losses of $958,250 and $1,403,838 for the years ended December 31, 2005 and 2004, respectively. As of June 30, 2006, the Company had an accumulated deficit of $34,611,371 and a working capital deficit of $348,172. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at June 30, 2006 and 2005.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

NOTE C – COMMON STOCK

In April 2006, the Company issued 3,825,000 units to investors at a price of $0.060 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.087 per share.

In April 2006, the Company issued 675,000 units to employees at a price of $0.060 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.087 per share.  The Company charged operations approximately $22,275 representing the differential between the fair value and the purchase price of the common stock and for any differential between the fair value of the common stock underlying the warrants and the exercise price of the warrants.

From January 1, 2006 to June 30, 2006, the Company issued 100,000 shares of common stock upon the exercising of stock options with an exercise price of $.10.

NOTE D – COMMITMENT AND CONTINGENCIES

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

On April 10, 2003, the Company announced that a subsidiary had filed a lawsuit in U.S. District Court for the District of Delaware against Movielink LLC.  The Company alleged that Movielink infringed on the Company’s patented online video delivery system. On January 28, 2005, that court issued an opinion and order granting summary judgment in favor of Movielink, based on the court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of the Company’s patent) in light of the Court’s construction of the term “initiates,” and on May 27, 2005, denied the Company's motion for reconsideration. The Company appealed the district court's adverse rulings to the U. S. Court of Appeals for the Federal Circuit, and on June 8, 2006, the appellate court affirmed the rulings of the court below, effectively ending the substantive litigation between the Company and Movielink. On June 16, 2006, Movielink filed in district court a Bill of Costs seeking $20,526 in litigation costs allegedly taxable to the Company; the Company subsequently filed objections with the court asserting that only $108 of the costs sought by Movielink is permissible under applicable provisions of law. The court has not determined the amount of costs finally chargeable to the Company, and consequently a contingent liability exists, which is estimated to be in a range approximately between $108 and $20,526.

On June 13, 2006, USA Video Technology Corp., a wholly-owned subsidiary of the Company, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by Time Warner, Inc. (NYSE: TWX), Cox Communications, Inc., Charter Communications, Inc. (NasdaqNM: CHTR), Comcast Cable Communications LLC (NasdaqNM: CMCSA), Comcast of Richardson, LP, Comcast of Plano, LP, and Comcast of Dallas, LP, and seeking statutory compensation and a court injunction against further infringement. The defendant companies cited in the lawsuit operate digital cable systems in which they provide allegedly infringing video-on-demand services to their subscribers. The defend ant companies subsequently filed lawsuits in the U.S. District Court for the District of Delaware, primarily seeking declaratory judgments that the first-filed allegations of patent infringement against them are without merit, and also seeking damages, etc., related to the filing of the lawsuits. At present, proceedings in both courts are ongoing. Consequently, a contingent liability exists to the extent that the outcome of these proceedings is uncertain.

The Company leases its Canadian office space under a non-cancelable operating lease, expiring in March 2009. The minimum rental commitment of this lease is approximately $20,000 annually. The Company leases its United States office under a non-cancelable operating lease, expiring in July 2008.  The minimum rental commitment of this lease is approximately $13,200 annually.  Rent expense amounted to $23,125 and $21,878 for the six months ended June 30, 2006 and 2005, respectively.

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

The fair value for options issued prior to January 1, 2006 was estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate was derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor was determined based historical and other factors. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company's options and changes for the six months ended June 30 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	12,785,000	$0.10
Granted	-0-	$0.00
Exercised	100,000	$0.10
Cancelled/expired	-0-	$0.00
Outstanding at end of period	12,685,000	$0.10	1.0 years	$0
Options exercisable at end of period	12,685,000

As of June 30, 2006, there was no unrecognized compensation cost related to non-vested stock option awards.  All options are fully vested as of June 30, 2006.

In February 2006, the Company adopted a new Stock Options Plan (the “2005 Plan”).  The 2005 Plan authorizes the issuance of up to 13,900,000 of the Company's common shares, subject to adjustment under certain circumstances. The Company is listed on the TSX Venture Exchange ("TSX") and is subject to a limitation on the number of options a company may have. The 2005 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").  The Company's previous option plan will remain in effect until all granted stock options are exercised, expired or canceled.  No options have been granted under this plan.

For the 2005 year the Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the six month period ended June 30, 2005 would have been as follows:

Six months ended June 30,	2005

Net loss:
As reported	$ (479,547)

Add: Stock based compensation expense included in reported net loss	3,000

Deduct: Total stock-based compensation expense determined under fair value
based method for all awards	(3,000)
Pro forma	$ (479,547)

Loss per common share – basic and diluted As reported	$ (0.01)

Pro forma	$ (0.01)

NOTE F – PREPAID RENT

Prepaid rent represents payment made to the landlord at inception of the lease.  This amount is being amortized over the life of the lease (5 years).

NOTE G – SUBSEQUENT EVENTS

In August 2006, the Company issued 3,100,000 units to investors at a price of $0.0575 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.087 per share.

In August 2006, the Company issued 1,050,000 units to employees at a price of $0.0575 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.087 per share.  The Company will charge operations for any differential between the fair value and the purchase price of the common stock and for any differential between the fair value of the common stock underlying the warrants and the exercise price of the warrants.

In August, the Company entered into a lease for its US office space under a non-cancelable operating lease, expiring in July 2008. The minimum rental commitment of this lease is approximately $13,200 annually.

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

We hold the patent for Store-and-Forward Video-on-Demand (#5,130,792), filed in 1990 and issued by the United States Patent and Trademark Office on July 14, 1992.  It has been cited in at least 200 subsequent U.S. patent documents.  We hold similar patents in England, France, Spain, Italy, Germany, Canada, and Japan.  We anticipate actively engaging in licensing this patent.

Our Store and Forward Video-on-Demand ("VoD") intellectual property potentially reaches several significant segments of the VoD market.  Our patented technique covers the transmission of video content over networks faster than "real time."  VoD is the mechanism by which the delivery of compressed video is managed and, together with compression technology, facilitates the delivery of video to an end user in a timely and interactive fashion.

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

RESULTS OF OPERATIONS

Sales

Sales for the six-month period ended June 30, 2006 were $-0-, compared to revenue of $18,800 for the six-month period ended June 30, 2005.  Sales for the three-month period ended June 30, 2006 and June 30, 2005 were $-0-.  We discontinued the sale of select services from our prototype StreamHQ™ after customers' satisfaction and proof of concept.  We no longer sell the individual functions of StreamHQ™.  We intend to continue to develop and expand our StreamHQ™ services business, while pursuing opportunities to sell replicated StreamHQ™ systems to corporations and organizations that prefer systems solutions to services.

Cost of Sales

The cost of sales for the six months ended June 30, 2006 was $-0- as compared to $5,000 for the comparable period in 2005.  For the three-month period ended June 30, 2006 and June 30, 2005, the cost of sales were $-0-.  The decrease in cost of sales during the six months ended June 30, 2006 is directly attributable to the decrease in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees, annual meeting and other expenses to execute the business plan and for our day-to-day operations.  Administrative expenses increased in the three months ending June 30, 2006 due to the annual meeting being held earlier in 2006 compared to 2005 and non-cash compensation.

Selling, general and administrative expenses for the three months ended June 30, 2006 increased marginally by $8,169 to $210,209 from $202,040 for the three months ended June 30, 2005.  The increase was due to the date of the annual meeting and, as a result the costs, being earlier than last year and non-cash compensation.   For the six months ended June 30, 2006 the costs decreased by $51,652 to $373,052 from $424,704 for the comparable period in 2005.  The decrease was the result of expenses incurred related to the decrease in our operations.

Expenses for the annual meeting for the three months ended June 30, 2006, increased to $48,141 from $27,500 for the comparable period of 2005.  The 2006 Annual Meeting was held June 26, 2006 compared to the 2005 Annual Meeting, which was held September 7, 2005.

Product marketing expense for the three months ended June 30, 2006, decreased to $22,335 from $68,435 for the comparable period in 2005.  For the six months ended June 30, 2006 these costs decreased to $75,565 from $84,446 for the comparable period in 2005.  The decrease was due to direct marketing to selective possible customers for MediaSentinel™.

Professional expense for the three months ended June 30, 2006, decreased insignificantly to $23,335 from $24,775 for the comparable period of 2005.  For the six months ended June 30, 2006 these costs decreased to $45,406 from $158,024 for the comparable period in 2005.  We incurred decreased costs in the first quarter of 2006 as a result of the appeal of the patent infringement suit incurred during fiscal 2005.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses increased to $70,650 for the six months ended June 30, 2006, from $67,000 for the comparable period in 2005 and to $16,650 for the three months ended June 30, 2006 from $15,000 for the comparable period in 2005.  The increase was the result of maintaining research and development efforts of MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the six months ended June 30, 2006 was $22,275, compared to $3,000 for the comparable period in 2005.  The increased amount for the six months ended June 30, 2006 was due to the issuance of common shares and share purchase warrants to our officers, directors and employees at a price and exercise price, respectively, below the market price of the common shares at the time of issuance of the common shares and share purchase warrants.  Because the rules of the TSX Venture Exchange require that the offering price for privately placed securities of listed companies be set when the private placement offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other Income

During the six months ended June 30, 2006 we recorded a gain on settlement of accounts payable due to the statute of limitation expiring on $59,422 of payroll taxes and we also sold property and equipment and recorded a gain on sale of  $10,000.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for at least the remainder of 2006.  Our net loss for the six months ended June 30, 2006 was $375,430, compared with a net loss of $479,547 for the six months ended June 30, 2005.  The decrease in losses is directly related to the reduced professional fees and the gain on settlement of accounts payable and sale of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had a cash position of $893, compared to $25,253 at December 31, 2005.  We anticipate capital requirements of $500,000 for the continued development of our MediaSentinel™ products, $500,000 for commercialization of our MediaSentinel™ products and $250,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through fiscal 2006.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.25 million to $1.75 million to finance operations through fiscal 2006 and we intend to seek such financing through sales of our equity securities.  Subsequent to the six months ended June 30, 2006, we raised an aggregate of $238,625 through a private placement of 4,150,000 units at a price of $0.0575 unit.

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

To date, we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses. For the six months ended June 30, 2006, we had a net loss of $375,430.  As of June 30, 2006, we had an accumulated deficit of $34,611,371 and a working capital deficit of $348,172.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so.  If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.

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

Item 4.

Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006, the date of this quarterly report, our undersigned officers have concluded that such disclosure controls and procedures are adequate.  There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by our undersigned officers of the design and operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

On April 10, 2003, the Company announced that a subsidiary had filed a lawsuit in U.S. District Court for the District of Delaware against Movielink LLC.  The Company alleged that Movielink infringed on the Company’s patented online video delivery system. On January 28, 2005, that court issued an opinion and order granting summary judgment in favor of Movielink, based on the court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of the Company’s patent) in light of the Court’s construction of the term “initiates,” and on May 27, 2005, denied the Company's motion for reconsideration. The Company appealed the district court's adverse rulings to the U. S. Court of Appeals for the Federal Circuit, and on June 8, 2006, the appellate court aff irmed the rulings of the court below, effectively ending the substantive litigation between the Company and Movielink. On June 16, 2006, Movielink filed in district court a Bill of Costs seeking $20,526 in litigation costs allegedly taxable to the Company; the Company subsequently filed objections with the court asserting that only $108 of the costs sought by Movielink is permissible under applicable provisions of law. The court has not determined the amount of costs finally taxable to the Company, and consequently a contingent liability exists, which is estimated to be in a range approximately between $108 and $20,526.

On June 13, 2006, USA Video Technology Corp., a wholly-owned subsidiary of the Company, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by Time Warner, Inc. (NYSE: TWX), Cox Communications, Inc., Charter Communications, Inc. (NasdaqNM: CHTR), Comcast Cable Communications LLC (NasdaqNM: CMCSA), Comcast of Richardson, LP, Comcast of Plano, LP, and Comcast of Dallas, LP, and seeking statutory compensation and a court injunction against further infringement. The defendant companies cited in the lawsuit operate digital cable systems in which they provide allegedly infringing video-on-demand services to their subscribers. The defend ant companies subsequently filed lawsuits in the U.S. District Court for the District of Delaware, primarily seeking declaratory judgments that the first-filed allegations of patent infringement against them are without merit, and also seeking damages, etc., related to the filing of the lawsuits. At present, proceedings in both courts are ongoing. Consequently, a contingent liability exists to the extent that the outcome of these proceedings is uncertain.

Item 2.

Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2006, we completed an offering of 4,500,000 at prices of $0.060 per unit for total proceeds of $270,000.  Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.087 per share, exercisable on or before March 31, 2008.

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

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on June 26, 2006, in Calgary, Alberta, Canada.  At the meeting the shareholders voted to retain Anton Drescher, Edwin Molina, Maurice Loverso and Rowland Perkins as our Directors.

Also at the meeting, the shareholders approved the appointment of Goldstein Golub Kessler LLP as auditors for the year ending December 31, 2006.

Matter Voted Upon	No. of Votes For	No. of Votes Against	No. of Votes Withheld	Not Voted
1. Election of Directors Edwin Molina Anton J. Drescher Maurice Loverso Rowland Perkins	75,332,006 75,310,056 75,354,623 75,344,923		168,037 189,987 145,420 155,120
2. Appointment of Goldstein Golub Kessler LLP as auditors	75,356,633	96,477	46,933	0

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On June 6th, 2006 we announced that we appeared before the Federal Circuit Court of Appeals in Washington, DC, in its appeal against Movielink LLC, which is jointly owned by Warner Bros. (NYSE: TWX), Paramount Pictures Corporation (NYSE: VIA), Metro-Goldwyn-Mayer (NYSE: SNE), Universal Studios, and Sony Pictures Entertainment (NYSE: SNE). The appeal is from an adverse district court decision last year and relates to the interpretation of certain patent claim elements as applied to Internet-based video download platforms such as Movielink's. Intellectual property law firm Goldstein, Faucett & Prebeg represents USVO in its appeal to the U.S. Court of Appeals for the Federal Circuit, which has nationwide jurisdiction over patent litigation appeals. Chief Judge Michel, with Circuit Judges Plager and Bryson, heard oral arguments today from attorneys representing both parties.

(ii)

On June 8th, 2006, we announced that the U.S. Court of Appeals for the Federal Circuit affirmed, per curiam, the district court's summary judgment ruling against USA Video Technology Corporation, our wholly owned subsidiary in our litigation with Movielink LLC.

(iii)

On June 14th, 2006 we announced that we filed suit on June 13th in the U.S. District Court for the Eastern District of Texas, alleging that our U.S. Patent No. 5,130,792 is infringed by Time Warner, Inc. (NYSE: TWX), Cox Communications, Inc., Charter Communications, Inc. (NASDAQ: CHTR),  Comcast Cable Communications LLC (NASDAQ: CMCSA), Comcast of Richardson, LP, Comcast of Plano, LP, and Comcast of Dallas, LP, and seeking fair compensation and a court injunction against further infringement.  The companies cited in the lawsuit operate digital cable systems in which they provide allegedly infringing video-on-demand services to their subscribers.

(iv)

On June 29th, 2006 we announced that at the annual meeting of shareholders held on June 26th, 2006 the reappointment of the current Board of Directors and appointment of auditors were approved by the shareholders

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  August 11th, 2006

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

Date: August 11th, 2006

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

Date: August 11th, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edwin Molina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1.

this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2.

the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

By: /s/ Edwin Molina

-----------------------------------

Name: Edwin Molina

Title: President and Chief Executive Officer

Date: August 11th, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USA Video Interactive Corp. (the “Company”) on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Date: August 11th, 2006