Form 10-Q
period 2006-09-30
USA VIDEO INTERACTIVE CORP
filed 2006-11-09
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  [ X ]       No  [   ]|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]       No [ X ]

At November 8, 2006, there were 156,323,088 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 3,858	$ 25,253
Prepaid expenses and other current assets	17,763	9,825
Total current assets	21,621	35,078
Property and Equipment - at cost, net	-	-
Other Assets, net of accumulated amortization of $23,799
and $21,307, respectively	32,688	35,181
Prepaid rent	-	19,340
Deferred Tax Assets, net of valuation allowance
of $9,023,000 and $8,824,000, respectively	-	-
Total Assets	$ 54,309	$ 89,599
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 345,868	$ 314,729
Due to related parties	160	160
Total current liabilities	346,028	314,889
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 153,823,088 and
145,073,088, respectively	34,564,676	34,010,651
Accumulated deficit	(34,856,395)	(34,235,941)

Stockholders' deficiency	(291,719)	(225,290)

Total Liabilities and Stockholders' Deficiency	$ 54,309	$ 89,599

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Revenue	$ -	$ -	$ -	$ 18,800

Expenses:
Cost of sales	-	-	-	5,000
Research and development	51,112	-	121,762	67,000
Selling, general and administrative	195,700	233,034	568,753	657,739
Depreciation and amortization	831	831	2,492	2,492

Total expenses	247,643	233,865	693,007	732,231
Loss from operations	(247,643)	(233,865)	(693,007)	(713,431)

Other income (expense)
Interest income (expense)	189	89	701	108
Gain on settlement of accounts payable	2,430	-	61,852	-
Gain on sale of equipment	-	-	10,000	-

	2,619	89	72,553	108

Net loss	$ (245,024)	$ (233,776)	$ (620,454)	$ (713,323)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.01)
Weighted-average number of common
shares outstanding - basic and diluted	151,928,523	138,719,285	148,629,132	134,658,087

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2005	145,073,088	$ 34,010,651	$ (34,235,941)	$ (225,290)
Issuance of common stock and common
stock warrants for cash	8,650,000	508,625	-	508,625
Issuance of common stock upon
exercise of stock options	100,000	10,000	-	10,000
Noncash compensation charges		35,400	-	35,400
Net loss		-	(620,454)	(620,454)

Balance at September 30, 2006	153,823,088	$ 34,564,676	$ (34,856,395)	$ (291,719)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Cash flows from operating activities:
Net loss	$ (245,024)	$ (233,776)	$ (620,454)	$ (713,323)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	831	831	2,492	2,492
Gain on settlement of accounts payable	(2,430)	-	(61,852)	-
Gain on sale of equipment	-	-	(10,000)	-
Noncash compensation charge	13,125	38,000	35,400	41,000
Decrease in prepaid expenses
and other current assets	(8,511)	(3,165)	(7,937)	4,840
Increase (decrease) in accounts payable and
accrued expenses	(9,859)	(228,280)	92,991	(76,125)
Increase (decrease) in prepaid rent	16,208	778	19,340	3,780

Net cash used in operating activities	(235,660)	(425,612)	(550,020)	(737,336)

Cash flows from investing activities:
Proceeds from equipment sales	-	-	10,000	-

Net cash provided by investing activities	-	-	10,000	-

Cash flows from financing activities:
Proceeds from the issuance of common stock
and warrants	238,625	579,375	508,625	729,375
Proceeds from the issuance of common stock upon
exercise of warrants and options	-	-	10,000	158,398

Net cash provided by financing activities	238,625	579,375	518,625	887,773

Net increase (decrease) in cash and cash
equivalents	2,965	153,763	(21,395)	150,437

Cash and cash equivalents at beginning of period	893	6,015	25,253	9,341

Cash and cash equivalents at end of period	$ 3,858	$ 159,778	$ 3,858	$ 159,778

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $620,454 for the nine month period ended September 30, 2006 and, in addition the Company incurred losses of $958,250 and $1,403,838 for the years ended December 31, 2005 and 2004, respectively. As of September 30, 2006, the Company had an accumulated deficit of $34,856,395 and a working capital deficit of $324,407. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at September 30, 2006 and 2005.

In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

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

In August 2006, the Company issued 3,100,000 units to investors at a price of $0.0575 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.089 per share.

In August 2006, the Company issued 1,050,000 units to employees at a price of $0.0575 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.089 per share.  The Company charged operations approximately $13,125 representing the differential between the fair value and the purchase price of the common stock and for any differential between the fair value of the common stock underlying the warrants and the exercise price of the warrants.

From January 1, 2006 to September 30, 2006, the Company issued 100,000 shares of common stock upon the exercising of stock options with an exercise price of $.10.

NOTE D – COMMITMENTS AND CONTINGENT LIABILITY

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

On April 10, 2003, the Company announced that a subsidiary had filed a lawsuit in U.S. District Court for the District of Delaware against Movielink LLC.  The Company alleged that Movielink infringed on the Company’s patented online video delivery system. On January 28, 2005, that court issued an opinion and order granting summary judgment in favor of Movielink, based on the court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of the Company’s patent) in light of the Court’s construction of the term “initiates,” and on May 27, 2005, denied the Company's motion for reconsideration. The Company appealed the district court's adverse rulings to the U. S. Court of Appeals for the Federal Circuit, and on September 8, 2006, the appellate court affirmed the rulings of the court below, effectively ending the substantive litigation between the Company and Movielink. On September 16, 2006, Movielink filed in district court a Bill of Costs seeking $20,526 in litigation costs allegedly taxable to the Company; the Company subsequently filed objections with the court asserting that only $108 of the costs sought by Movielink is permissible under applicable provisions of law. The court has not determined the amount of costs finally taxable to the Company, and consequently a contingent liability exists, which is estimated to be in a range approximately between $108 and $20,526.

On September 13, 2006, USA Video Technology Corp., a wholly-owned subsidiary of the Company, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by Time Warner, Inc. (NYSE: TWX), Cox Communications, Inc., Charter Communications, Inc. (NasdaqNM: CHTR), Comcast Cable Communications LLC (NasdaqNM: CMCSA), Comcast of Richardson, LP, Comcast of Plano, LP, and Comcast of Dallas, LP, and seeking statutory compensation and a court injunction against further infringement. The defendant companies cited in the lawsuit operate digital cable systems in which they provide allegedly infringing video-on-demand services to their subscribers. The defendant companies subsequently filed lawsuits in the U.S. District Court for the District of Delaware, primarily seeking declaratory judgments that the first-filed allegations of patent infringement against them are without merit, and also seeking damages, etc., related to the filing of the lawsuits. At present, proceedings in both courts are ongoing. Consequently, a contingent liability exists to the extent that the outcome of these proceedings is uncertain.

The Company leases its Canadian office space under a non-cancelable operating lease, expiring in March 2009. The minimum rental commitment of this lease is approximately $20,000 annually. The Company leases its United States office under a non-cancelable operating lease, expiring in July 2008.  The minimum rental commitment of this lease is approximately $13,200 annually.  Rent expense amounted to $34,265 and $31,758 for the nine months ended September 30, 2006 and 2005, respectively.

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

The implementation of FAS No. 123R had no impact on the statement of operations for the nine-month period ended September 30, 2006.  There is no impact on the basic or diluted earning per share reported on the statement of operations.

For the 2005 year the Company has elected to apply APB Opinion No. 25, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the nine month period ended September 30, 2005 would have been as follows:

Nine months ended September 30,	2005

Net loss:
As reported	$ (713,323)

Add: Stock based compensation expense included in reported net loss	41,000

Deduct: Total stock-based compensation expense determined under fair value
based method for all awards	(41,000)
Pro forma	$ (713,323)

Loss per common share – basic and diluted As reported	$ (0.01)

Pro forma	$ (0.01)

Effective January 1, 2006, the Company adopted FAS No. 123R utilizing the modified prospective method. FAS No.123R requires the recognition of stock-based compensation expense in the financial statements.

Under the modified prospective method, the provisions of FAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, shall be recognized in net earnings in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years and have a term of seven years. Compensation expense for stock options is recognized over the period for each separately vesting portion of the stock option award.

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

A summary of the status of the Company's options and changes for the nine months ended September 30 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	12,785,000	$0.10
Granted	-0-	$0.00
Exercised	100,000	$0.10
Cancelled/expired	-0-	$0.00
Outstanding at end of period	12,685,000	$0.10	1.0 years	$0
Options exercisable at end of period	12,685,000

As of September 30, 2006, there was no unrecognized compensation cost related to non-vested stock option awards.  All options are fully vested as of September 30, 2006.

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

NOTE F– SUBSEQUENT EVENTS

In October 2006, the Company issued 1,900,000 units to investors at a price of $0.045 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.089 per share.

In October 2006, the Company issued 600,000 units to an employee at a price of $0.045 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.089 per share.  The Company will charge operations for any differential between the fair value and the purchase price of the common stock and for any differential between the fair value of the common stock underlying the warrants and the exercise price of the warrants.

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

In September 2005 we entered into a formal sales and marketing agreement with First Serve International, LLC ("First Serve"), pursuant to which we will jointly market the MediaSentinel Workstation to companies throughout Asia (including Bollywood in India), Europe, and the United States.  In support of these efforts, we will collaborate with sales support, marketing and educational programs and materials that make clear the benefits of watermarking to potential customers.  Through these efforts, we intend to attract new business and break ground on enforcement of copyright holders.  In September 2006, the agreement was assigned to Ethnic Communications, LLC.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2006 were $-0-, compared to revenue of $18,800 for the nine-month period ended September 30, 2005.  Sales for the three-month period ended September 30, 2006 and September 30, 2005 were $-0-.  We discontinued the sale of select services from our prototype StreamHQ™ after customers' satisfaction and proof of concept.  We no longer sell the individual functions of StreamHQ™.  We intend to continue to develop and expand our StreamHQ™ services business, while pursuing opportunities to sell replicated StreamHQ™ systems to corporations and organizations that prefer systems solutions to services.

Cost of Sales

The cost of sales for the nine months ended September 30, 2006 was $-0- as compared to $5,000 for the comparable period in 2005.  For the three-month period ended September 30, 2006 and September 30, 2005, the cost of sales were $-0-.  The decrease in cost of sales during the nine months ended September 30, 2006 is directly attributable to the decrease in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees, annual meeting and other expenses to execute the business plan and for our day-to-day operations.  Administrative expenses decreased in the three months ending September 30, 2006 due to the annual meeting being held earlier in 2006 compared to 2005 and non-cash compensation

Selling, general and administrative expenses for the three months ended September 30, 2006 decreased by $37,334 to $195,700 from $233,034 for the three months ended September 30, 2005.  The decrease was due to the date of the annual meeting and, as a result the costs, being earlier than last year and non-cash compensation.   For the nine months ended September 30, 2006 the costs decreased by $88,986 to $568,753 from $657,739 for the comparable period in 2005.  The decrease was the result of expenses incurred related to the decrease in our operations.

Expenses for the annual meeting for the three months ended September 30, 2006, decreased to $-0- from $15,930 for the comparable period of 2005.  The 2006 Annual Meeting was held June 26, 2006 compared to the 2005 Annual Meeting, which was held September 7, 2005.

Product marketing expense for the three months ended September 30, 2006, decreased to $31,005 from $43,387 for the comparable period in 2005.  For the nine months ended September 30, 2006 these costs decreased to $106,570 from $127,833 for the comparable period in 2005.  The decrease was due to direct marketing to selective possible customers for MediaSentinel™.

Professional expense for the three months ended September 30, 2006, increased to $68,533 from $37,063 for the comparable period of 2005.  For the nine months ended September 30, 2006 these costs decreased to $113,939 from $195,087 for the comparable period in 2005.  We incurred increased costs in the third quarter of 2006 due to the patent infringement suit filed in Texas and decreased costs in the first quarter of 2006 as a result of the appeal of the patent infringement suit incurred during fiscal 2005.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses increased to $121,762 for the nine months ended September 30, 2006, from $67,000 for the comparable period in 2005 and to $51,112 for the three months ended September 30, 2006 from $-0- for the comparable period in 2005.  The increase was the result of maintaining research and development efforts of MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the nine months ended September 30, 2006 was $35,400, compared to $41,000 for the comparable period in 2005.  The decreased amount for the nine months ended September 30, 2006 was due to the issuance of common shares and share purchase warrants to our officers, directors and employees at a price and exercise price, respectively, below the market price of the common shares at the time of issuance of the common shares and share purchase warrants.  Because the rules of the TSX Venture Exchange require that the offering price for privately placed securities of listed companies be set when the private placement offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other Income

During the nine months ended September 30, 2006 we recorded a gain on settlement of accounts payable due to the statute of limitation expiring on $61,852 of payroll taxes and settlement of payables.  We also sold property and equipment and recorded a gain on sale of $10,000.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for at least the remainder of 2006.  Our net loss for the nine months ended September 30, 2006 was $620,454, compared with a net loss of $713,323 for the nine months ended September 30, 2005.  The decrease in losses is directly related to the reduced professional fees and the gain on settlement of accounts payable and sale of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had a cash position of $3,858, compared to $25,253 at December 31, 2005.  We anticipate capital requirements of $500,000 for the continued development of our MediaSentinel™ products, $500,000 for commercialization of our MediaSentinel™ products and $750,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through fiscal 2006.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.25 million to $2.00 million to finance operations through fiscal 2007 and we intend to seek such financing through sales of our equity securities.  Subsequent to the nine months ended September 30, 2006, we raised an aggregate of $112,500 through a private placement of 2,500,000 units at a price of $0.045 unit.

Assuming the aforementioned $1.25 million to $2.00 million in financing is obtained, we believe that continuing operations for the longer term will be supported through anticipated licensing revenues and through additional sales of our securities.  We have no binding commitments or arrangements for additional financing, and there is no assurance that we will be able to obtain any additional financing on terms acceptable to us, if at all.

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

To date, we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses. For the nine months ended September 30, 2006, we had a net loss of $620,454.  As of September 30, 2006, we had an accumulated deficit of $34,856,395 and a working capital deficit of $324,407.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so.  If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.

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

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IN THE NEXT FEW MONTHS WE MAY NOT BE ABLE TO MAINTAIN OPERATIONS AT CURRENT LEVELS.

We require substantial additional financing to maintain operations at current levels for fiscal 2007.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

Item 4.

Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006, the date of this quarterly report, our undersigned officers have concluded that such disclosure controls and procedures are adequate.  There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by our undersigned officers of the design and operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

On April 10, 2003, the Company announced that a subsidiary had filed a lawsuit in U.S. District Court for the District of Delaware against Movielink LLC.  The Company alleged that Movielink infringed on the Company’s patented online video delivery system. On January 28, 2005, that court issued an opinion and order granting summary judgment in favor of Movielink, based on the court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of the Company’s patent) in light of the Court’s construction of the term “initiates,” and on May 27, 2005, denied the Company's motion for reconsideration. The Company appealed the district court's adverse rulings to the U. S. Court of Appeals for the Federal Circuit, and on September 8, 2006, the appellate court aff irmed the rulings of the court below, effectively ending the substantive litigation between the Company and Movielink. On September 16, 2006, Movielink filed in district court a Bill of Costs seeking $20,526 in litigation costs allegedly taxable to the Company; the Company subsequently filed objections with the court asserting that only $108 of the costs sought by Movielink is permissible under applicable provisions of law. The court has not determined the amount of costs finally taxable to the Company, and consequently a contingent liability exists, which is estimated to be in a range approximately between $108 and $20,526.

On September 13, 2006, USA Video Technology Corp., a wholly-owned subsidiary of the Company, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by Time Warner, Inc. (NYSE: TWX), Cox Communications, Inc., Charter Communications, Inc. (NasdaqNM: CHTR), Comcast Cable Communications LLC (NasdaqNM: CMCSA), Comcast of Richardson, LP, Comcast of Plano, LP, and Comcast of Dallas, LP, and seeking statutory compensation and a court injunction against further infringement. The defendant companies cited in the lawsuit operate digital cable systems in which they provide allegedly infringing video-on-demand services to their subscribers. The defend ant companies subsequently filed lawsuits in the U.S. District Court for the District of Delaware, primarily seeking declaratory judgments that the first-filed allegations of patent infringement against them are without merit, and also seeking damages, etc., related to the filing of the lawsuits. At present, proceedings in both courts are ongoing. Consequently, a contingent liability exists to the extent that the outcome of these proceedings is uncertain.

Item 2.

Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2006, we completed an offering of 4,150,000 at prices of $0.0575 per unit for total proceeds of $238,625.  Each unit consisted of one share of common stock and one warrant to acquire one additional share at $0.089 per share, exercisable on or before August 11, 2008.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(1)

On September 28th, 2006 we announced that First Serve Entertainment, Inc. ("FSE") has assigned their MediaSentinel marketing agreement with USA Video Interactive Corp. to Munish Gupta, former Chief Operating Officer at FSE.  Consequently, the marketing agreement with FSE has been terminated by mutual consent and USVO has now signed a new marketing agreement with Munish Gupta and his company, Ethnic Communications LLC, on the same terms as the FSE agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  November 8th, 2006

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer