Form 10-K
period 2006-12-31
USA VIDEO INTERACTIVE CORP
filed 2007-03-26
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 0-29651

USA VIDEO INTERACTIVE CORP.

(Exact name of registrant as specified in its charter)

WYOMING

06-1576391

(State or Other Jurisidiction of

(I.R.S. Employer Identification No.)

Incorporation of Organization)

8 West Main Street – Suite 3-13, Niantic, Connecticut

06357

(Address of principal executive offices)

(ZIP Code)

Registrant’s telephone number, including area code:

(860) 739-8030

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

Large Accelerated filer

Accelerated Filer

Non-accelerated filer

X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes         No    X  .

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   $21,073,397

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   159,439,756

Documents Incorporated by Reference: NONE

TABLE OF CONTENTS

Part 1

Item 1

Business

3

Item 2

Properties

17

Item 3

Legal Proceedings

17

Item 4

Submission of Matters to a Vote of Security Holders

18

Part II

Item 5

Market for Registration’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

18

Item 6

Selected Financial Data

19

Item 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

20

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

23

Item 8

Financial Statements and Supplementary Data

23

Item 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

23

Item 9A

Controls and Procedures

24

PART III

Item 10

Directors and Executive Officers of the Registrant

24

Item 11

Executive Compensation

26

Item 12

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

30

Item 13

Certain Relationships and Related Transactions

30

Item 14

Principal Accountant Fees and Services

32

PART IV

Item 15

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

32

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

Introduction

USA Video Interactive Corp. ("USA Video" or the "Company") designs and markets to business customers digital watermarking, streaming video and video-on-demand systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity.  The Company's systems, services and delivery solutions include digital watermark solutions and video content production, content encoding, media asset management, media and application hosting, multi-mode content distribution, transaction data capture and reporting, e-commerce, specialized engineering services, and Internet streaming hardware.

Although the Company has generated zero sales for the 2006 year, it continues to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

The Company was incorporated on April 18, 1986, as “First Commercial Financial Group Inc.” in the Province of Alberta, Canada.  In 1989, its name was changed to “Micron Metals Canada Corp.”, which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business.  In 1995, the Company changed its name to “USA Video Interactive Corp.” and continued its corporate existence to the State of Wyoming.  The Company has five wholly-owned subsidiaries: USA Video (California) Corp., USA Video Corporation, Old Lyme Productions Inc., USA Video Technology Corporation and USVO Inc.  USA Video's executive and corporate offices are located in Niantic, Connecticut, and its Canadian offices are located in Vancouver, British Columbia.

Business Environment

The cost of bandwidth and supporting equipment, such as cable modems and other broadband connectivity to homes and businesses, is expected to continue to decrease over the next several years, bringing expanded use of high bandwidth applications for video transmission to the general market.  Meanwhile, compression technologies continue to improve, allowing delivery of higher quality content using existing connectivity.  Also, digital content piracy is increasing at an exponential rate.

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

Although it is currently focused on protecting its technology ownership rights, including licensing arrangements and other forms of enforcement, USA Video will continue to offer its other products and services, which are all functional and available.

USA Video has recognized a rising need for anti piracy applications, which the Company developed under the brand “MediaSential™”.  MediaSential™ utilizes SmartMarks™ which are digitally encoded forensic data invisibly embedded into a video stream.  Currently, research and development is focused on its MediaSential™ products.  The next release of MediaSential™ is designed for the motion picture industry.

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

In fiscal 2004 the Company's research and development expenditures were approximately $276,000.  During fiscal 2006 and 2005, the Company’s research and development expenditures were $136,000 and $169,000, respectively.

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

Employees

As of March 22nd, 2007, the Company employed four people, including its two senior executive officers, one technology and one administrative employee. The Company considers the relationships with its employees to be good.

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

THE COMPANY HAS INCURRED SUBSTANTIAL LOSSES; IT EXPECTS TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date, USA Video has not been profitable, has not generated significant revenue from operations, and has incurred substantial losses.  For the year ended December 31, 2006, USA Video had a net loss of $1,249,045.  As of December 31, 2006, the Company had an accumulated deficit of $35,484,986 and a working capital deficit of $302,280.  The Company intends to continue to expend significant financial and management resources on the development of its proposed products and services, and other aspects of its business.  As a result, the Company expects operating losses and negative cash flows to increase for the foreseeable future.  Consequently, USA Video will need to generate significant revenues to achieve and maintain profitability.  The Company may be unable to do so. If USA Video's revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, it may never achieve profitability.  Because of factors discussed in this paragraph, USA Video's auditors, in their report on the Company's financial statements, have expressed substantial doubt concerning the Company's ability to continue as a going concern.

IF USA VIDEO IS UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IT MAY NOT BE ABLE TO REMAIN IN BUSINESS.

USA Video requires substantial working capital to fund its business.  The Company has had significant operating losses and negative cash flow from operations since inception of its current business and expects to continue to do so for the foreseeable future.  The Company's capital requirements will depend on several factors, including the rate of market acceptance of its products and services, the ability to establish and expand a client base and the growth and effectiveness of its sales and marketing efforts.  USA Video estimates it will require approximately $1 Million to $1.75 Million in financing to meet its working capital needs over the remainder of 2007 and substantial additional financing thereafter.  Further, if capital requirements vary materially from those currently planned, the Company may require additional financing.  The Company has no arrangements or commitments for any financing.  Financing may not be available when needed on terms favorable to the Company, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may be unable to further develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

USA VIDEO DOES NOT CURRENTLY HAVE ANY PAYING CUSTOMERS.

USA Video’s sales were zero in 2006 and it does not currently have any paying customers.  One customer accounted for 100% of USA Video's revenue for the year ended December 31, 2005.  The Company expects a small number of customers will continue to account for a substantial portion of its revenue for the foreseeable future.  USA Video's inability to increase the number of its customers could limit the Company's ability to maintain or increase its market share, or could cause revenue to drop quickly and unexpectedly.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS AND RISKS TO DOING BUSINESS ON THE INTERNET.

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

Item 2.  Properties.

USA Video headquarters and executive offices are located in Niantic, Connecticut consisting of 1,100 square feet with a two year lease that expires July of 2008.  The annual base rent is $13,200.

USA Video also leases 800 square feet of office space located in Vancouver, British Columbia, with a five year lease that expires March 2009.  The annual base rent is $20,000.

Item 3.  Legal Proceedings.

On April 10, 2003, the Company announced that a subsidiary had filed a lawsuit in U.S. District Court for the District of Delaware against Movielink LLC.  The Company alleged that Movielink infringed on the Company’s patented online video delivery system. On January 28, 2005, that court issued an opinion and order granting summary judgment in favor of Movielink, based on the court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of the Company’s patent) in light of the Court’s construction of the term “initiates,” and on May 27, 2005, denied the Company's motion for reconsideration. The Company appealed the district court's adverse rulings to the U.S. Court of Appeals for the Federal Circuit, and on September 8, 2006, the appellate court affirmed the rulings of the court below, effectively ending the substantive litigation between the Company and Movielink. On September 16, 2006, Movielink filed in district court a Bill of Costs seeking $20,525 in litigation costs allegedly taxable to the Company; the Company subsequently filed objections with the court asserting that only $107 of the costs sought by Movielink is permissible under applicable provisions of law. The court has not determined the amount of costs finally taxable to the Company, and consequently a contingent liability exists, which is estimated to be in a range approximately between $107 and $20,525.

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

The following table shows the high and low sales prices (in Canadian dollars) of the common shares as reported by the TSX for the periods indicated.

	TSX (Symbol “US”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2005	0.55	0.11
Second Quarter 2005	0.13	0.07
Third Quarter 2005	0.125	0.08
Fourth Quarter 2005	0.12	0.065
First Quarter 2006	0.14	0.075
Second Quarter 2006	0.14	0.075
Third Quarter 2006	0.09	0.06
Fourth Quarter 2006	0.175	0.06

The following table shows the high and low prices of the common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “USVO”)
Period	High (US $)	Low (US $)
First Quarter 2005	0.09	.044
Second Quarter 2005	0.06	0.11
Third Quarter 2005	0.07	0.10
Fourth Quarter 2005	0.05	0.09
First Quarter 2006	0.115	.06
Second Quarter 2006	0.112	0.07
Third Quarter 2006	0.08	0.055
Fourth Quarter 2006	0.149	0.055

As of March 22nd, 2007, there were 159,439,756 common shares outstanding, held by 1,585 shareholders of record.

To date, the Company has not paid any dividends on its common shares and does not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

All sales of securities made by USA Video during the year ended December 31, 2006 that were not registered under the Securities Act have been disclosed in USA Video's report on Form 10-Q for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006 or in this Form 10-K.  The sales did not involve the use of an underwriter and no commissions were paid in connection with the sale of any of these securities.

Item 6.  Selected Financial Data.

The following table presents selected historical financial data.  The consolidated statement of operations data for the years ended December 31, 2004, 2005 and 2006, and the balance sheet data as of December 31, 2005 and 2006 are derived from USA Video's consolidated financial statements included elsewhere in this report, which have been audited by Goldstein Golub Kessler LLP independent auditors.  The selected financial data should be read in conjunction with USA Video's consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	December 31
Item	2006 $	2005 $	2004 $	2003 $	2002 $
Revenue	--	18,800	4,700	3,920	156,976
Net loss	(1,249,045)	(958,250)	(1,403,838)	(697,412)	(2,113,138)
Loss per share	(0.01)	(0.01)	(0.01)	(0.01)	(0.02)
Total assets	55,478	89,599	89,501	112,538	317,144
Long-term obligations	--	--	--	--	--
Cash dividends per share	--	--	--	--	--

Item 7.  Management's Discussion and Analysis of Financial Conditions and Results of Operation.

Overview of the Company

USA Video was a development-stage company from January 1, 1992 to December 31, 1999, during which time it engaged primarily in the development of its end-to-end hardware systems and proprietary Video-on-Demand and Wavelet compression technologies, and had very limited sales. In 2000, the Company made the first of its end-to-end systems, and invested heavily in further development of its StreamHQ™ streaming media system.  Due to current market conditions, management has implemented consolidation procedures to reduce the expense of operations.  The Company has transitioned its wavelet compression technology into a digital watermark technology.

As more fully discussed below the Company has not been profitable, and did not have any revenues.  USA Video cannot predict its revenue levels for the next 12 months, or thereafter, nor when, or if, its operations will become profitable.  USA Video will require additional financing, both for the remainder of fiscal 2007 and thereafter, to continue to operate and expand its business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

Results of Operations

Revenues

Revenues for the year ended December 31, 2006 ("fiscal 2006") were $-0-, compared with $18,000 for the year ended December 31, 2005 ("fiscal 2005") and revenues of $4,700 for the year ended December 31, 2004 ("fiscal 2004"). All revenues for fiscal 2005 and fiscal 2004 were derived from the provision of engineering services.  The Company had one customer, which accounted for 100% of the revenues in fiscal 2005 and fiscal 2004.

The revenues increased marginally in fiscal 2005 and 2004 due to the Company’s continuing efforts to upgrade and market MediaSentinel™ and related products.

Expenses

Total operating expenses for fiscal 2006 were $1,321,659, compared with $1,215,334 for fiscal 2005 and $1,404,234 for fiscal 2004.  For fiscal 2006, cost of sales was $-0-, as compared with $5,000 for fiscal 2005 and $3,379 for fiscal 2004.

Research and development costs for fiscal 2006 were $135,897, as compared to $168,571 for fiscal 2005 and $276,302 for 2004.  The decrease in fiscal 2006 was due primarily to management’s decision to focus on marketing of MediaSentinel™.

Selling, general and administrative expenses were $1,182,439 for fiscal 2006, as compared to $1,043,440 for fiscal 2005, and $1,124,609 for fiscal 2004. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, office, professional fees, and other expenses to execute the Company's business plan and for day-to-day operations.  The primary components of the increases/decreases from fiscal 2006 to fiscal 2005 were:

•

a $33,619 decrease in fiscal 2006 in marketing expenses, as the Company scaled back general marketing efforts while negotiating a contract with a potential customer in the third and fourth quarter;

•

a decrease of $7,027 from fiscal 2005 for transfer agent, due to a  reduction of exercise of warrants;

•

a $80,037 decrease in professional fees in fiscal 2006 was due to the transition of the patent infringement lawsuit to the court of appeals and additional patent infringement lawsuits were filed with minor costs in 2006.

The year-to-year increases/decreases in fiscal 2005 resulted from the Company's increased efforts to bring products to market. The decreases resulted from the consolidation efforts of management. The primary components of the increases/decreases from fiscal 2005 to fiscal 2004 were:

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

Additional expenses included amortization of $3,323 for fiscal 2006, fiscal 2005 and fiscal 2004 for the amortization of the patents.  Non-cash compensation charges for fiscal 2006 were $477,788, for fiscal 2005 were $216,560 and for fiscal 2004 were $158,960, due mostly to issuance of common shares and share purchase warrants to the Company's officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance and the issuance of stock options to contractors due to the Company’s adoption of FASB 123R effective as of January 1, 2006.  Because the rules of the TSX allow that the offering price for privately placed securities of listed companies may be set at the market price when the offering is first announced, rather than upon closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.  In 2006 fair value of employee stock options for employees are included in noncash compensation which is included  in selling, general, and administrative expenses in the statement of operations.

Other increases in expenses included utilities and telephone, travel and promotion, insurance and rent due to decision to continue development and marketing of MediaSentinel™.

During the period ended December 31, 2006, the Company settled accounts payable obligations of approximately $64,000 for $2,000, and recorded a gain of $62,000. During the period ended December 31, 2005, the Company settled accounts payable obligations of approximately $288,000 for $45,000, and recorded a gain of $243,000.

Net Losses

To date, the Company has not achieved profitability and expects to incur substantial losses for the foreseeable future.  The Company's net loss for fiscal 2006 was $1,249,045, compared with a net loss of $958,250 for fiscal 2005, and $1,403,838 for fiscal 2004.

Liquidity and Capital Resources

At December 31, 2006, the Company's cash position was $14,364, a decrease of $10,889 from December 31, 2005.  The Company had a working capital deficit of $302,280 and an accumulated deficit of $35,484,986 at December 31, 2006.

The Company's principal source of cash during fiscal 2006 was proceeds of $621,125 received from private placements and $105,000 from exercise stock options. This was offset by $747,014 of cash used in operating activities.

The Company has historically satisfied its capital needs primarily by issuing equity securities to its officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During fiscal 2006, the Company completed three private placements, resulting in gross proceeds to the Company of $621,125.

The first offering completed on April 18, 2006 was a private placement of 4,500,000 units at a price of $0.06 per unit for total proceeds of $270,000.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.087 per share, exercisable until April 18, 2008.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act.  The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  One director of the Company, four employees of the Company and three additional unaffiliated non-accredited investors and six unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

The second offering completed on August 11, 2006 was a private placement of 4,150,000 units at a price of $0.0575 per unit for total proceeds of $238,625.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.087 per share, exercisable until August 11, 2008.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act.  The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  One director/employee of the Company, one employee of the Company and seven additional unaffiliated non-accredited investors and nine unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

The third offering completed on October 8, 2006 was a private placement of 2,500,000 units at a price of $0.045 per unit for total proceeds of $112,500.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at $0.089 per share, exercisable until October 8, 2008.  The offer and sale of the units were exempt from registration under Rule 506 of Regulation D of the Securities Act.  The Company limited the manner of the offering and provided disclosure regarding the offering and the Company to the investors.  One director/employee of the Company, one employee of the Company and two additional unaffiliated non-accredited investors and seven unaffiliated accredited investors purchased the securities.   The Company believes that a portion of these sales were also exempt under Regulation S under the Securities Act, as the sales were made in offshore transactions to non-U.S. persons.

The Company also received proceeds of $-0- from the exercise of outstanding warrants and $105,000 from the exercise of stock options in fiscal 2006.

The Company's independent registered public accounting firm, in their report accompanying the Company's audited financial statements at and for the year ended December 31, 2006, have stated that there is substantial doubt about the Company's ability to continue as a going concern.  As of December 31, 2006, the Company had $14,364 in cash. The Company will require an additional $1.0 million to $1.75 million to finance operations for the fiscal 2007 and intends to obtain such financing through sales of its equity securities.  The threat to the Company's ability to continue as a going concern will be removed only when revenues have reached a level that sustains the Company's business operations.

Assuming the aforementioned $1.0 million to $1.75 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of the Company's securities.  Although longer-term financing requirements may vary depending upon the Company's sales performance, management expects that the Company will require additional financing of $2.0 million to $3.0 million for fiscal 2008.  The Company has no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to the Company, if at all.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of USA Video:

Name	Age	Position	Period of Service
Edwin Molina	51	Director, Chief Executive Officer and President	Since 1998
Anton J. Drescher	50	Director, Chief Financial Officer and Secretary	Since 1994
Maurice Loverso (1)	46	Director	Since 2003
Rowland Perkins (1)	53	Director	Since 2005

(1)

Member of the Audit Committee

Anton Drescher, Edwin Molina, Maurice Loverso, and Rowland Perkins were elected directors of USA Video in June 2006.

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

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been Chief Financial Officer of USA Video since December 1994.  During the past 5 years to present, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves as a director and/or officer of the following TSX listed companies: International Tower Hill Mines Ltd. since October 1991, Dorato Resources Inc. since December 1998; and Landmark Minerals Inc. since February 2003.  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

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

Rowland Perkins – Director

Mr. Perkins was appointed as an independent director of USA Video as of January 10, 2005.  He has been President and a director of eBackup Inc., of Calgary, Alberta, since 2001.  He was previously Alberta Regional Manager of Securitinet Storage Solutions from 1999 to 2001, Vice-President of Simul Corp. from 1997 to 1999 and President of Franchise Network from 1994 to 1997.  Mr. Perkins currently serves as a director of the following TSX listed companies:   Dorato Resources Inc. since January 2005, International Tower Hill Mines Ltd. since 1998 and Waymar Resources Ltd. since June 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2006.

To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2006, the Company's officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except for Edwin Molina and Rowland Perkins, who did not file timely Form 4’s.

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

The Audit Committee of the Board of Directors consists of Maurice Loverso and Rowland Perkins.  Rowland Perkins serves as Chairman.  The Board of Directors had determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

Item 11. Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to USA Video's Chief Executive Officer (CEO), and to other persons serving as executive officers of the Company as of December 31, 2006, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$	$	$	$
Molina, Edwin CEO	2006 2005 2004	102,000 75,600 49,600	-0- -0- -0-	(1-3) 153,475 (4-5) 20,550 (6) 11,625	-0- -0- -0-	(3) 2,000,000 (7-8) 3,000,000 (9) 2,000,000	-0- -0- -0-	-0- -0- -0-
Drescher, Anton CFO	2006 2005 2004	(10) 60,432 (10) 57,529 (10) 46,870	-0- -0- -0-	(11) 127,800 (12) 1,000 (13-14) 14,625	-0- -0- -0-	(11) 2,000,000 (15) 1,000,000 (16) 2,000,000	-0- -0- -0-	-0- -0- -0-
Loverso, Maurice Director	2006 2005 2004	-0- -0- -0-	-0- -0- -0-	(17) 14,500 -0- -0-	-0- -0- -0-	(17) 250,000 (18) 50,000 (19) 250,000	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland Director	2006 2005 2004	-0- -0- -0-	-0- -0- -0-	(20) 6,460 -0- -0-	-0- -0- -0-	(20) 100,000 (21-22) 200,000 -0-	-0- -0- -0-	-0- -0- -0-

(1)

In April 2006, Mr. Molina purchased 475,000 units (each comprised of one common share and one warrant to acquire one common share at $0.06 per share) at $0.087 per unit.  This compensation resulted from the difference between the $0.06 purchase price and the $0.087 warrant exercise price and the fair market price of $0.09 of the common shares on the date of issuance of the units.

(2)

In August 2006, Mr. Molina purchased 800,000 units (each comprised of one common share and one warrant to acquire one common share at $0.0575 per share) at $0.089 per unit.  This compensation resulted from the difference between the $0.0575 purchase price and the $0.089 warrant exercise price and the fair market price of $0.07 of the common shares on the date of issuance of the units.

(3)

In December 2006, Mr. Molina was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 4th, 2008.  This compensation resulted from the total fair value of the stock option.

(4)

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

(8)

In December 2005, Mr. Molina was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 23rd, 2007.

(9)

In December 2004, Mr. Molina was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable on or before December 3rd, 2006.  On June 15th, 2005, the exercise price of this stock option was reduced to $0.10 per share.

(10)

Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for his services as an executive officer of the Company.

(11)

In December 2006, Mr. Drescher was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 4th, 2008.  This compensation resulted from the total fair value of the stock option.

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

(16)

In December 2004, Mr. Drescher was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable on or before December 3rd, 2006.  On June 15th, 2005, the exercise price of this stock option was reduced to $0.10 per share.

(17)

In December 2006, Mr. Loverso was granted a stock option to purchase up to 250,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 4th, 2008.  This compensation resulted from the total fair value of the stock option.

(18)

In December 2005, Mr. Loverso was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 23rd, 2007.

(19)

In December 2004, Mr. Loverso was granted a stock option to purchase up to 250,000 shares of common stock at an exercise price of $0.25 per share, exercisable on or before December 3rd, 2006.  On June 15th, 2005, the exercise price of this stock option was reduced to $0.10 per share.

(20)

In December 2006, Mr. Perkins was granted a stock option to purchase up to 100,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 29th, 2008.  This compensation resulted from the total fair value of the stock option.

(21)

In January 2005, Mr. Perkins was granted a stock option to purchase up to 150,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before January 10th, 2007.

(22)

In December 2005, Mr. Perkins was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 23rd, 2007.

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended December 31, 2006.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date	0% ($)	5% ($)	10% ($)
Molina, Edwin	2,000,000	27%	0.10 (6)	0.10 (6)	12/04/2008	-0-	-0-	-0-
Drescher, Anton	2,000,000	27%	0.10 (6)	0.10 (6)	12/04/2008	-0-	-0-	-0-
Loverso, Maurice	250,000	3%	0.10 (6)	0.10 (6)	12/04/2008	-0-	-0-	-0-
Perkins, Rowland	100,000	1%	0.10 (6)	0.11 (6)	12/29/2008	-0-	-0-	-0-

(1)

In January 2006 a consultant exercised a portion of his stock option to purchase 50,000 common shares

(2)

In April 2006 a consultant exercised a portion of his stock option to purchase 50,000 common shares

(3)

In May 2006 a stock option was granted to consultants to purchase up to 965,000 common shares on or before May 23, 2008, at an exercise price of $0.10 per share.

(4)

In October 2006 a stock option was granted to a consultant to purchase up to 1,000,000 common shares on or before October 16, 2008, at an exercise price of $0.10 per share.

(5)

In November 2006 a director, an employee and consultants exercised a portion of their stock options to purchase 550,000 common shares

(6)

A total of 5,450,000 stock options were granted to directors, employees and consultants in December 2006. A total of 5,000,000 stock options to employees and consultants expire on December 4, 2008, 350,000 stock options to employees and consultants expire on December 18, 2008 and 100,000 stock options to a director expires on December 29, 2008.  On December 7th, 18th and 29th 2006, the dates the options were originally granted, the market prices were $0.10, $0.10 and $0.11 per share, respectively.  In December 2006, an employee and a director exercised a portion of their stock options to purchase 400,000 common shares.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2006 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realised ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Molina, Edwin	-0-	-0-	0 / 0	N/A	/ $0
Drescher, Anton	200,000	-0-	0 / 0	N/A	/ $0
Loverso, Maurice	-0-	-0-	0 / 0	N/A	/ $0
Perkins, Rowland	100,000	-0-	0 / 0	N/A	/ $0

(1)

On December 29, 2006, the average of the high and low bid prices of the common shares on the OTC BB was $0.11.

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

Name	Shares Owned	Percentage of Class
Edwin Molina (1)	12,942,624	7.64%
Anton J. Drescher (2)	10,496,885	6.20%
Maurice Loverso (3)	300,000	0.18%
Rowland Perkins (4)	212,500	0.13%
All Executive Officers and Directors as a Group (four persons)	23,952,009	14.15%

(1)

Includes 1,650,000 common shares underlying warrants and 4,850,000 common shares underlying stock options that are currently exercisable by Mr. Molina.  Mr. Molina's address is 8 West Main Street, Niantic, Connecticut.

(2)

Includes 50,000 common shares underlying warrants and 2,850,000 common shares underlying stock options that are currently exercisable by Mr. Drescher.  Mr. Drescher's address is 8 West Main Street, Niantic, Connecticut.

(3)

Includes 300,000 common shares underlying stock options that are currently exercisable by Mr. Loverso.  Mr. Loverso’s address is 8 West Main Street, Niantic, Connecticut.

(4)

Includes 150,000 common shares underlying stock options that are currently exercisable by Mr. Perkins.  Mr. Perkin’s address is 8 West Main Street, Niantic, Connecticut.

Item 13.  Certain Relationships and Related Transactions.

In 2006, the Company paid consulting fees of $60,432 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, in consideration of Mr. Drescher's services as an executive officer of the Company.

In April 2006, USA Video completed a private placement of 4,500,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at $0.087 per share) at a price of $0.06 per unit, of which 3,825,000 units were sold to outside investors and 675,000 units were sold to officers, directors, and employees of the Company. Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.09 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (475,000 units) and Anton J. Drescher (-0- units).   The Company will charge operations for any differential between the fair value and the purchase price of the common stock and for any differential between the fair value of the common stock underlying the warrants and the exercise price of the warrants.

In August 2006, USA Video completed a private placement of 4,150,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at a price of $0.087 per share) at a price of $0.0575 per unit, of which 3,100,000 units were sold to outside investors and 1,050,000 units were sold to officers, directors and employees of the Company.  Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.07 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (800,000 units) and Anton J. Drescher (-0- units).  The Company will charge operations for any differential between the fair value and the purchase price of the common stock and for any differential between the fair value of the common stock underlying the warrants and the exercise price of the warrants.

In October 2006, USA Video completed a private placement of 2,500,000 units (each unit consisting of one common share and one warrant to purchase an additional common share at a price of $0.089 per share) at a price of $0.045 per unit, of which 1,900,000 units were sold to outside investors and 600,000 units were sold to officers, directors and employees of the Company.  Because the rules of the TSX require that the offering price for privately placed securities of listed companies be set when the offering is first announced rather than upon closing, the sale price of the units and the exercise price of the warrants were below the market price of $0.06 of the common shares on the date of issuance. Units were sold to the following officers and directors of the Company, in the amounts indicated: Edwin Molina (-0-units) and Anton J. Drescher (-0- units).  The Company will charge operations for any differential between the fair value and the purchase price of the common stock and for any differential between the fair value of the common stock underlying the warrants and the exercise price of the warrants.

Item 14.  Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Goldstein Golub Kessler LLP for the audit of the Company's annual financial statements for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by Goldstein Golub Kessler LLP during those periods.

Year ended December 31	2006	2005
Audit fees	$ 37,500	$ 35,500
Audit-related fees (1)	-0-	-0-
Tax fees (2)	-0-	-0-
All other fees (3)	-0-	-0-
Total	$ 37,500	$ 35,500

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

The Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2006.  The Audit Committee had concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Goldstein Golub Kessler LLP.

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

(b)

Reports on Form 8-K

During the last quarter of the fiscal year covered by this Report, the Company filed the filing reports on Form 8-K:

(i)

On November 17th, 2006, the Company announced that that one of the six major Hollywood studio divisions has chosen the Registrant’s MediaEscort™ anti-piracy product to protect their video content being distributed over the Internet.  Details about the signed software license agreement, and the identity of the studio, will be disclosed in a later announcement.

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

Date: March 26th, 2007

Edwin Molina

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edwin Molina

Chief Executive Officer, Director

March 26th, 2007

-----------------------

Edwin Molina

/s/ Anton J. Drescher

Chief Financial Officer, (principal

March 26th, 2007

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

March 26th, 2007

-----------------------

Maurice Loverso

/s/ Rowland Perkins

Director

March 26th, 2007

-----------------------

Rowland Perkins

USA VIDEO INTERACTIVE CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

F-7

Notes to Consolidated Financial Statements

F-8 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Video Interactive Corp.

We have audited the accompanying consolidated balance sheets of USA Video Interactive Corp. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video Interactive Corp. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2, the Company changed its method of accounting for stock-based compensation, effective January  1, 2006.

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

March 14, 2007

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

Our report to the Board of Directors dated March 14, 2007, is expressed in accordance with the standards of the Public Company Accounting Oversight Accounting Board (United States), which requires an explanatory paragraph in the auditor’s report.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

March 14, 2007

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$ 14,364	$ 25,253
Prepaid expenses and other current assets	9,256	9,825
Total current assets	23,620	35,078

Property and Equipment - at net	-	-

Intangible assets, net	31,858	35,181

Prepaid rent	-	19,340

Deferred Tax Assets, net of valuation allowance of $9,086,000 and
$8,824,000, respectively	-	-
Total Assets	$ 55,478	$ 89,599

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 325,740	$ 314,729
Due to related parties	160	160
Total current liabilities	325,900	314,889

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 250,000,000
shares, issued and outstanding 157,273,088 and 145,073,088 shares, respectively	35,214,564	34,010,651

Accumulated deficit	(35,484,986)	(34,235,941)
Stockholders' deficiency	(270,422)	(225,290)
Total Liabilities and Stockholders' Deficiency	$ 55,478	$ 89,599

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31,	2006	2005	2004

Revenue	$ -	$ 18,800	$ 4,700

Expenses:
Cost of sales	-	5,000	3,379
Research and development	135,897	168,571	276,302
Selling, general and administrative (includes noncash compensation charges of approximately 478,000, 217,000 and 159,000)	1,182,439	1,043,440	1,124,609
Depreciation and amortization	3,323	3,323	3,323
Total expenses	1,321,659	1,220,334	1,407,613
Loss from operations	(1,321,659)	(1,201,534)	(1,402,913)

Other income (expense), net:
Interest income (expense) (net of interest income
of $-0-, $208 and $102, respectively)	762	(197)	(1,639)
Gain on settlement of accounts payable	61,852	243,481	214
Gain on sale of equipment	10,000	-	500
	72,614	243,284	(925)

Net loss	$ (1,249,045)	$ (958,250)	$ (1,403,838)

Net loss per share - basic and diluted	$ (.01)	$ (.01)	$ (.01)
Weighted-average number of common shares outstanding -
basic and diluted	150,571,992	136,985,153	122,737,060

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock and			Stockholders'
	Additional Paid-in Capital		Accumulated	Equity
	Shares	Amount	Deficit	(Deficiency)

Balance at January 1, 2004	115,971,088	31,336,751	(31,873,853)	(537,102)
Issuance of common stock and common warrants
for cash	1,250,000	212,500	-	212,500
Issuance of common stock upon exercise of warrants	13,214,000	1,102,107	-	1,102,107
Noncash compensation charges	-	158,960	-	158,960
Net loss	-	-	(1,403,838)	(1,403,838)

Balance at December 31, 2004	130,435,088	32,810,318	(33,277,691)	(467,373)
Issuance of common stock and common
stock warrants for cash	12,875,000	825,375	-	825,375
Issuance of common stock upon exercise of warrants	1,613,000	120,898	-	120,898
Issuance of common stock upon exercise of stock options	150,000	37,500	-	37,500
Noncash compensation charges	-	216,560	-	216,560
Net loss	-	-	(958,250)	(958,250)

Balance at December 31, 2005	145,073,088	34,010,651	(34,235,941)	(225,290)
Issuance of common stock and common
stock warrants for cash	11,150,000	621,125	-	621,125
Issuance of common stock upon exercise of stock options	1,050,000	105,000	-	105,000
Noncash compensation charges	-	477,788	-	477,788
Net loss	-	-	(1,249,045)	(1,249,045)

Balance at December 31, 2006	157,273,088	$ 35,214,564	$(35,484,986)	$ (270,422)

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2006	2005	2004
Cash flows from operating activities:
Net loss	$ (1,249,045)	$(958,250)	$ (1,403,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,323	3,323	3,323
Gain on sale of equipment	(10,000)	-	(500)
Gain on settlement of accounts payable	(61,852)	(243,481)	(214)
Noncash compensation charge	477,788	216,560	158,960
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	1,400
Decrease (increase) in prepaid expenses and other current assets	569	8,711	(1,791)
Decrease (increase) in prepaid rent	19,340	3,780	(23,120)
Increase (decrease) in accounts payable and accrued expenses	72,863	1,496	(89,591)
Decrease in due to related parties	-	-	(2,961)
Net cash used in operating activities	(747,014)	(967,861)	(1,358,332)
Cash flows from investing activities:
Proceeds from equipment sales	10,000	-	500
Net cash provided by investing activities	10,000	-	500

Cash flows from financing activity - proceeds from the
issuance of common stock and warrants and exercise of options	726,125	983,773	1,314,607
Net cash provided by financing activities
Net increase (decrease) in cash and cash equivalents	(10,889)	15,912	(43,225)
Cash and cash equivalents at beginning of year	25,253	9,341	52,566
Cash and cash equivalents at end of year	$ 14,364	$ 25,253	$ 9,341
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ -	$ 587	$ 1,847

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

USA Video Interactive Corp. (the "Company") is a designer of high-tech Internet streaming video-on-demand systems, services and solutions.  At December 31, 2006 and for the three-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $1,249,045, $958,250 and $1,403,838 for the years ended December 31, 2006, 2005 and 2004, respectively.  In addition, the Company has a working capital deficiency of approximately $302,000 and a stockholders’ deficiency of approximately $270,000 at December 31, 2006. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and to the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Deferred rent represents payments made to a landlord at the inception of the lease.  The amount was used for current rent payments.

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

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 123 (R) (revised 2004), ‘‘Share-Based Payment’’ which revised Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’. This statement supersedes Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented by the Company effective January 1, 2006.

The implementation of FAS No. 123 (R) has resulted in charges of $434,000 for the year ended December 31, 2006.

For the 2005 and 2004 fiscal year the Company accounted for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Had the Company determined compensation expenses based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company’s net (loss) per share would have increased to the following pro forma amounts:

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31		2005	2004
Net loss As reported		$ (958,250)	$(1,403,838)
Add: Stock compensation expense included in reported net loss		41,000	53,250
Deduct: Total stock based compensation expense determined under fair value based method for all awards		(350,750)	(867,143)
Pro forma		$ (1,268,000)	$(2,217,731)
Loss per common share Basic and diluted: As reported		$ (.01)	$ (.01)
Pro forma		$ (.01)	$ (.02)
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
Year ended December 31	2006	2005	2004
Expected dividend yield	- 0 -	- 0 -	- 0 -
Risk-free interest rate	4.58-4.97%	3.23%	3.04%
Volatility	117-127%	144%	144%
Expected life (years)	2	2	2

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2006, the Company adopted FAS No. 123 (R) utilizing the modified prospective method. FAS No. 123 (R) requires the recognition of stock-based compensation expense in the financial statements.

Under the modified prospective method, the provisions of FAS No. 123 (R) apply to all awards granted or modified on or  after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, ‘‘Accounting for Stock Based Compensation’’, is  in net earnings in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years and have a term of seven years. Compensation expense for stock options is recognized on a straight line basis over the period of the award.

The fair value for options issued was estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate was derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor was determined based on our historical stock prices. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period.  The aggregate effect of translation adjustments is immaterial at December 31, 2006 and 2005.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants.  Potential common stock amounts of approximately 36,679,000, 26,824,000 and 10,407,000 for the years ended December 31, 2006, 2005 and 2004, respectively, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN No. 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. MAJOR CUSTOMERS:	During the year ended December 31, 2005 one customer accounted for 100% of total revenue.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	Prepaid expenses and other current assets consist of the following:
	December 31,	2006	2005
	Prepaid Rent	$5,309	$5,845
	Taxes Receivable	3,545	3,578
	Other (none in excess of 5% of current assets)	402	402
		$9,256	$9,825

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INTANGIBLE ASSETS:	Intangible assets consist of the following:
		Gross Carrying Amount	Accumulated Amortization
	Patents and patents pending	$56,488	$24,630
	Aggregate Amortization Expense: For the year ended December 31, 2006		$3,323
	Estimated Amortization Expense: For the year ending December 31,
	2007		$3,323
	2008		3,323
	2009		3,323
	2010		3,323
	2011		3,323

6. PROPERTY AND EQUIPMENT:	Property and equipment, at cost, consists of the following:

December 31,	2006	2005	Estimated Useful Life
Office Equipment	$ 16,069	$ 16,069	5 years
Less accumulated depreciation	16,069	16,069
	$ - 0 -	$ - 0 -

	Depreciation and amortization expense amounted to $-0-, $-0- and $-0- for the years ended December 31, 2006, 2005 and 2004, respectively.
7. ACCOUNTS PAYABLE AND	Accounts payable and accrued expenses consist of the following:
ACCRUED	December 31,	2006	2005
EXPENSES	Accounts payable	$ 141,250	$ 163,286
	Accrued professional fees	155,142	75,715
	Accrued payroll and related tax withholdings	16,745	63,125
	Amounts due for purchased computer equipment	12,603	12,603
		$ 325,740	$ 314,729

During the period ended December 31, 2006, the Company settled accounts payable obligations of approximately $64,000 for $2,000, and recorded a gain of $62,000. During the period ended December 31, 2005, the Company settled accounts payable obligations of approximately $288,000 for $45,000, and recorded a gain of $243,000.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES:

On April 10, 2003, the Company announced that a subsidiary had filed a lawsuit in U.S. District Court for the District of Delaware against Movielink LLC.  The Company alleged that Movielink infringed on the Company’s patented online video delivery system. On January 28, 2005, that court issued an opinion and order granting summary judgment in favor of Movielink, based on the court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of the Company’s patent) in light of the Court’s construction of the term “initiates,” and on May 27, 2005, denied the Company's motion for reconsideration. The Company appealed the district court's adverse rulings to the U. S. Court of Appeals for the Federal Circuit, and on September 8, 2006, the appellate court affirmed the rulings of the court below, effectively ending the substantive litigation between the Company and Movielink. On September 16, 2006, Movielink filed in district court a Bill of Costs seeking $20,525 in litigation costs allegedly taxable to the Company; the Company subsequently filed objections with the court asserting that only $107 of the costs sought by Movielink is permissible under applicable provisions of law. The court has not determined the amount of costs finally taxable to the Company, and consequently a contingent liability exists, which is estimated to be in a range approximately between $107 and $20,525.

On September 13, 2006, USA Video Technology Corp., a wholly-owned subsidiary of the Company, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by Time Warner, Inc. (NYSE: TWX), Cox Communications, Inc., Charter Communications, Inc. (NasdaqNM: CHTR), Comcast Cable Communications LLC (NasdaqNM: CMCSA), Comcast of Richardson, LP, Comcast of Plano, LP, and Comcast of Dallas, LP, and seeking statutory compensation and a court injunction against further infringement. The defendant companies cited in the lawsuit operate digital cable systems in which they provide allegedly infringing video-on-demand services to their subscribers. The defendant companies subsequently filed lawsuits in the U.S. District Court for the District of Delaware, primarily seeking declaratory judgments that the first-filed allegations of patent infringement against them are without merit, and also seeking damages, etc., related to the filing of the lawsuits. At present, proceedings in both courts are ongoing. Consequently, a potential liability exists to the extent that the outcome of these proceedings is uncertain.

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

9. STOCK- HOLDERS' EQUITY:

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

On April 18, 2006, the Company issued 3,825,000 units to investors at $.060 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.087 per share.

On April 18, 2006, the Company issued 675,000 units to employees at $.060 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.087 per share. The Company charged operations for approximately $20,000 representing the differential between the fair value and the purchase price of the common stock and for approximately $2,000 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

On August 11, 2006, the Company issued 3,100,000 units to investors at $.0575 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.087 per share.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 11, 2006, the Company issued 1,050,000 units to employees at $.0575 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.087 per share. The Company charged operations for approximately $13,000 representing the differential between the fair value and the purchase price of the common stock and for $-0- representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

On October 8, 2006, the Company issued 1,900,000 units to investors at $.045 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.089 per share.

On October 8, 2006, the Company issued 600,000 units to employees at $.045 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $.089 per share. The Company charged operations for approximately $9,000 representing the differential between the fair value and the purchase price of the common stock and for $-0- representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

During 2006, the Company issued 1,050,000 shares of common stock upon the exercising of stock options with exercise price of  $.10.

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

In May 2006, the Company granted 965,000 options to consultants of the Company to purchase 965,000 shares at a price of $0.10 to May 2008.  The Company charged operations for the fair value of these options, approximately $54,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

In October 2006, the Company granted 1,000,000 options to a consultant of the Company to purchase 1,000,000 shares at a price of $0.10 to October 2008. The Company charged operations for the fair value of these options, approximately $30,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

In December 2006, the Company granted 150,000 options to consultants of the Company to purchase 150,000 shares at a price of $0.10 to December 2008. The Company charged operations for the fair value of these options, approximately $10,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

In December 2006, the Company granted 5,300,000 options to directors and  employees of the Company to purchase 5,300,000 shares at a price of $0.10 to December 2008. The Company charged operations for the fair value of these options, approximately $340,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCK OPTIONS AND STOCK WARRANTS:

The Company has a stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

In June 2001, the Company adopted a Stock Option Plan (the "2001 Plan"). The 2001 Plan authorizes the issuance of up to 8,400,000 of the Company's common shares, subject to adjustment under certain circumstances.  The 2001 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").  The Company's 2001 plan will remain in effect until all granted stock options are exercised, expired or canceled.  In February 2006, the Company adopted a new Stock Options Plan (the “2005 Plan”).  The 2005 Plan authorizes the issuance of up to 13,900,000 of the Company's common shares, subject to adjustment under certain circumstances. The Company is listed on the TSX Venture Exchange ("TSX") and is subject to a limitation on the number of options a company may have. The 2005 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").  The Company's previous option plan will remain in effect until all granted stock options are exercised, expired or canceled.

A summary of the status of the Company's options and changes during the years is presented below:

Year ended December 31	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	12,785,000	$0.10	5,000,000	$0.25	25,000	$0.50
Granted	7,415,000	$0.10	7,935,000	$0.10	5,000,000	$0.25
Exercised	1,050,000	$0.10	150,000	$0.25	- 0 -	$0.00
Cancelled/expired	6,460,000	$0.10	-0-	$0.00	(25,000)	$0.50
Outstanding at end of year	12,690,000	$0.10	12,785,000	$0.10	5,000,000	$0.25
Options exercisable at year end	12,690,000		12,785,000		5,000,000
Weighted average fair value of options granted during the year		$0.10		$0.10		$0.19

The aggregate intrinsic value at December 31, 2006 was $126,900.

There is no future unrecognized compensation since all of the options granted are immediately exercisable and fully vested.

The following table summarizes information about fixed stock options outstanding at December 31, 2006:

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighed Average Exercise Price
$0.10	12,690,000	1.40	$0.10	12,690,000	$0.10

Warrants to purchase shares of common stock are as follows:

Year ended December 31,	2006		2005		2004
	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price

Outstanding at beginning of year	14,039,000	$0.055 - $0.195	5,407,000	$0.0657 - $0.195	17,431,000	$0.064 - $0.1175
Issued	11,150,000	$0.087 - $0.089	12,875,000	$0.055 - $0.130	1,250,000	$0.135 - $0.195
Exercised	-0-	N/A	(1,613,000)	$0.0657 - $0.1175	(13,214,000)	$0.64 - $0.255
Expired	(1,200,000)	$0.135 - $0.195	(2,630,000)	$0.075 - $0.1175	(60,000)	$0.085
Outstanding at end of year	23,989,000	$0.080 - $0.130	14,039,000	$0.055 - $0.195	5,407,000	$0.0657 - $0.195

Warrants issued in 2006 and 2005 have a contractual life of two years from the date of issuance.

11. INCOME TAXES:

As of December 31, 2005 the Company had deferred tax assets resulting primarily from net operating loss carryforwards of approximately $26,000,000, which are available to offset future taxable income, if any, through 2026.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2006	2005
Net operating loss carryforwards	$ 9,086,000	$ 8,824,000
Valuation allowance	(9,086,000)	(8,824,000)
Net deferred tax assets	$ - 0 -	$ - 0 -

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2006	2005
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 - %	- 0 - %

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):	The following table summarizes selected quarterly data for the years ended December 31, 2006 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2005:
Revenue	$ 18,800	$ - 0 -	$ - 0 -	$ - 0 -	$ 18,800
Expenses	(280,507)	(217,840)	(233,776)	(244,927)	(977,050)
Net Loss	(261,707)	(217,840)	(233,776)	(244,927)	(958,250)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
2006:
Revenue	$ -0-	$ - 0 -	$ - 0 -	$ - 0 -	$ -0-
Expenses	(148,054)	(227,376)	(245,024)	(628,591)	(1,249,045)
Net Loss	(148,054)	(227,376)	(245,024)	(628,591)	(1,249,045)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)