Form 10-Q
period 2007-03-31
USA VIDEO INTERACTIVE CORP
filed 2007-05-11
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes   [   ]       No [ X ]

At May 11, 2007, there were 161,099,302 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 17,609	$ 14,364
Prepaid expenses and other current assets	6,852	9,256
Total current assets	24,461	23,620
Property and Equipment - at cost, net	-	-
Intangible assets, net	31,027	31,858
Deferred Tax Assets, net of valuation allowance
of $9,180,000 and $9,086,000, respectively	-	-
Total Assets	$ 55,488	$ 55,478
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 350,936	$ 325,740
Due to related parties	160	160
Total current liabilities	351,096	325,900
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 160,065,255 and
157,273,088, respectively	35,497,639	35,214,564
Accumulated deficit	(35,793,247)	(35,484,986)

Stockholders' deficiency	(295,608)	(270,422)

Total Liabilities and Stockholders' Deficiency	$ 55,488	$ 55,478

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

Three months ended March 31,	2007	2006

Revenue	$ -	$ -

Expenses:
Cost of sales	-	-
Research and development	39,753	54,000
Selling, general and administrative	267,788	162,844
Depreciation and amortization	831	831
Total expenses	308,372	217,675
Loss from operations	(308,372)	(217,675)

Other income (expense)
Interest (expense)	111	199
Gain on settlement of accounts payable	-	59,422
Gain on sale of equipment	-	10,000
	111	69,621

Net loss	$ (308,261)	$ (148,054)

Net loss per share – basic and diluted	$ (.00)	$ (.00)
Weighted-average number of common shares outstanding – basic and diluted	157,997,904	145,116,421

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock

			Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2006	157,273,088	$ 35,214,564	$ (35,484,986)	$ (270,422)
Issuance of common stock upon
exercise of warrants	2,442,167	218,400	-	218,400
Issuance of common stock upon
exercise of stock options	350,000	35,000	-	35,000
Share based compensation		29,675	-	29,675
Net loss		-	(308,261)	(308,261)

Balance at March 31, 2007	160,065,255	$ 35,497,639	$ (35,793,247)	$ (295,608)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

Three months ended March 31,	2007	2006

Cash flows from operating activities:
Net loss	$ (308,261)	$ (148,054)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	831	831
Share based compensation	29,675	-
Gain on settlement of accounts payable	-	(59,422)
Gain on sale of equipment	-	(10,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	2,404	3,450
(Decrease) in accounts payable and accrued expenses	25,196	176,416
Net cash used in operating activities	(250,155)	(36,779)

Cash flow from investing activities:
Proceeds from the sale of equipment	-	10,000
Net cash provided by investing activities	-	10,000

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	253,400	5,000
Net cash provided by financing activities	253,400	5,000

Net (decrease) in cash and cash equivalents	3,245	(21,779)

Cash and cash equivalents at beginning of period	14,364	25,253
Cash and cash equivalents at end of period	$ 17,609	$ 3,474

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2007

(Unaudited)

(Stated in US Dollars)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $308,261 for the three month period ended March 31, 2007 and, in addition the Company incurred losses of $1,249,045 and $958,250 for the years ended December 31, 2006 and 2005, respectively. As of March 31, 2007, the Company had an accumulated deficit of $35,793,247 and a working capital deficit of $326,635. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at March 31, 2007 and 2006.

NOTE C – COMMON STOCK

From January 1, 2007 to March 31, 2007, the Company issued 350,000 shares of common stock upon the exercising of stock options with an exercise price of $.10 and received gross proceeds of $35,000.

From January 1, 2007 to March 31, 2007, the Company issued 2,442,167 shares of common stock upon the exercising of warrants with an exercise price ranging from $.08 to $.13 per share of common and received gross proceeds of $218,400.

NOTE D - CONTINGENT LIABILITY

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

The Company leases its Canadian and United States office space under a non-cancelable operating lease, expiring in March 2009 and July 2008, respectively. The minimum rental commitment of this lease is approximately $33,200 annually.  Rent expense amounted to $11,782 and $11,379 for the three months ended March 31, 2007 and 2006, respectively.

NOTE E – SHARE  BASED COMPENSATION

Effective January 1, 2006, the Company adopted FAS No. 123 (R) utilizing the modified prospective method. FAS No. 123 (R) requires the recognition of share-based compensation expense in the financial statements.

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

During the three month period ended March 31, 2007, the Company granted 250,000 options to consultants of the Company to purchase 250,000 shares at a price of $0.16 to March 2009. The Company charged operations for the fair value of these options, approximately $30,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	- 0 -
Risk-free interest rate	4.98%
Volatility	154%
Expected life (years)	2

A summary of the status of the Company's options and changes for the three months ended March 31, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	12,690,000	$0.10
Granted	250,000	$0.155
Exercised	350,000	$0.10
Cancelled/expired	300,000	$0.10
Outstanding at end of period	12,290,000	$0.10-$0.155	1.2 years	$1,219,000
Options exercisable at end of period	12,290,000

As of March 31, 2007 all options are fully vested.

NOTE  F – INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE  G – SUBSEQUENT EVENTS

From April 1, 2007 to May 11, 2007, the Company issued 300,000 shares of common stock upon the exercising of stock options with an exercise price of $0.10 per share.

From April 1, 2007 to May 11, 2007, the Company issued 934,546 shares of common stock upon the exercise of warrants with exercise prices ranging from $0.08 to $0.10 per share.

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

OVERVIEW OF THE COMPANY

USA Video Interactive Corp. designs and markets to business customers digital watermarking, streaming video and video-on-demand systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity.  Our systems, services and delivery solutions include digital watermark solutions and video content production, content encoding, media asset management, media and application hosting, multi-mode content distribution, transaction data capture and reporting, e-commerce, specialized engineering services, and Internet streaming hardware.

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

We have developed a number of specific products and services based on these technologies. These include MediaSentinel(TM) and SmartMarks(TM) a process that watermarks digital video content, StreamHQ(TM), a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ™, a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster™; ZMail™, a service that delivers web and rich media content to targeted audiences; mediaClix™, a service that delivers content similar to Zmail but originating from an existing web presence; and MediaSentinel(TM), a patent-pending digital watermarking technology to deter digital video piracy.

In September 2005 we entered into a formal sales and marketing agreement with First Serve International, LLC ("First Serve"), pursuant to which we will jointly market the MediaSentinel(TM) Workstation to companies throughout Asia (including Bollywood in India), Europe, and the United States.  In support of these efforts, we will collaborate with sales support, marketing and educational programs and materials that make clear the benefits of watermarking to potential customers.  Through these efforts, we intend to attract new business and break ground on enforcement of copyright holders. In September 2006, the agreement was assigned to Ethnic Communications, LLC.

We were incorporated on April 18, 1986, as First Commercial Financial Group Inc. in the Province of Alberta, Canada.  In 1989, our name was changed to Micron Metals Canada Corp., which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business.  In 1995, we changed our name to USA Video Interactive Corp. and continued our corporate existence to the State of Wyoming.  We have five wholly-owned subsidiaries:  USA Video (California) Corp., USA Video Corp., Old Lyme Productions Inc., USA Video Technologies, Inc., and USVO, Inc.  Our executive and corporate offices are located in Niantic, Connecticut, and our Canadian offices are located in Vancouver, British Columbia.

BUSINESS OBJECTIVES:

We have established the following near-term business objectives:

1.

Leverage our digital VoD patent for licensing fees and partnerships in the United States and internationally;

2.

Patent and license new technology developed within the corporate research and development program;

3.

Attain industry recognition for the superior architectural, functional, and business differentiators of our MediaSentinel(TM) architecture;

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

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2007 and March 31, 2006 were $-0-.  We discontinued the sale of select services from our prototype StreamHQ™ after customers' satisfaction and proof of concept.  We no longer sell the individual functions of StreamHQ™.  We intend to continue to develop and expand our StreamHQ™ services business, while pursuing opportunities to sell replicated StreamHQ™ systems to corporations and organizations that prefer systems solutions to services.

Cost of Sales

The cost of sales for the three months ended March 31, 2007 and March 31, 2006 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for our day-to-day operations increased in the three months ending March 31, 2007.  We have decided to move forward with new products, which increased our marketing costs.  Professional fees increased due to management’s decision to continue patent infringement litigation.  Administrative expenses have increased as a result.

Selling, general and administrative expenses for the three months ended March 31, 2007 increased $104,944 to $267,788 from $162,844 for the three months ended March 31, 2006.  The increase was the result of expenses incurred related to the increase in our operations.

Professional expenses for the three months ended March 31, 2007, increased to $49,294 from $21,707 for the comparable period of 2006.  The increased costs in the first quarter of 2007 were due to the patent infringement lawsuit.

Product marketing expense for the three months ended March 31, 2007, increased to $87,899 from $53,230 for the comparable period in 2006.  The increase was due to the addition of marketing consultants retained to prepare marketing materials for the latest release of MediaSentinel(TM) and contact potential customers.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel(TM).  Research and development expenses decreased to $39,753 for the three months ended March 31, 2007, from $54,000 for the comparable period in 2006. The decrease was the result of a concentration in one application of research and development efforts for MediaSentinel(TM).

Non-Cash Compensation Charges

Non-cash compensation charges for the three months ended March 31, 2007 was $29,675, compared to $-0- for the comparable period in 2006.  The amount for the three months ended March 31, 2007 was due to the issuance of stock options to consultants.

Other Income

During the three months ended March 31, 2006 we recorded a gain on settlement of accounts payable due to the statute of limitation expiring on $59,422 of payroll taxes and we also sold property and equipment and recorded a gain on sale of $10,000.  There was no other income for the three months ended March 31, 2007.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for at least the remainder of 2007.  Our net loss for the three months ended March 31, 2007 was $308,261, compared with a net loss of $148,054 for the three months ended March 31, 2006.  The increase in losses is directly related to the increase in marketing costs and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had a cash position of $17,609, compared to $14,364 at December 31, 2006.  We anticipate capital requirements of $500,000 for the continued development of our MediaSentinel(TM) products, $500,000 for commercialization of our MediaSentinel(TM) products and $500,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through fiscal 2007.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.25 million to $1.75 million to finance operations through fiscal 2007 and we intend to seek such financing through sales of our equity securities.  Subsequent to the three months ended March 31, 2007, we raised an aggregate of $76,764 through the exercise of warrants and $32,500 from the exercise of stock options.

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

To date, we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses. For the three months ended March 31, 2007, we had a net loss of $308,261.  As of March 31, 2007, we had an accumulated deficit of $35,793,247 and a working capital deficit of $326,635.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so.  If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.

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

Item 4.

Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007, the date of this quarterly report, our undersigned officers have concluded that such disclosure controls and procedures are adequate.  There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by our undersigned officers of the design and operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data.

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

The Company leases its Canadian and United States office space under a non-cancelable operating lease, expiring in March 2009 and July 2008, respectively. The minimum rental commitment of this lease is approximately $33,200 annually.  Rent expense amounted to $11,782 and $11,379 for the three months ended March 31, 2007 and 2006, respectively.

Item 2.

Changes in Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K

update

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On January 10, 2007 we announced that we had entered into a multi-year patent license agreement with Digimarc Corporation (NASDAQ: DMRC). The non-exclusive agreement licenses our Digimarc’s digital watermarking patents for use in forensic tracking applications of commercially available video, pre-release video, and home marketing screening video. The agreement supports our media tracking digital watermarking business as we continue with our MediaEscort(TM) and MediaSentinel(TM) sales efforts.

(ii)

On January 25, 2007 we announced that we had retained ECON Corporate Services (InvestorIdeas.com) to provide industry specific services surrounding our watermarking and anti-piracy sector that include: Exclusive Industry Articles, Audio Interviews, Internet Marketing, Corporate Strategies, Industry Research, and Customized Programs.

(iii)

On February 14, 2007 we announced that we had signed a memorandum of understanding with Shama Broadcast Contents & Services Pvt. Ltd. (“Shama”), an Indian company, for Shama to digitally watermark major motion pictures for Ethnic Communications, Inc. (“Ethnic”).  Shama will watermark Ethnic’s films with our SmartMark(TM) prior to Internet distribution using our MediaSentinel(TM) workstation.

(iv)

On March 2, 2007 we announced that our wholly owned subsidiary’s lawsuit for alleged patent infringement of our U.S. Patent No. 5,130,792 against Time Warner, Inc., Charter Communications, Inc., Comcast Cable Communications LLC, is proceeding in the U.S. District Court for the Eastern District of Texas.  Under the court’s scheduling order, several phases of the litigation are proceeding as follows:

-

Various case discovery activities are currently ongoing. The parties are scheduled to file a joint claim construction and pre-hearing statement at the end of May 2007.

-

The claim construction issues in dispute are to be briefed by both sides during the summer months, culminating in a claim construction hearing to be conducted by the court at the end of August 2007.

-

Following the claim construction briefing and court hearing, discovery on damages, expert discovery, and completion of other discovery will take place in the fall of 2007.  Dispositive motions are to be filed by both sides at the end of November.  Various final pretrial activities are scheduled to take place in December and January 2008.  The court will schedule a hearing to consider all pending motions and objections, most likely in early 2008.

-

Docket call and final pretrial conference are scheduled for February 4, 2008, and jury selection is slated for February 5, 2008.  The case is then to be tried in order with other cases on the docket.

(v)

On May 8, 2007 we announced that we had completed and delivered the first of two installments of our MediaEscort(TM) anti-piracy product to our unnamed major Hollywood customer.  We announced last November that we had signed an agreement with a division of one of the six major Hollywood studios, and that the identity of the customer would not be revealed until final product delivery and installation.  We expect to deliver the second, final product installment shortly.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  May 11th, 2007

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer