Form 10-Q
period 2007-06-30
USA VIDEO INTERACTIVE CORP
filed 2007-08-10
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes   [   ]       No [ X ]

At August 10, 2007, there were 160,183,096 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 6,756	$ 14,364
Prepaid expenses and other current assets	5,988	9,256
Total current assets	12,744	23,620
Property and Equipment - at cost, net	-	-

Intangible assets, net	30,197	31,858
Deferred Tax Assets, net of valuation allowance
of $9,289,000 and $9,086,000, respectively	-	-
Total Assets	$ 42,941	$ 55,478
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 391,838	$ 325,740
Due to related parties	160	160
Total current liabilities	391,998	325,900
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 163,138,088 and
157,273,088, respectively	35,761,129	35,214,564
Accumulated deficit	(36,110,186)	(35,484,986)

Stockholders' deficiency	(349,057)	(270,422)

Total Liabilities and Stockholders' Deficiency	$ 42,941	$ 55,478

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenue	$ -	$ -	$ -	$ -

Expenses:
Cost of sales	-	-	-	-
Research and development	99,000	16,650	138,753	70,650
Selling, general and administrative	217,269	210,209	485,057	373,052
Depreciation and amortization	830	830	1,661	1,662

Total expenses	317,099	227,689	625,471	445,364
Loss from operations	(317,099)	(227,689)	(625,471)	(445,364)

Other income (expense)
Interest income (expense)	160	313	271	512
Gain on settlement of accounts payable	-	-	-	59,422
Gain on sale of equipment	-	-	-	10,000

	160	313	271	69,934

Net loss	$ (316,939)	$ (227,376)	$ (625,200)	$ (375,430)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	161,680,852	148,767,593	159,849,552	146,952,094

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2006	157,273,088	$ 35,214,564	$ (35,484,986)	$ (270,422)
Issuance of common stock upon
exercise of warrants	4,890,000	419,390	-	419,390
Issuance of common stock upon
exercise of stock options	975,000	97,500	-	97,500
Noncash compensation charges		29,675	-	29,675
Net loss		-	(625,200)	(625,200)

Balance at June 30, 2007	163,138,088	$ 35,761,129	$ (36,110,186)	$ (349,057)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Cash flows from operating activities:
Net loss	$ (316,939)	$ (227,376)	$ (625,200)	$ (375,430)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	830	831	1,661	1,662
Gain on settlement of accounts payable	-	-	-	(59,422)
Gain on sale of equipment	-	-	-	(10,000)
Noncash compensation charge	-	22,275	29,675	22,275
Decrease in prepaid expenses
and other current assets	864	255	3,268	3,705
Increase (decrease) in accounts payable and
accrued expenses	40,902	(73,566)	66,098	102,850

Net cash used in operating activities	(274,343)	(277,581)	(524,498)	(314,360)

Cash flows from investing activities:
Proceeds from equipment sales	-	-	-	10,000

Net cash provided by investing activities	-	-	-	10,000

Cash flows from financing activities:
Proceeds from the exercise of common stock
and warrants	200,990	270,000	419,390	270,000
Proceeds from the issuance of common stock upon exercise of stock options	62,500	5,000	97,500	10,000

Net cash provided by financing activities	263,490	275,000	516,890	280,000

Net decrease in cash and cash
Equivalents	(10,853)	(2,581)	(7,608)	(24,360)

Cash and cash equivalents at beginning of period	17,609	3,474	14,364	25,253

Cash and cash equivalents at end of period	$ 6,756	$ 893	$ 6,756	$ 893

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $625,200 for the six month period ended June 30, 2007 and, in addition the Company incurred losses of $1,249,045 and $958,250 for the years ended December 31, 2006 and 2005, respectively. As of June 30, 2007, the Company had an accumulated deficit of $36,110,186 and a working capital deficit of $379,254. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The assets and liabilities of the Company’s foreign subsidiary is translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at June 30, 2007 and 2006.

NOTE C – COMMON STOCK

From January 1, 2007 to June 30, 2007, the Company issued 975,000 shares of common stock upon the exercising of stock options with an exercise price of $.10 and received gross proceeds of $97,500.

From January 1, 2007 to June 30, 2007, the Company issued 4,890,000 shares of common stock upon the exercising of warrants with an exercise price ranging from $.08 to $.13 and received gross proceeds of $419,390.

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

On September 13, 2006, USA Video Technology Corp., a wholly-owned subsidiary of the Company, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by Time Warner, Inc. (NYSE: TWX), Charter Communications, Inc. (NasdaqNM: CHTR), Comcast Cable Communications LLC (NasdaqNM: CMCSA), Comcast of Richardson, LP, Comcast of Plano, LP, and Comcast of Dallas, LP, and seeking statutory compensation and a court injunction against further infringement. The defendant companies cited in the lawsuit operate digital cable systems in which they provide allegedly infringing video-on-demand services to their subscribers. The defendant companies subsequently filed lawsuits in the U.S. District Court for the District of Delaware, primarily seeking declaratory judgments that the first-filed allegations of patent infringement against them are without merit, and also seeking damages, related to the filing of the lawsuits. At present, proceedings in both courts are ongoing. Consequently, a potential liability exists to the extent that the outcome of these proceedings is uncertain.

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

The Company leases its Canadian and United States office space under a non-cancelable operating lease, expiring in March 2009 and July 2008, respectively. The minimum rental commitment of this lease is approximately $33,200 annually.  Rent expense amounted to $24,258 and $23,125 for the six months ended June 30, 2007 and 2006, respectively.

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

During the six month period ended June 30, 2007 the Company granted 250,000 options to consultants of the Company to purchase 250,000 shares at a price of $0.16 to March 2009. The Company charged operations for the fair value of these options, approximately $30,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	- 0 -
Risk-free interest rate	4.98%
Volatility	154%
Expected life (years)	2

A summary of the status of the Company's options and changes for the six months ended June 30, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	12,690,000	$0.10
Granted	250,000	$0.155
Exercised	975,000	$0.10
Cancelled/expired	500,000	$0.10
Outstanding at end of period	11,465,000	$0.10-$0.155	1.03 years	$1,160,000
Options exercisable at end of period	11,465,000

As of June 30, 2007 all options are fully vested.

NOTE  F – INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the second quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE  G – SUBSEQUENT EVENTS

From July 1, 2007 to August 10, 2007, the Company issued 550,000 shares of common stock upon the exercise of stock options with an exercise price of $0.10 US per share.

From July 1, 2007 to August 10, 2007, the Company issued an aggregate of 2,815,454 shares of common stock upon the exercise of warrants with exercise prices ranging from $0.08 US to $0.089 US per share.

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

OVERVIEW OF THE COMPANY

We design and market to business customers digital watermarking, streaming video and video-on-demand systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity.  Our systems, services and delivery solutions include digital watermark solutions and video content production, content encoding, media asset management, media and application hosting, multi-mode content distribution, transaction data capture and reporting, e-commerce, specialized engineering services, and Internet streaming hardware.

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

RESULTS OF OPERATIONS

Sales

Sales for the six-month period and three-month periods ended June 30, 2007 and June 30, 2006 were $-0-.  We discontinued the sale of select services from our prototype StreamHQ™ after customers' satisfaction and proof of concept.  We no longer sell the individual functions of StreamHQ™.  We intend to continue to develop and expand our StreamHQ™ services business, while pursuing opportunities to sell replicated StreamHQ™ systems to corporations and organizations that prefer systems solutions to services.

Cost of Sales

For the six-month period and three-month periods ended June 30, 2007 and June 30, 2006, the cost of sales were $-0-

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees and other expenses to execute the business plan and for our day-to-day operations increased in the six months ending June 30, 2007 compared to the six months ended June 30, 2006.  We have decided to move forward with new products, which increased our marketing costs.  Professional fees increased due to management’s decision to continue patent infringement litigation.  Administrative expenses have increase in support of these efforts.

Selling, general and administrative expenses for the three months ended June 30, 2007 increased marginally by $7,060 to $217,269 from $210,209 for the three months ended June 30, 2006.  The increase was due to fees for patent infringement litigation.  For the six months ended June 30, 2007 the costs increased by $112,005 to $485,057 from $373,052 for the comparable period in 2006.  The increase was the result of expenses incurred related to professional fees and product marketing expenses and research and development.

Product marketing expense for the three months ended June 30, 2007, decreased to $9,392 from $22,335 for the comparable period in 2006.  The decrease was due to direct marketing to selective possible customers for MediaSentinel™.  For the six months ended June 30, 2007 these costs increased to $97,281 from $75,565 for the comparable period in 2006.  The increase was due to the addition of marketing consultants retained to prepare marketing materials for the latest release of MediaSentinel™ and to contact potential customers in the first quarter of 2007.

Professional expenses for the three months ended June 30, 2007, increased to $53,165 from $22,335 for the comparable period in 2006.  For the six months ended June 30, 2007 these costs increased to $102,455 from $45,406 for the comparable period in 2006.  We incurred increased costs in 2007 as result of the patent infringement lawsuit.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractor fees, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses increased to $138,753 for the six months ended June 30, 2007, from $70,650 for the comparable period in 2006 and to $99,000 for the three months ended June 30, 2007 from $16,650 for the comparable period in 2006.  The increase was the result of maintaining research and development efforts of MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the six months ended June 30, 2007 was $29,675, compared to $22,275 for the comparable period in 2006.  The amount for the six months ended June 30, 2007 was due to the issuance of stock options to consultants.  The amount for the six months ended June 30, 2006 was due to the issuance of common shares and share purchase warrants to our officers, directors and employees at a price and exercise price, respectively, below the market price of the common shares at the time of issuance of the common shares and share purchase warrants.  Because the rules of the TSX Venture Exchange require that the offering price for privately placed securities of listed companies be set when the private placement offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other Income

During the six months ended June 30, 2006 we recorded a gain on settlement of accounts payable due to the statute of limitation expiring on $59,422 of payroll taxes and we also sold property and equipment and recorded a gain on sale of $10,000.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for the remainder of 2007.  Our net loss for the six months ended June 30, 2007 was $625,200, compared with a net loss of $375,430 for the six months ended June 30, 2006  The increase in losses is directly related to the additional professional fees, research and development and marketing.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had a cash position of $6,756, compared to $14,364 at December 31, 2006.  We anticipate capital requirements of $500,000 for the continued development of our MediaSentinel™ products, $500,000 for commercialization of our MediaSentinel™ products and $500,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through fiscal 2007.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.25 million to $1.75 million to finance operations through fiscal 2007 and we intend to seek such financing through sales of our equity securities.  During the six months ended June 30, 2007, we raised an aggregate of $419,390 through exercise of warrants and $97,500 from the exercise of stock options.

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

To date, we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses. For the six months ended June 30, 2007, we had a net loss of $625,200.  As of June 30, 2007, we had an accumulated deficit of $36,110,186 and a working capital deficit of $379,254.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so.  If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.

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

OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY.

We seek to protect our proprietary rights through a combination of patents, trade secret and trademark laws, confidentiality procedures and contractual provisions with employees and third parties.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we consider as proprietary.  Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others.  Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm our business and operating results.

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

OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, CAUSING US TO INCUR SIGNIFICANT COSTS OR PREVENT US FROM LICENSING OUR PRODUCTS.

Other companies, including our competitors, may have or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or license our products.  We cannot be certain that our products do not and will not infringe patents or other proprietary rights of others.  We may be subject to legal proceedings, including claims of alleged infringement by us of the intellectual property rights of third parties.  If a successful claim of infringement is brought against us and we fail to or are unable to license the infringed technology on commercially reasonable terms, our business and operating results could be significantly harmed.  Companies in the technology market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights.  Although we are not currently subject to any litigation or claims alleging patent infringement, any future claims, whether or not valid, could result in substantial costs and diversion of resources with no assurance of success.  Intellectual property litigation or claims could force us to do one or more of the following:

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

Item 4.

Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007, the date of this quarterly report, our undersigned officers have concluded that such disclosure controls and procedures are adequate.  There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by our undersigned officers of the design and operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

On April 10, 2003, we announced that a subsidiary had filed a lawsuit in U.S. District Court for the District of Delaware against Movielink LLC.  We alleged that Movielink infringed on our patented online video delivery system. On January 28, 2005, that court issued an opinion and order granting summary judgment in favor of Movielink, based on the court’s conclusion that the record contained insufficient evidence that the Movielink system “initiates connections” (a requirement for infringement of our patent) in light of the Court’s construction of the term “initiates,” and on May 27, 2005, denied our motion for reconsideration. We appealed the district court's adverse rulings to the U.S. Court of Appeals for the Federal Circuit, and on September 8, 2006, the appellate court affirmed the rulings of the court below, effectively ending our substantive litigation with Movielink. On September 16, 2006, Movielink filed in district court a Bill of Costs seeking $20,525 in litigation costs allegedly taxable to us; we subsequently filed objections with the court asserting that only $107 of the costs sought by Movielink is permissible under applicable provisions of law. The court has not determined the amount of costs finally taxable to us, and consequently a contingent liability exists, which is estimated to be in a range approximately between $107 and $20,525.

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that our U.S. Patent No. 5,130,792 is infringed by Time Warner, Inc. (NYSE: TWX), Charter Communications, Inc. (NasdaqNM: CHTR), Comcast Cable Communications LLC (NasdaqNM: CMCSA), Comcast of Richardson, LP, Comcast of Plano, LP, and Comcast of Dallas, LP, and seeking statutory compensation and a court injunction against further infringement. The defendant companies cited in the lawsuit operate digital cable systems in which they provide allegedly infringing video-on-demand services to their subscribers. The defendant companies subsequently filed lawsuits in the U.S. District Court for the District of Delaware, primarily seeking declaratory judgments that the first-filed allegations of patent infringement against them are without merit, and also seeking damages, etc., related to the filing of the lawsuits. At present, proceedings in both courts are ongoing. Consequently, a potential liability exists to the extent that the outcome of these proceedings is uncertain.

We are party to a default judgment entered against one of our subsidiaries.  During the year ended December 31, 1995, a claim was made against us for the total amount payable under the terms of a lease with one of our subsidiaries for office space in Dallas, Texas through 2002.  Management is of the opinion that the amount payable under the terms of this judgment is not estimable or determinable at this time and may be substantially mitigated by the landlord’s renting the property to another party.  The range of possible loss is from $-0- to approximately $500,000.  Any settlement resulting from the resolution of this contingency will be accounted for in the period of settlement when such amounts are estimable or determinable.

Item 2.

Changes in Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on June 29, 2007, in Calgary, Alberta, Canada.  At the meeting the shareholders voted as follows:

(a)

to retain Anton Drescher, Edwin Molina, Maurice Loverso and Rowland Perkins as our Directors;

(b)

the appointment of Goldstein Golub Kessler LLP as auditors for the year ending December 31, 2007; and

(c)

to approve an amendment to our stock option plan to increase the maximum number of shares issuance pursuant to stock options grants under the plan from 13,900,000 to 16,000,000 shares of common stock.

Matter Voted Upon	No. of Votes For	No. of Votes Against	No. of Votes Withheld	Not Voted
1. Election of Directors Edwin Molina Anton J. Drescher Maurice Loverso Rowland Perkins	91,566,675 91,566,675 91,566,475 91,566,475		400,469 400,469 400,469 400,669
2. Appointment of Goldstein Golub Kessler LLP as auditors	91,050,984	799,806	116,364	0
2. Amend Stock Option Plan	72,016,129	5,659,091	14,291.924	0

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

(ii)

On June 29th, 2007 we announced that at our shareholders meeting, the shareholders approved the re-appointment of the current Board of Directors, appointment of auditors and an amendment to the 2005 Stock Option Plan to increase the number of shares from 13,900,000 shares to 16,000,000 shares.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  August 10th, 2007

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer