Form 10-Q
period 2007-09-30
USA VIDEO INTERACTIVE CORP
filed 2007-11-14
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes   [   ]       No [ X ]

At November 13, 2007, there were 168,558,088 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 131,175	$ 14,364
Prepaid expenses and other current assets	7,803	9,256
Total current assets	138,978	23,620
Property and Equipment - at cost, net	-	-

Intangible assets, net	29,366	31,858
Deferred Tax Assets, net of valuation allowance
of $9,369,000 and $9,086,000, respectively	-	-
Total Assets	$ 168,344	$ 55,478
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 296,864	$ 325,740
Due to related parties	160	160
Total current liabilities	297,024	325,900
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 168,558,088 and
157,273,088, respectively	36,574,527	35,214,564
Accumulated deficit	(36,703,207)	(35,484,986)

Stockholders' deficiency	(128,680)	(270,422)

Total Liabilities and Stockholders' Deficiency	$ 168,344	$ 55,478

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenue	$ -	$ -	$ -	$ -

Expenses:
Cost of sales	-	-	-	-
Research and development	37,500	51,112	176,253	121,762
Selling, general and administrative	553,987	195,700	1,039,044	568,753
Depreciation and amortization	831	831	2,492	2,492

Total expenses	592,318	247,643	1,217,789	693,007
Loss from operations	(592,318)	(247,643)	(1,217,789)	(693,007)

Other income (expense)
Interest income (expense)	(703)	189	(432)	701
Gain on settlement of accounts payable	-	2,430	-	61,852
Gain on sale of equipment	-	-	-	10,000

	(703)	2,619	(432)	72,553

Net loss	$ (593,021)	$ (245,024)	$ (1,218,221)	$ (620,454)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	165,942,654	151,928,523	161,902,905	148,629,132

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2006	157,273,088	$ 35,214,564	$ (35,484,986)	$ (270,422)
Issuance of common stock upon
exercise of warrants	9,760,000	820,865	-	820,865
Issuance of common stock upon
exercise of stock options	1,525,000	152,500	-	152,500
Noncash compensation charges		386,598	-	386,598
Net loss		-	(1,218,221)	(1,218,221)

Balance at September 30, 2007	168,558,088	$ 36,574,527	$ (36,703,207)	$ (128,680)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Cash flows from operating activities:
Net loss	$ (593,021)	$ (245,024)	$ (1,218,221)	$ (620,454)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	831	831	2,492	2,492
Gain on settlement of accounts payable	-	(2,430)	-	(61,852)
Gain on sale of equipment	-	-	-	(10,000)
Noncash compensation charge	356,923	13,125	386,598	35,400
(Increase) decrease in prepaid expenses
and other current assets	(1,815)	7,697	1,453	11,403
Increase (decrease) in accounts payable and
accrued expenses	(94,974)	(9,859)	(28,876)	92,991

Net cash used in operating activities	(332,056)	(235,660)	(856,554)	(550,020)

Cash flows from investing activities:
Proceeds from equipment sales	-	-	-	10,000

Net cash provided by investing activities	-	-	-	10,000

Cash flows from financing activities:
Proceeds from the issuance of common stock
and warrants	401,475	238,625	820,865	508,625
Proceeds from the issuance of common stock upon exercise of stock options	55,000	-	152,500	10,000

Net cash provided by financing activities	456,475	238,625	973,365	518,625

Net increase (decrease) in cash and cash
equivalents	124,419	2,965	116,811	(21,395)

Cash and cash equivalents at beginning of period	6,756	893	14,364	25,253

Cash and cash equivalents at end of period	$ 131,175	$ 3,858	$ 131,175	$ 3,858

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $1,218,211 for the nine month period ended September 30, 2007 and, in addition the Company incurred losses of $1,249,045 and $958,250 for the years ended December 31, 2006 and 2005, respectively. As of September 30, 2007, the Company had an accumulated deficit of $36,703,207 and a working capital deficit of $158,046. The Company also has certain lawsuits pending which could result in additional liabilities. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at September 30, 2007 and 2006.

NOTE C – COMMON STOCK

From January 1, 2007 to September 30, 2007, the Company issued 1,525,000 shares of common stock upon the exercising of stock options with an exercise price of $.10 and received gross proceeds of $152,500.

From January 1, 2007 to September 30, 2007, the Company issued 9,760,000 shares of common stock upon the exercising of warrants with an exercise price ranging from $.08 to $.13 and received gross proceeds of $820,865.

NOTE D - CONTINGENT LIABILITY

The Company's patent infringement litigation against Movielink LLC came to a substantive conclusion on September 8, 2006, when the U.S. Court of Appeals for the Federal Circuit affirmed certain rulings of the U.S. District Court for the District of Delaware granting Movielink summary judgment of non-infringement.  A further procedural determination was entered on September 26, 2007, taxing litigation costs against the Company in an amount of $107.  Movielink had sought costs of $20,525 but the Clerk's Taxation of Costs denied these requests except for the $107 granted.

On September 13, 2006, USA Video Technology Corp., a wholly-owned subsidiary of the Company, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by Time Warner, Inc. (NYSE: TWX), Charter Communications, Inc. (NasdaqNM: CHTR), Comcast Cable Communications LLC (NasdaqNM: CMCSA), Comcast of Richardson, LP, Comcast of Plano, LP, and Comcast of Dallas, LP, and seeking statutory compensation and a court injunction against further infringement. The defendant companies cited in the lawsuit operate digital cable systems in which they provide allegedly infringing video-on-demand services to their subscribers. The defendant companies subsequently filed lawsuits in the U.S. District Court for the District of Delaware, primarily seeking declaratory judgments that the first-filed allegations of patent infringement against them are without merit, and also seeking damages, etc., related to the filing of the lawsuits. The Delaware court on October 31, 2007, granted the Company's motion to dismiss Time Warner's action in that court, and the litigation is proceeding according to schedule in the Texas court.  A claims construction hearing was conducted by the court in Beaumont, Texas, on October 31, 2007, and rulings from the court on those issues are expected in the near future.  Dispositive motions may be filed by the parties, and pretrial civil discovery is scheduled to be completed, by January 28, 2008.  Trial is scheduled to begin on April 8, 2008.  Results in these proceedings -- whether favorable or adverse -- cannot be determined in advance, and consequently, a potential liability exists to the extent that the outcome of these proceedings is uncertain.

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

The Company leases its Canadian and United States office space under a non-cancelable operating lease, expiring in March 2009 and July 2008, respectively. The minimum rental commitment of this lease is approximately $37,200 annually.  Rent expense amounted to $33,937 and $34,265 for the nine months ended September 30, 2007 and 2006, respectively.

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

During the nine month period ended September 30, the Company granted 250,000 options to consultants of the Company to purchase 250,000 shares at a price of $0.16 to March 2009 and 3,735,000 options to directors, employees and consultants of the Company to purchase 3,735,000 shares at a price of $0.14 to July 2009. The Company charged operations for the fair value of these options, approximately $30,000 and $357,000, respectively, and these amount are included in selling, general and administrative expenses in the accompany statement of operations.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	- 0 -
Risk-free interest rate	4.98%-5.28%
Volatility	136%-154%
Expected life (years)	2

A summary of the status of the Company's options and changes for the nine months ended September 30, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	12,690,000	$0.10
Granted	3,985,000	$0.14-$0.155
Exercised	1,525,000	$0.10
Cancelled/expired	700,000	$0.10
Outstanding at end of period	14,450,000	$0.10-$0.155	1.09 years	$1,619,000
Options exercisable at end of period	14,540,000

As of September 30, 2007 all options are fully vested.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at September 30, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period and three-month periods ended September 30, 2007 and September 30, 2006 were $-0-.  We discontinued the sale of select services from our prototype StreamHQ™ after customers' satisfaction and proof of concept.  We no longer sell the individual functions of StreamHQ™.  We intend to continue to develop and expand our StreamHQ™ services business, while pursuing opportunities to sell replicated StreamHQ™ systems to corporations and organizations that prefer systems solutions to services.

Cost of Sales

For the nine-month period and three-month periods ended September 30, 2007 and September 30, 2006, the cost of sales were $-0-

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of product marketing expenses, consulting fees, office, professional fees, non-cash compensation and other expenses to execute the business plan and for our day-to-day operations increased in the nine months ending September 30, 2007.  We have decided to move forward with new products, which has increased our marketing costs.  Professional fees increased due to management’s decision to continue patent infringement litigation.  Administrative expenses have increase due to support of these efforts.

Selling, general and administrative expenses for the three months ended September 30, 2007 increased by $358,287 to $553,987 from $195,700 for the three months ended September 30, 2006.  The increase was due to non cash compensation and product marketing.  For the nine months ended September 30, 2007 the costs increased by $470,291 to $1,039,044 from $568,753 for the comparable period in 2006.  The increase was the result of expenses incurred related to non cash compensation, patent infringement litigation and product marketing and operations.

Product marketing expense for the three months ended September 30, 2007, increased to $60,605 from $31,005 for the comparable period in 2006.  The increase was due to direct marketing to selective possible customers for MediaSentinel™.  For the nine months ended September 30, 2007 these costs increased to $157,886 from $106,570 for the comparable period in 2006.  The increase was due to the addition of marketing consultants retained to prepare marketing materials for the latest release of MediaSentinel™ and contact potential customers in the first quarter of 2007.

Professional expense for the three months ended September 30, 2007, decreased to $38,711 from $68,533 for the comparable period of 2006.  The decrease was due to the patent infringement lawsuit court calendar.  For the nine months ended September 30, 2007 these costs increased to $141,166 from $113,939 for the comparable period in 2006.  We incurred increased costs in 2007 which were due to the patent infringement lawsuit.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses increased to $176,253 for the nine months ended September 30, 2007, from $121,762 for the comparable period in 2006.  The increase was the result of maintaining research and development efforts of MediaSentinel™.  The decrease for the quarter to $37,500 for the three months ended September 30, 2007 from $51,112 for the comparable period in 2006 was due to management decision to concentrate research and development efforts of MediaSentinel™ to one potential customer.

Non-Cash Compensation Charges

Non-cash compensation charges for the nine months ended September 30, 2007 was $386,598 compared to $35,400 for the comparable period in 2006.  The amount for the nine months ended September 30, 2007 was due to the issuance of stock options to directors, employees and consultants.  The amount for the nine months ended September 30, 2006 was due to the issuance of common shares and share purchase warrants to our officers, directors and employees at a price and exercise price, respectively, below the market price of the common shares at the time of issuance of the common shares and share purchase warrants.  Because the rules of the TSX Venture Exchange require that the offering price for privately placed securities of listed companies be set when the private placement offering is first announced, rather than upon closing, and the market price of the common shares increased between announcement of the offering and closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.

Other Income

During the nine months ended September 30, 2006 we recorded a gain on settlement of accounts payable due to the statute of limitation expiring on $61,852 of payroll taxes and we also sold property and equipment and recorded a gain on sale of $10,000.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for at least the remainder of 2007.  Our net loss for the nine months ended September 30, 2007 was $1,218,221, compared with a net loss of $620,454 for the nine months ended September 30, 2006  The increase in losses is directly related to the additional non-cash compensation, professional fees, and research and development and marketing.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had a cash position of $131,175, compared to $14,364 at December 31, 2006.  We anticipate capital requirements of $500,000 for the continued development of our MediaSentinel™ products, $500,000 for commercialization of our MediaSentinel™ products and $500,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through fiscal 2008.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.25 million to $1.75 million to finance operations through fiscal 2008 and we intend to seek such financing through sales of our equity securities.

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

To date, we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses. For the nine months ended September 30, 2007, we had a net loss of $1,218,221.  As of September 30, 2007, we had an accumulated deficit of $36,703,207 and a working capital deficit of $158,046.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so.  If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.

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

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING IN THE NEXT FEW MONTHS WE MAY NOT BE ABLE TO MAINTAIN OPERATIONS AT CURRENT LEVELS.

We require substantial additional financing to maintain operations at current levels for fiscal 2008. Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISLCOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matter and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, CAUSING US TO INCUR SIGNIFICANT COSTS OR PREVENT US FROM LICENSING OUR PRODUCTS.

Other companies, including our competitors, may have or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or license our products.  We cannot be certain that our products do not and will not infringe patents or other proprietary rights of others.  We may be subject to legal proceedings, including claims of alleged infringement by us of the intellectual property rights of third parties.  If a successful claim of infringement is brought against us and we fail to or are unable to license the infringed technology on commercially reasonable terms, our business and operating results could be significantly harmed.  Companies in the technology market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights.  Although we are currently subject to litigation, any future claims, whether or not valid, could result in substantial costs and diversion of resources with no assurance of success.  Intellectual property litigation or claims could force us to do one or more of the following:

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

Item 4.

Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007, the date of this quarterly report, our undersigned officers have concluded that such disclosure controls and procedures are adequate.  There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by our undersigned officers of the design and operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

The Company's patent infringement litigation against Movielink LLC came to a substantive conclusion on September 8, 2006, when the U.S. Court of Appeals for the Federal Circuit affirmed certain rulings of the U.S. District Court for the District of Delaware granting Movielink summary judgment of noninfringement.  A further procedural determination was entered on September 26, 2007, taxing litigation costs against the Company in an amount of $107.  Movielink had sought costs of $20,525 but the Clerk's Taxation of Costs denied these requests except for the $107 granted.

On September 13, 2006, USA Video Technology Corp., a wholly-owned subsidiary of the Company, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by Time Warner, Inc. (NYSE: TWX), Charter Communications, Inc. (NasdaqNM: CHTR), Comcast Cable Communications LLC (NasdaqNM: CMCSA), Comcast of Richardson, LP, Comcast of Plano, LP, and Comcast of Dallas, LP, and seeking statutory compensation and a court injunction against further infringement. The defendant companies cited in the lawsuit operate digital cable systems in which they provide allegedly infringing video-on-demand services to their subscribers. The defendant companies subsequently filed lawsuits in the U.S. District Court for the District of Delaware, primarily seeking declaratory judgments that the first-filed allegations of patent infringement against them are without merit, and also seeking damages, etc., related to the filing of the lawsuits. The Delaware court on October 31, 2007, granted the Company's motion to dismiss Time Warner's action in that court, and the litigation is proceeding according to schedule in the Texas court.  A claims construction hearing was conducted by the court in Beaumont, Texas, on October 31, 2007, and rulings from the court on those issues are expected in the near future.  Dispositive motions may be filed by the parties, and pretrial civil discovery is scheduled to be completed, by January 28, 2008.  Trial is scheduled to begin on April 8, 2008.  Results in these proceedings -- whether favorable or adverse -- cannot be determined in advance, and consequently, a potential liability exists to the extent that the outcome of these proceedings is uncertain.

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

The Company leases its Canadian and United States office space under a non-cancelable operating lease, expiring in March 2009 and July 2008, respectively. The minimum rental commitment of this lease is approximately $37,200 annually.  Rent expense amounted to $33,937 and $34,265 for the nine months ended September 30, 2007 and 2006, respectively.

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

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  November 13th, 2007

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer