Form 10-K
period 2007-12-31
USA VIDEO INTERACTIVE CORP
filed 2008-03-31
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Common Shares

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [    ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [    ]  No   [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No   [    ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in  Rule 12b-2 of the Exchange Act.

Large Accelerated filer

[    ]

Accelerated Filer

[    ]

Non-accelerated filer

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [    ]   No   [ X ].

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   $21,400,434

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  170,455,596

Documents Incorporated by Reference: NONE

TABLE OF CONTENTS

Part 1

Item 1

Business

3

Item 1A

Risk Factors

3

Item 1B

Unresolved Staff Comments

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

Item 9B

Other Information

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

32

PART IV

Item 15

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

32

PART I

Item 1. Business.

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

Introduction

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

Although we have generated zero sales for the 2007 year, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

Our products and services are based on our proprietary rich media delivery infrastructure and software and our Store and Forward Video-on-Demand ("VOD") patent.  These technologies, together with video compression technology, facilitate the delivery of video to an end user in a timely and interactive fashion.

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

Corporate Background

The Company was incorporated on April 18, 1986, as “First Commercial Financial Group Inc.” in the Province of Alberta, Canada.  In 1989, our name was changed to “Micron Metals Canada Corp.”, which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business.  In 1995, we changed our name to “USA Video Interactive Corp.” and continued our corporate existence to the State of Wyoming.  We have five wholly-owned subsidiaries: USA Video (California) Corp., USA Video Corporation, Old Lyme Productions Inc., USA Video Technology Corporation and USVO Inc.  USA Video's executive and corporate offices are located in Niantic, Connecticut, and our Canadian offices are located in Vancouver, British Columbia.

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

Strategic Plan

We believe that the expected substantial increases in bandwidth capacity, accompanying decreases in bandwidth cost, increases in consumer computer and video appliance storage capacity, and the proliferation of fast video file transfer techniques will result in an industry focus on downloading as an alternative to streaming as a content delivery mechanism.  To position ourselves to take advantage of this anticipated shift, we have focused our immediate plans on aggressively protecting our technology ownership rights, including pursuing licensing arrangements and other forms of enforcement and pursuing marketing of our patent-pending digital watermarking technology.

We continue to research and develop our patent-pending digital watermarking technology while pursuing marketing of our new releases of MediaSentinel™ and other related products.

We discontinued the sale of select services from our prototype StreamHQTM after customers' satisfaction and proof of concept.  We no longer sell our individual functions of StreamHQTM.  We intend to continue to develop and expand our StreamHQ™ services business, while pursuing opportunities to sell replicated StreamHQ™ systems to corporations and organizations that prefer systems solutions to services solutions.  To this end, our future plans include:

•

Continuing StreamHQ™ functionality development, particularly the automation of processes and client account management, which allows more efficient delivery of services and expansion of the services client base;

•

Scaling the StreamHQ™ infrastructure in modular fashion as necessary to support an increasing number and size of Zmail™ and mediaClixTM campaigns;

•

Eventually establishing multiple marketing and distribution channels, particularly in the form of alliances with third parties, including some of the our product and service suppliers; and

•

Ultimately expanding and enabling the sales and marketing team, to support increased direct marketing to various markets, including advertising, corporate communications, customer service, entertainment, and education.

Proprietary Technologies

Our proprietary technologies include our (1) VOD patent, and (2) Digital watermarking piracy deterrence technology; and (3) StreamHQ™ infrastructure, software, and service delivery processes.

•

Our VOD Patent (US #5,130,792) (the "Patent") as well as patents we have obtained in other countries explicitly covers the rich media delivery model that is becoming more widely accepted as a means of delivering content for education, training, and entertainment; that is, faster-than-real-time download to computer and set-top box hard drives for subsequent content viewing without quality limitations resulting from insufficient or variable bandwidth.  The impact of this Patent becomes more significant as content owners and those that facilitate content delivery adopt this model.

•

The objective of our patent-pending Digital Watermarking technology is to deter digital video piracy once a user has been authorized to view a video.  This is one of the major concerns preventing content owners from committing more of their content to the digital medium.  Digital watermarking helps trace content to incidents of piracy, thus deterring piracy.

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

Products and Services

Our principal products and services are our proprietary rich media delivery infrastructure and software and the VOD Patent.  These technologies, together with video compression technology, facilitate the delivery of video to end users in a timely and interactive fashion.

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

We propose to grant licenses to use our patented VOD technology on terms comparable to the “reasonable royalty” provided for by U.S. patent laws.  Upon successfully licensing our patent, we could earn per-use royalties, meaning that each time a licensed event occurs (e.g. each time a consumer receives a VOD transmission) a specified royalty will be paid to us.  Upon suitable negotiated terms, we may also consider bulk-fee licensing agreements, either apart from or in addition to per-use royalties.

When our patent-pending digital watermarking technology matures into an enforceable patent, we intend to pursue a similar strategy that we will use for our VOD technology with regard to the rights related to the digital watermarking technology.

Our future plans include the marketing and selling of our StreamHQ™ systems, whereby a customer would purchase an entire system, comprised of hardware assembled by us and software developed and installed by us.  After sale and delivery of the system to a customer, our service to the customer would then include updates of software and service and maintenance of hardware, as necessary, for additional compensation.  The services of Zmail™ and mediaClix™ are available to a customer only through the purchase of a StreamHQ™ system.

As a cost cutting measure, we have terminated the operation of our StreamHQTM infrastructure, which provided individual functionality of StreamHQTM for small customers, as this service was no longer cost effective or deemed necessary at this time.

Status of Products and Services

With regard to our international VOD patent rights, we have been closely monitoring advances in this wide-ranging industry over recent years and have commenced taking the necessary steps to translate this progress into a sustainable stream of royalty revenue.  What we originally demonstrated to be technologically feasible in the early 1990s has now become commercially feasible as well, with the continually increasing availability of consumer broadband access and steadily improving data compression technologies.

In view of these developments, we are taking aggressive steps to advance our patent-protected intellectual property rights, which include our patent-pending digital watermarking technology.  These steps include active licensing initiatives and, potentially, litigation when necessary, as a final resort if companies infringing on our patent rights refuse to negotiate in good faith.  We have retained leading national legal counsel to advance these patent enforcement initiatives.

Although we are currently focused on protecting our technology ownership rights, including licensing arrangements and other forms of enforcement, we will continue to offer our other products and services, which are all functional and available.

We have recognized a rising need for anti piracy applications, which we developed under the brand “MediaSential™”.  MediaSential™ utilizes SmartMarks™ which are digitally encoded forensic data invisibly embedded into a video stream.  Currently, research and development is focused on our MediaSential™ products.  The current release of MediaSential™ is designed for the motion picture industry.

Customers and Markets

The principal market for our services is the business-to-business sector, rather than the individual consumer sector.  Our patent rights potentially have broad application to the VOD marketplace.  We anticipate that we will conduct licensing negotiations with:

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

The market for digital watermarking will to some extent overlap the market for VOD, but the two are not identical.  For example, digital watermarking technology may be required by copyright-owning content providers who have concerns about the potential for digital piracy of their material; whereas hardware manufacturers may be less concerned about such issues.  Nevertheless, protocols may develop which will require participants in the video industry to embrace some form of digital watermarking.  We will follow those developments closely, and, if necessary, take steps to promote and protect our digital watermarking technology.

Additionally, companies within the business-to-business sector, rather than the individual consumer, generally possess the greater financial wherewithal and purpose for purchasing StreamHQ™ systems.  Our focus is on companies that can benefit from an engaging rich media and web presentation directed at a target audience.  Our customers for these services have included film companies, event promoters, ministries, travel companies, sports entertainment centers and political candidates.

Our customers for StreamHQ™ systems may also be businesses or organizations that are dissatisfied with response rates from traditional email campaigns, or who have in the past been unable to track the response rate to such traditional email campaigns.  Additionally, any business that wishes to increase brand or product awareness in a more cost effective manner than television advertising would be an appropriate candidate for the StreamHQ™ services.

Sources and Availability of Raw Materials

We assemble our hardware systems from components manufactured by others.  We specify, procure, assemble, test and deploy the various system components according to a precisely developed set of procedures.  We consult on an as-needed basis, with companies that supply the major materials needed to build our systems.  Systems are programmed and configured to meet a wide variety of individual customer requirements.

We procure the materials and hardware to assemble systems and their components from various companies, as needed, and in sufficient quantities to preclude any danger of significant sourcing problems in the immediate future.  There are no seasonal limitations on our operations.

Competitive Conditions

The streaming media market is new, rapidly evolving and extremely competitive and we expect that competition will intensify in the future.  We compete with other companies that provide all or certain aspects of our services, including other streaming media providers, content encoders, video production companies, Internet data management companies, and others, and expect that additional competition in the future will be provided by those types of providers.  Our current market share is insignificant.

Other companies may also claim to own intellectual property rights relating to the VOD technology space.  For example, we are aware of another company which claims to own what could potentially be considered competing VOD patent rights.  In this case, however, the U.S. Patent and Trademark Office issued the competitor's first such patent after our key VOD Patent was issued.  Management believes that our VOD technology is superior in that our VOD technology has chronological priority over certain patents rights that have been procured by such company; that is, we own patent rights that are “prior art” to the other company’s under U.S. patent law.

Phillips, Sarnoff, Verance, KDDI, NextAmp, and other companies large and small are active in the field of digital watermark technologies.  The video streaming market is currently dominated by a small number of larger companies, including Real Networks, Microsoft, Yahoo and several others, some of which offer source-to-destination streaming media solutions.  Most of our current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than us.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

We are, and will continue to be dependent on vendors and other providers to supply the hardware, software and co-location resources that comprise our products and services.  Further, we currently compete with, and expect to compete with in the future, providers of some of our technology or system components.  Competition is expected in all areas of business, including pricing, service, product performance, and our ability to keep up with rapidly improving technology, changing market conditions, evolving industry standards and changing customer demands.

Research and Development

Prior to 1999, we conducted seven years of research and development of our proprietary VOD technology. In 1999, our focus shifted to marketing and sales of our products and services, with research and development directed primarily at supporting sales and development of Wavelet compression technology.  In 2000, we devoted substantial resources to development of our StreamHQ™ services and began development of our proprietary still and motion Wavelet technology, which has been completed as mathematical processes.  In 2001, we redirected the Wavelet development effort toward the invention of a content protection technology that is grounded in similar science as Wavelet compression.  The result is our patent pending digital watermark technology for piracy deterrence.  During 2002, as a result of cost cutting measures necessitated by the state of the market, we cut back on our marketing, sales and technical staff.  In 2004, we resumed development of our patent pending digital watermark technology.

In fiscal 2005 our research and development expenditures were approximately $169,000.  During fiscal 2007 and 2006, our research and development expenditures were $197,000 and $136,000, respectively.

Intellectual Property

Our success is dependent, in part, upon our proprietary technology.  We generally rely upon patents, trademarks, and trade secret laws to establish and maintain our proprietary rights in our technology products and services.

We applied for a U.S. patent for our VOD technology on February 1, 1990.  Corresponding overseas applications were filed in several countries in 1992.  We were granted the US Patent #5,130,792 in July 1992.  In June 2000, the U.S. Patent Office reinstated the patent, which had expired because of an administrative oversight that led to late payment of fees due in 1995.

In 1999, we were granted patents on our VOD technology in five European countries: England, France, Germany, Italy and Spain.  In 2001 and 2002, we were granted patents in Canada and Japan, respectively, on our VOD technology.  The technological characteristics of the European Patents are based on the U.S. Patent, covering systems for transmitting video programs to remote locations over a switched telephone network, and are similar in scope to the U.S. Patent claims.

On June 19, 2001, United States Patent Application No. 09/884,787, “Method and Apparatus for Digitally Fingerprinting Videos”, was officially filed with the U.S. Patent and Trademark Office.  This patent is for “MediaSentinel™”.

Employees

As of March 26th, 2008, we employed five people, including our two senior executive officers, one technology and two administrative employees. We consider the relationships with our employees to be good.

Competition for technical personnel in the industry that we compete in is intense.  Our future success will depend, in part, on our continued ability to contract or hire, assimilate, and retain qualified personnel. To date, we believe we have been successful in recruiting qualified contractors or employees, but there is no assurance that we will continue to do so in the future.

Item 1A. Risk Factors

Our business and operations are subject to a number of risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition or results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could suffer.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

We have a very limited operating history and have made very limited sales of our products and services and we were in the development stage through December 31, 1999. Our business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as streaming media.  Some of these risks relate to our ability to:

•

maintain or develop relationships with suppliers and marketing partners;

•

establish a  customer base;

•

continue to develop and upgrade our technology, products and services;

•

provide superior customer service;

•

respond to competitive developments; and

•

retain and motivate qualified personnel.

WE HAVE INCURRED SUBSTANTIAL LOSSES; WE EXPECT TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date,

we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses.  For the year ended December 31, 2007, we had a net loss of $1,784,193.  As of December 31, 2007, we had an accumulated deficit of $37,269,179 and a working capital deficit of $232,307.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so. If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.  Because of factors discussed in this paragraph, our auditors, in their report on our financial statements, have expressed substantial doubt concerning our ability to continue as a going concern.

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO REMAIN IN BUSINESS.

We require substantial working capital to fund our business.  We have had significant operating losses and negative cash flow from operations since inception of our current business and expect to continue to do so for the foreseeable future.  Our capital requirements will depend on several factors, including the rate of market acceptance of our products and services, the ability to establish and expand a client base and the growth and effectiveness of our sales and marketing efforts.  We estimate we will require approximately $1.25 Million to $1.75 Million in financing to meet our working capital needs over the remainder of 2008 and substantial additional financing thereafter.  Further, if capital requirements vary materially from those currently planned, we may require additional financing.  We have no arrangements or commitments for any financing.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

OUR OPERATING RESULTS IN FUTURE PERIODS ARE EXPECTED TO BE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH WOULD LIKELY AFFECT THE TRADING PRICE OF OUR COMMON SHARES.

Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Some of these factors include:

•

our ability to attract and retain customers;

•

the introduction of new video transmission services or products by others;

•

price competition;

•

the continued development of and changes in the streaming media market;

•

our ability to remain competitive in our product and service offerings;

•

our ability to attract new personnel; and

•

U.S. and foreign regulations relating to the Internet.

As a result of the factors listed above, and others, period-to-period comparisons of our operating results may not be meaningful in predicting our future performance.  It is possible that our operating results will not meet market expectations in some future quarter or quarters, which would likely result in a significant decline in our stock price.

THE DIGITAL WATERMARKING BUSINESS IS HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE SUCCESSFULLY WOULD LIMIT OUR ABILITY TO RETAIN AND INCREASE OUR MARKET SHARE.

The digital watermarking market is new, rapidly evolving and extremely competitive.  We expect competition to intensify in the future.  We compete with companies that provide all or certain aspects of our services, including other streaming media providers, content encoders, video production companies, Internet data management companies, and others, and expect that additional competition in the future will be provided by those types of providers and others.  Our current market share is insignificant.

The digital watermarking market is currently dominated by a small number of larger companies, including Phillips, Sarnoff, Verance, KDDI, NextAmp, and other companies large and small, some of which offer digital watermarking products.  Most of our current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than us.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

We may not be able to compete successfully against current and future competitors, and any inability to do so could decrease our revenues, contribute to our not achieving profitability and adversely affect our ability to establish, maintain and increase our market share.

THE MARKET FOR OUR PRODUCTS AND SERVICES IS RELATIVELY NEW AND IS EVOLVING, AND OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ADAPT TO CHANGING MARKET CONDITIONS.

Our future financial performance will depend in large part on the growth in demand for our digital watermarking services and products.  This market is new and emerging, is rapidly evolving, is characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology.  As is typical in new and evolving markets, demand and market acceptance for our products and services is subject to a high level of uncertainty.  Because the market for our products is evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market.  There can be no assurance that a significant market for our products will develop, or that it will develop at an acceptable rate or that new competitors will not enter the market.  In addition, even if a significant market develops for such products, there can be no assurance that our products will be successful in such a market.  If a significant market fails to develop, develops more slowly than expected or attracts new competitors, or if our products do not achieve market acceptance, our business prospects, financial condition and results of operations will be materially adversely affected.

WE ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, WHICH COULD RENDER OUR PRODUCTS AND SERVICES OBSOLETE.

Our future success will depend in part on our ability to offer products and services that incorporate leading technology and address the increasingly sophisticated and varied needs of our current and prospective customers.  Our market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Future advances in technology may not be beneficial to or compatible with our business.  In addition, we may not be able to incorporate technological advances into our products and services in a cost-effective and timely basis.  Keeping pace with the technological advances may require substantial expenditures and lead time, particularly with respect to acquiring updated hardware and infrastructure components of our systems.  We may require additional financing to fund such acquisitions.  Any such financing may not be available on commercially reasonably terms, if at all, when needed.

WE ARE DEPENDENT UPON VENDORS AND OTHER THIRD PARTY SERVICE PROVIDERS, AND WILL BE COMPETING WITH SOME OF THESE COMPANIES.

We are, and will continue to be dependent on vendors and other providers to supply the hardware, software and co-location resources that comprise our products and services.  We have no long-term or exclusive contracts or arrangements with any of these vendors or providers.  We cannot be certain that our current and proposed vendors and service providers will continue to do business with us or that we will be able to establish relationships with new vendors and service providers, if necessary.  If we are unable to establish and maintain satisfactory relationships and arrangements with these third parties, our business could be harmed.  In addition, we will be dependent upon our third party vendors and other suppliers to adequately test their products before release, and to provide support for the products after delivery.  The failure of any of these third party providers to do so could have a material adverse effect on our business.

Further, we currently compete with, and expect to compete with in the future, providers of some of our technology or system components.  Our inability to, at the same time, effectively cooperate and compete with these companies could harm our business.

IF WE DO NOT CONTINUOUSLY IMPROVE OUR TECHNOLOGY IN A TIMELY MANNER, OUR PRODUCTS COULD BE RENDERED OBSOLETE.

The markets for our products and services are characterized by:

•

rapidly changing technology;

•

evolving industry standards;

•

frequent new product and service introductions; and

•

changing customer demands.

These changes and developments may render our products and technologies obsolete in the future.  As a result, our success depends on our ability to adapt to these changes, particularly to develop or adapt products and services or to acquire new products and services that can compete successfully.  There can be no assurance that we will be successful in these efforts.

OUR SERVICES ARE COMPLEX AND WE MAY NOT BE ABLE TO PREVENT DEFECTS THAT COULD DECREASE THEIR MARKET ACCEPTANCE, RESULT IN PRODUCT LIABILITY OR HARM OUR REPUTATION.

Our digital water marketing and streaming media products and services are complex, and the steps we take to ensure that they are free of errors or defects, particularly when first introduced or when new versions or enhancements are released, may not be successful.  We cannot guarantee that current versions or enhanced versions or our products will be free of significant software defects or bugs. Despite our testing, and testing by our third-party vendors and providers, current or future products may contain serious defects.  Serious defects or errors could result in lost revenue or a delay in market acceptance of our products and could seriously harm our business and operating results.  Errors in our products may be caused by defects in third-party hardware or software incorporated into our products.  If so, we may be unable to fix these defects without the co-operation of these third-party providers.  Because these defects may not be as significant to these providers as they are to us, we may not receive the rapid co-operation that we may require.  Errors, defects or other performance problems with our products could also harm our customers' businesses or result in potential product liability claims.  Even if unsuccessful, a product liability claim brought against us would likely be time-consuming, costly and harmful to our reputation.  Nor can there be any assurance that our product liability insurance coverage will be sufficient to satisfy any successful claim.

ANY LOSS OF OUR PERSONNEL OR INABILITY TO ADD NEW PERSONNEL COULD HARM OUR BUSINESS.

Our future success depends significantly on the continued services and performance of our senior management.  Our performance also depends on our ability to retain and motivate our other key personnel.  The loss of the services of any member of our senior management team or other key employees could cause significant disruption in our business.  We have no long-term employment agreements with senior management and do not currently maintain any "key person" life insurance. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, sales and marketing and customer service personnel.  Competition for such personnel is intense, and we may not successfully attract, assimilate or retain sufficiently qualified personnel.  The failure to retain and attract the necessary personnel could impede our future success.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HAVE A NEGATIVE MARKET REACTION.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and may require our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The initial deadline for us to become compliant with Section 404 was October 31, 2005. As of such date, we were compliant and have implemented an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. Accordingly, we continue to incur expenses and will devote management resources to Section 404 compliance as necessary. Further, effective internal controls and procedures are necessary for us to provide reliable financial reports. If our internal controls and procedures are ineffective, we may not be able to provide reliable financial reports, our business and operating results could be harmed and current and potential stockholders may not have confidence in our financial reporting.

WE DO NOT CURRENTLY HAVE ANY PAYING CUSTOMERS.

Our sales were $Nil in 2007 and 2006 and we do not currently have any paying customers.  One customer accounted for 100% of our revenue for the year ended December 31, 2005.  We expect a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.  Our inability to increase the number of our customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY.

We seek to protect our proprietary rights through a combination of patents, trade secrets and trademark laws, confidentiality procedures and contractual provisions with employees and third parties.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we consider as proprietary.  Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others.  Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm our business and operating results.

THERE IS NO ASSURANCE THAT OUR PATENTS WON’T BE CHALLENGED, INVALIDATED OR CIRCUMVENTED

There can be no assurance that our current or future patents, if any, will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to us.  In addition, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect our technology.  In addition, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States.  We intend to enforce our proprietary rights through the use of licensing agreements and, when necessary, litigation.  Although we believe the protection afforded by our patents, patent applications, and trademarks have value, the rapidly changing technology in the video transmission industry makes our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on patent and trademark protection.

OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, CAUSING US TO INCUR SIGNIFICANT COSTS OR PREVENT US FROM LICENSING OUR PRODUCTS.

Other companies, including our competitors, may have or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or license our products.  We cannot be certain that our products do not and will not infringe patents or other proprietary rights of others.  We may be subject to legal proceedings, including claims of alleged infringement by others of the intellectual property rights of third parties.  If a successful claim of infringement is brought against us and we fail to or are unable to license the infringed technology on commercially reasonable terms, our business and operating results could be significantly harmed.  Companies in the technology market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights.  Although we are not currently subject to any litigation or claims, any future claims, whether or not valid, could result in substantial costs and diversion of resources with no assurance of success.  Intellectual property litigation or claims could force us to do one or more of the following:

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

OUR SUCCESS DEPENDS ON THE CONTINUED GROWTH IN DEMAND FOR E-BUSINESS APPLICATIONS.

Our primary business strategy involves the development of products and services that enable users to transmit video over the Internet.  As a result, our future sales and any future profits will be substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of business by consumers and businesses.  To be successful, consumers and businesses that historically have used traditional means of commerce to transact business must continue to accept and utilize the Internet as a medium for conducting business and exchanging information.  Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support and privacy concerns.  In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation could cause the Internet to lose its viability as a commercial medium.  If the demand for e-business applications does not grow or grows more slowly than expected, demand for our products and services would be reduced and our revenue would suffer.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS AND RISKS TO DOING BUSINESS ON THE INTERNET.

We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to electronic commerce.  However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as: user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services.

Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.  The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.

The applicability to the Internet of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters, obscenity and personal privacy is uncertain.  The vast majority of such laws were adopted prior to the advent of the Internet and related technologies.  As a result, they do not contemplate or address the unique issues of the Internet and related technologies.  Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the Internet marketplace.  Such uncertainty could reduce demand for our products and services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

OUR SHARE PRICE HAS BEEN AND COULD BE HIGHLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

The trading price of our common shares has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors including: variations in quarterly operating results; new products or services offered by us or our competitors; conditions or trends in the Internet and online commerce industries; changes in the economic performance and/or market valuations of other Internet and online service companies; and other events or factors, many of which are beyond our control.  In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations, including large price drops in 2003, 2002 and 2001, that have often been unrelated or disproportionate to the operating performance of such companies.  These broad market and industry factors may materially adversely affect the market price of our common shares, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies.  Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS COULD PREVENT OR DELAY A CHANGE IN CONTROL OF THE COMPANY.

Our Articles of Continuance and bylaws contain anti-takeover provisions that could discourage, delay or even prevent an acquisition of our company at a premium price or at all.  Any of these provisions might prevent the market price of our common shares from increasing in response to takeover attempts, and could prevent our shareholders from realizing a premium over the then-prevailing market price for the common shares.

WE INTEND TO ISSUE ADDITIONAL EQUITY SECURITIES, WHICH MAY DILUTE THE INTERESTS OF CURRENT SHAREHOLDERS OR CARRY RIGHTS OR PREFERENCES SENIOR TO THE COMMON SHARES.

We intend to issue additional equity securities in order to raise working capital.  Accordingly, existing shareholders may experience additional dilution of their percentage ownership interest in our company.  In addition, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common shares.

LIMITED LIABILITY OF EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

Our bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors.  These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders.  In addition, a shareholder's investment in USA Video may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by USA Video pursuant to the indemnification provisions of the bylaws.

REQUIREMENTS OF THE SEC WITH REGARD TO LOW-PRICED "PENNY STOCKS" MAY ADVERSELY AFFECT THE ABILITY OF SHAREHOLDERS TO SELL THEIR SHARES IN THE SECONDARY MARKET.

"Penny stocks" are low-priced, and usually highly speculative, stock selling at less than $5.00 per share.  Our securities are subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale.  The rule also requires the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commissions payable for the transaction, current quotations for the stock, and, if applicable, the fact that it is the sole market maker in the stock.  Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of shareholders to sell their shares in the secondary market.

WE DO NOT ANTICIPATE PAYING DIVIDENDS TO SHAREHOLDERS IN THE FORESEEABLE FUTURE.

We have not paid dividends on our common shares and we intend, for the foreseeable future, to invest any earnings in the further development of our business. Accordingly, shareholders should not expect to receive any dividends on their shares.

Our failure to manage or adequately address any one or more of these rights could result in our business suffering a material adverse effect.

Item 1B.  Unresolved Staff Comments .

Not applicable.

Item 2.  Properties.

Our headquarters and executive offices are located in Niantic, Connecticut consisting of 1,100 square feet with a two year lease that expires July of 2008.  The annual base rent is $13,200.

We  also lease 800 square feet of office space located in Vancouver, British Columbia, with a five year lease that expires March 2009.  The annual base rent is $20,000.

Item 3.  Legal Proceedings.

Our patent infringement litigation against Movielink LLC came to a substantive conclusion on September 8, 2006, when the U.S. Court of Appeals for the Federal Circuit affirmed certain rulings of the U.S. District Court for the District of Delaware granting Movielink summary judgment of noninfringement.  A further procedural determination was entered on September 26, 2007, taxing litigation costs against us.

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that our U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc. (NYSE: TWX), Charter Communications, Inc. (NasdaqNM: CHTR), and Comcast Cable Communications LLC (NasdaqNM: CMCSA), and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to our interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees.  Our subsidiary filed notice of appeal from the district court's adverse decisions, but there is substantial uncertainty regarding our ability to prosecute an appeal and the likelihood of success on appeal.

We are party to a default judgment entered against one of our subsidiaries.  During the year ended December 31, 1995, a claim was made to us for the total amount payable under the terms of the lease with our subsidiaries for office space in Dallas Texas through 2002.  Our management is of the opinion that the amount payable under the terms of this judgment is not estimable or determinable at this time and may be substantially mitigated by the landlord renting the property to another party.  The range of possible loss is from $-0- to approximately $500,000.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

There is a limited public market for our common shares.  Our common shares trade on the TSX Venture Exchange (the “TSX”) under the trading symbol "US", and on the NASD OTC Bulletin Board under the symbol "USVO".

The following table shows the high and low sales prices (in Canadian dollars) of our common shares as reported by the TSX for the periods indicated.

	TSX (Symbol “US”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2006	0.14	0.075
Second Quarter 2006	0.14	0.075
Third Quarter 2006	0.09	0.06
Fourth Quarter 2006	0.175	0.06
First Quarter 2007	0.32	0.155
Second Quarter 2007	0.225	0.17
Third Quarter 2007	0.23	0.16
Fourth Quarter 2007	0.185	0.11

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “USVO”)
Period	High (US $)	Low (US $)
First Quarter 2006	0.115	.06
Second Quarter 2006	0.112	0.07
Third Quarter 2006	0.08	0.055
Fourth Quarter 2006	0.149	0.055
First Quarter 2007	0.262	.135
Second Quarter 2007	0.215	0.165
Third Quarter 2007	0.215	0.14
Fourth Quarter 2007	0.18	0.112

As of March 26th 2008, there were 170,455,596 common shares outstanding, held by 1,585 shareholders of record.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

All sales of securities made by us during the year ended December 31, 2007 that were not registered under the Securities Act have been disclosed in our report on Form 10-Q for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007 or in this Form 10-K.  The sales did not involve the use of an underwriter and no commissions were paid in connection with the sale of any of these securities.

Item 6.  Selected Financial Data.

The following table presents selected historical financial data.  The consolidated statement of operations data for the years ended December 31, 2005, 2006 and 2007, and the balance sheet data as of December 31, 2006 and 2007 are derived from our consolidated financial statements included elsewhere in this report, which have been audited by GLO CPAs, LLP, independent auditors for fiscal 2007 and by Goldstein Golub Kessler LLP for fiscal 2006 and 2005.  The selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	December 31
Item	2007 $	2006 $	2005 $	2004 $	2003 $
Revenue	--	--	18,800	4,700	3,920
Net loss	(1,784,193)	(1,249,045)	(958,250)	(1,403,838)	(697,412)
Loss per share	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Total assets	73,905	55,478	89,599	89,501	112,538
Long-term obligations	--	--	--	--	--
Cash dividends per share	--	--	--	--	--

Item 7.  Management's Discussion and Analysis of Financial Conditions and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with ‘‘Selected Consolidated Financial Data’’ and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Risk Factors’’ and elsewhere in this annual report on Form 10-K.

Overview

We were a development-stage company from January 1, 1992 to December 31, 1999, during which time we engaged primarily in the development of our end-to-end hardware systems and proprietary Video-on-Demand and Wavelet compression technologies, and had very limited sales. In 2000, we made the first of our end-to-end systems, and invested heavily in further development of our StreamHQ™ streaming media system.  Due to current market conditions, management has implemented consolidation procedures to reduce the expense of operations.  We have transitioned our wavelet compression technology into a digital watermark technology.

As more fully discussed below we have not been profitable, and did not have any revenues.  We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the remainder of fiscal 2008 and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

We have identified the policies below as critical to our business operations and to the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout management’s discussion and analysis of financial condition and results of operations where such policies affect our reported and expected financial results:

—

Revenue recognition;

—

Impairment or disposal of long-lived assets;

—

Deferred taxes;

—

Accounting for stock-based compensation; and

—

Commitments and contingencies.

REVENUE RECOGNITION.  Revenue is recognized for digital water marking based on a contracted usage schedule on a monthly billing cycle.  Software revenue and other services are recognized in accordance with the terms of the specific agreement, which is generally upon delivery and when accepted by customer.  Maintenance, support and service revenue are recognized ratably over the term of the related agreement.  In order to recognize revenue, we must not have any continuing obligations and it must also be probable that we will collect the accounts receivable.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.  Long-lived assets are reviewed in accordance with Statement of Financial Accounting Standard (“SFAS ”) 144.  Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs.

DEFERRED TAXES.  We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized.

ACCOUNTING FOR STOCK-BASED COMPENSATION.     In December 2004, the Financial Accounting Standards Board ‘‘FASB’’ issued SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS 123(R)’’). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. We use the modified prospective transition method, which requires that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.

COMMITMENTS AND CONTINGENCIES.     We account for commitments and contingencies in accordance with financial accounting standards board Statement No. 5, Accounting for Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Results of Operations

Revenues

Revenues for the year ended December 31, 2007 ("fiscal 2007") and December 31, 2006 ("fiscal 2006”) were $-0-and revenues of $18,000 for the year ended December 31, 2005 ("fiscal 2005"). All revenue for fiscal 2005 was derived from the provision of engineering services.  We had one customer, which accounted for 100% of the revenue in fiscal 2005.

Expenses

Total operating expenses for fiscal 2007 were $1,812,218, compared with $1,321,659 for fiscal 2006 and $1,201,534 for fiscal 2005.  For fiscal 2007 and 2006, cost of sales were $-0-, as compared with $5,000 for fiscal 2005.

Additional expenses included amortization of $3,323 for fiscal 2007, fiscal 2006 and fiscal 2005 for the amortization of the patents.  Non-cash compensation charges for fiscal 2007 were $741,918, for fiscal 2006 were $477,788 and for fiscal 2005 were $216,560, due mostly to issuance of common shares and share purchase warrants to our officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance and the issuance of stock options to contractors due to our adoption of FASB 123R effective as of January 1, 2006.  Because the rules of the TSX allow that the offering price for privately placed securities of listed companies may be set at the market price when the offering is first announced, rather than upon closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.  In 2006 fair value of employee stock options for employees are included in non-cash compensation which is included in selling, general, and administrative expenses in the statement of operations.

Other increases in expenses included utilities and telephone, travel and promotion, insurance and rent due to decision to continue development and marketing of MediaSentinel™.

During the period ended December 31, 2007, we wrote off accounts payable obligations of approximately $28,000 and recorded a gain of $28,000. During the period ended December 31, 2006, we settled accounts payable obligations of approximately $64,000 for $2,000, and recorded a gain of $62,000. During the period ended December 31, 2005, we settled accounts payable obligations of approximately $288,000 for $45,000, and recorded a gain of $243,000.

Fiscal 2007 versus fiscal 2006

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses increased to $197,452 for fiscal 2007, from $135,897 for the comparable period in fiscal 2006.

Selling, general and administrative expenses were $1,611,443 for fiscal 2007, as compared to $1,182,439 for fiscal 2006. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations.  The primary components of the increases/decreases from fiscal 2007 to fiscal 2006 were:

•

a $59,983 increase in fiscal 2007 in marketing expenses was due to direct marketing to selective possible customers for MediaSentinel™.;

•

a $38,203 increase in professional fees in fiscal 2007 was due to the patent infringement lawsuit; and

•

a $18,615 increase in fiscal 2007 in public relations was due to management decision to contract an outside service to perform public relations, previously an in-house function.

Fiscal 2006 versus fiscal 2005

Research and development costs for fiscal 2006 were $135,897, as compared to $168,571 for fiscal 2005.  The decrease in fiscal 2006 was due primarily to management’s decision to focus on marketing of MediaSentinel™.

Selling, general and administrative expenses were $1,182,439 for fiscal 2006, as compared to $1,043,440 for fiscal 2005. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, non-cash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations.  The primary components of the increases/decreases from fiscal 2006 to fiscal 2005 were:

•

a $33,619 decrease in fiscal 2006 in marketing expenses, as we scaled back general marketing efforts while negotiating a contract with a potential customer in the third and fourth quarter;

•

a decrease of $7,027 from fiscal 2005 for transfer agent, due to a  reduction of exercise of warrants;

•

a $80,037 decrease in professional fees in fiscal 2006 was due to the transition of the patent infringement lawsuit to the court of appeals and additional patent infringement lawsuits were filed with minor costs in 2006.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for fiscal 2007 was $1,784,193, compared with a net loss of $1,249,045 for fiscal 2006, and $958,250 for fiscal 2005.

Liquidity and Capital Resources

At December 31, 2007, our cash position was $36,700, an increase of $22,336 from December 31, 2006.  We had a working capital deficit of $232,307 and an accumulated deficit of $37,269,179 at December 31, 2007.

Our principal source of cash during fiscal 2007 was proceeds of $948,025 received from exercised warrants and $160,900 from exercised stock options. This was offset by $1,086,589 of cash used in operating activities.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During fiscal 2007, officers, directors, employees and a small group of investors exercised warrants and stock options, resulting in gross proceeds to us of $1,108,925.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2007, have stated that there is substantial doubt about our ability to continue as a going concern.  As of December 31, 2007, we had $36,700 in cash. We will require an additional $1.25 million to $1.75 million to finance operations for the fiscal 2008 and we intend to obtain such financing through sales of our equity securities.  The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $1.25 million to $1.75 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities.  Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $2.0 million to $3.0 million for fiscal 2009.  We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to usw, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2007 we have no off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

We believe our exposure to overall foreign currency risk is not material.  We do not manage or maintain market risk sensitive instruments for trading or other purposes and we are not exposed to the effects of interest rate fluctuations as we do not carry any long-term debt.

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  In addition, 90% of our bank deposits are maintained in U.S. dollars.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-21 of this Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

No system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.     Other Information

Not applicable

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of USA Video:

Name	Age	Position	Period of Service
Edwin Molina	52	Director, Chief Executive Officer and President	Since 1998
Anton J. Drescher	51	Director, Chief Financial Officer and Secretary	Since 1994
Maurice Loverso (1)	47	Director	Since 2003
Rowland Perkins (1)	54	Director	Since 2005

(1)

Member of the Audit Committee

Edwin Molina, Anton Drescher, Maurice Loverso and Rowland Perkins were elected directors of USA Video in June 2007.

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

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been Chief Financial Officer of USA Video since December 1994.  During the past 5 years to present, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves as a director and/or officer of the following TSX listed companies: International Tower Hill Mines Ltd. since October 1991, Dorato Resources Inc. since December 1998; Ravencrest Resources Inc. since April 2006 and Trevali Resources Corp. since 2007.  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2007.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except for Edwin Molina, who did not file a timely Form 4 on five occasions, Rowland Perkins who did not file a timely Form 4 on one occasion; Maurice Loverso who did not file a timely Form 4 on one occasion and Anton J. Drescher who did not file a timely Form 4 on one occasion.

Code of Ethics

We have adopted a Code of Ethics and Corporate Disclosure Policy that apply to the directors, officers and employees and Corporate Governance Guidelines that applies to our directors and officers.  A copy of the Code of Ethics, Corporate Disclosure Policy and Corporate Governance Guidelines are posted on our website at http://www.usvo.com.  These documents are also available in print to any shareholder who requests a copy by sending a written request to our corporate secretary at #507, 837 West Hastings Street, Vancouver, British Columbia, V6C 3N6.

Audit Committee

The Audit Committee assists our Board of Directors in its oversight of the quality and integrity of the accounting, audit and reporting practices of the Company.  The Audit Committee’s role includes discussing with management our processes to manage business and financial risk and for compliance with significant applicable legal, ethical and regulatory requirements.  The Audit Committee is responsible for the appointment, replacement, compensation and oversight of the independent auditor engaged to prepare or issue audit reports on our financial statements.  The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities.

The Audit Committee of the Board of Directors consists of Maurice Loverso and Rowland Perkins.  Rowland Perkins serves as Chairman.  The Board of Directors had determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

Item 11. Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to USA Video's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2007, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$		$	$
Molina, Edwin CEO	2007 2006 2005	102,000 102,000 75,600	-0- -0- -0-	(1-2) 326,940 (3-5) 153,475 (6-7) 20,550	-0- -0- -0-	(1-2) 3,650,000 (5) 2,000,000 (8-9) 3,000,000	-0- -0- -0-	-0- -0- -0-
Drescher, Anton CFO	2007 2006 2005	(10) 60,000 (10) 60,432 (10) 57,529	-0- -0- -0-	(11-12) 141,960 (13) 127,800 (14) 1,000	-0- -0- -0-	(11-12) 1,600,000 (13) 2,000,000 (15) 1,000,000	-0- -0- -0-	-0- -0- -0-
Loverso, Maurice Director	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	(16-17) 13,240 (18) 14,500 -0-	-0- -0- -0-	(16-17) 150,000 (18) 250,000 (19) 50,000	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland Director	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	(20-22) 19,175 (23) 6,460 -0-	-0- -0- -0-	(20-22) 200,000 (23) 100,000 (24-25) 200,000	-0- -0- -0-	-0- -0- -0-

(1)

In July 2007, Mr. Molina was granted a stock option to purchase up to 1,650,000 shares of common stock at an exercise price of $0.14 per share, exercisable on or before July 30th, 2009.  This compensation resulted from the total fair value of the stock option

(2)

In December 2007, Mr. Molina was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 27th, 2009.  This compensation resulted from the total fair value of the stock option

(3)

In April 2006, Mr. Molina purchased 475,000 units (each comprised of one common share and one warrant to acquire one common share at $0.06 per share) at $0.087 per unit.  This compensation resulted from the difference between the $0.06 purchase price and the $0.087 warrant exercise price and the fair market price of $0.09 of the common shares on the date of issuance of the units.

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

(6)

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

(11)

In July 2007, Mr. Drescher was granted a stock option to purchase up to 600,000 shares of common stock at an exercise price of $0.14 per share, exercisable on or before July 30th, 2009.  This compensation resulted from the total fair value of the stock option

(12)

In December 2007, Mr. Drescher was granted a stock option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 27th, 2009.  This compensation resulted from the total fair value of the stock option

(13)

In December 2006, Mr. Drescher was granted a stock option to purchase up to 2,000,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 4th, 2008.  This compensation resulted from the total fair value of the stock option.

(14)

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

(16)

In July 2007, Mr. Loverso was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.14 per share, exercisable on or before July 30th, 2009.  This compensation resulted from the total fair value of the stock option

(17)

In December 2007, Mr. Loverso was granted a stock option to purchase up to 100,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 27th, 2009.  This compensation resulted from the total fair value of the stock option

(18)

In December 2006, Mr. Loverso was granted a stock option to purchase up to 250,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 4th, 2008.  This compensation resulted from the total fair value of the stock option.

(19)

In December 2005, Mr. Loverso was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 23rd, 2007.

(20)

In January 2007, Mr. Perkins was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before January 25th, 2009.  This compensation resulted from the total fair value of the stock option

(21)

In July 2007, Mr. Perkins was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.14 per share, exercisable on or before July 30th, 2009.  This compensation resulted from the total fair value of the stock option

(22)

In December 2007, Mr. Perkins was granted a stock option to purchase up to 100,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 27th, 2009.  This compensation resulted from the total fair value of the stock option

(23)

In December 2006, Mr. Perkins was granted a stock option to purchase up to 100,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 29th, 2008.  This compensation resulted from the total fair value of the stock option.

(24)

In January 2005, Mr. Perkins was granted a stock option to purchase up to 150,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before January 10th, 2007.

(25)

In December 2005, Mr. Perkins was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 23rd, 2007.

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended December 31, 2007.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date	0% ($)	5% ($)	10% ($)
Molina, Edwin	1,650,000 2,000,000	45%	0.14 (6) 0.10 (8)	0.14 (6) 0.12 (8)	07/30/2009 12/27/2009	-0-	-0-	-0-
Drescher, Anton	600,000 1,000,000	20%	0.14 (6) 0.10 (8)	0.14 (6) 0.12 (8)	07/30/2009 12/27/2009	-0-	-0-	-0-
Loverso, Maurice	50,000 100,000	2%	0.14 (6) 0.10 (8)	0.14 (6) 0.12 (8)	07/30/2009 12/27/2009	-0-	-0-	-0-
Perkins, Rowland	50,000 50,000 100,000	2%	0.155 (1) 0.140 (6) 0.10 (8)	0.16 (1) 0.14 (6) 0.12 (8)	01/25/2009 07/30/2009 12/27/2009	-0-	-0-	-0-

(1)

In January 2007 a stock option was granted to a director and a consultant to purchase up to 250,000 common shares on or before January 25, 2009, at an exercise price of $0.155 per share.

(2)

In March 2007 consultants exercised a portion of their stock option to purchase 350,000 common shares

(3)

In April 2007 a director exercised a portion of his stock option to purchase 200,000 common shares

(4)

In May 2007 a director and a consultant exercised a portion of their stock option to purchase 425,000 common shares

(5)

In July 2007 a director and consultants exercised a portion of their stock option to purchase 550,000 common shares

(6)

In July 2007 a stock option was granted to directors, employee and consultants to purchase up to 3,735,000 common shares on or before July 30, 2009, at an exercise price of $0.14 per share.

(7)

In December 2007 consultants exercised a portion of their stock option to purchase 60,000 common shares

(8)

In December 2009 a stock option was granted to directors and consultants to purchase up to 4,200,000 common shares on or before July 30, 2009, at an exercise price of $0.10 per share.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2007 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realised ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Molina, Edwin	850,000	-0-	0 / 0	N/A	/ $0
Drescher, Anton	-0-	-0-	0 / 0	N/A	/ $0
Loverso, Maurice	-0-	-0-	0 / 0	N/A	/ $0
Perkins, Rowland	-0-	-0-	0 / 0	N/A	/ $0

(1)

On December 31, 2007, the average of the high and low bid prices of the common shares on the OTC BB was $0.135.

Compensation of Directors

Directors receive no compensation for their service as such.

Employment Contracts

We do not have an employment contract with Mr. Molina and the other Named Executive Officer.  We have no obligation to provide any compensation to Mr. Molina or any other Named Executive Officer in the event of his resignation, retirement or termination, or a change in control of our company, or a change in any Named Executive Officers' responsibilities following a change in control.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 26th, 2008, the number of our outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name	Shares Owned	Percentage of Class
Edwin Molina (1)	13,576,649	7.98%
Anton J. Drescher (2)	13,346,885	7.84%
Maurice Loverso (3)	400,000	0.24%
Rowland Perkins (4)	462,500	0.27%
All Executive Officers and Directors as a Group (four persons)	27,786,034	16.33%

(1)

Includes 1,275,000 common shares underlying warrants and 5,650,000 common shares underlying stock options that are currently exercisable by Mr. Molina.  Mr. Molina's address is 8 West Main Street, Niantic, Connecticut.

(2)

Includes 3,600,000 common shares underlying stock options that are currently exercisable by Mr. Drescher.  Mr. Drescher's address is 8 West Main Street, Niantic, Connecticut.

(3)

Includes 400,000 common shares underlying stock options that are currently exercisable by Mr. Loverso.  Mr. Loverso’s address is 8 West Main Street, Niantic, Connecticut.

(4)

Includes 300,000 common shares underlying stock options that are currently exercisable by Mr. Perkins.  Mr. Perkin’s address is 8 West Main Street, Niantic, Connecticut.

Item 13.  Certain Relationships and Related Transactions.

In 2006, we paid consulting fees of $60,000 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, in consideration of management and consulting services provided by Mr. Drescher's company.

Item 14.  Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by GLO CPAs LLP/Goldstein Golub Kessler LLP for the audit of our annual financial statements for the years ended December 31, 2007 and 2006 and fees billed for other services rendered by GLO CPAs LLP/Goldstein Golub Kessler LLP during those periods

GLO CPAs LLP

Year ended December 31	2007	2006
Audit fees	$ 25,000	$-0-
Audit-related fees (1)	-0-	-0-
Tax fees (2)	-0-	-0-
All other fees (3)	-0-	-0-
Total	$ 25,000	$ -0-

Goldstein Golub Kessler LLP

Year ended December 31	2007	2006
Audit fees	$ 12,000	$37,500
Audit-related fees (1)	-0-	-0-
Tax fees (2)	-0-	-0-
All other fees (3)	-0-	-0-
Total	$ 12,000	$ 37,500

(1)

Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit of our financial statements. The category includes fees related to the performance of audits and attest services not required by statute or regulation, audits of our benefit plans, due diligence related to acquisitions, agreed-upon procedures, and accounting consultations regarding the application of generally accepted accounting principals to proposed transactions.

 (2)

Tax fees consist of the aggregate fees billed for professional service rendered by GLO CPAs LLP/Goldstein Golub Kessler LLP for tax compliance, tax advice, and tax planning (domestic and international).

(3)

Other fees consist primarily of the aggregate fees billed for professional services rendered by GLO CPAs LLP/Goldstein Golub Kessler LLP related to a business continuity engagement.

The Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2007.  The Audit Committee had concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of GLO CPAs LLP/Goldstein Golub Kessler LLP.

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

(b)

Reports on Form 8-K

During the last quarter of the fiscal year covered by this Report, the Company filed the filing reports on Form 8-K:

(i)

On December 11th, 2007 we announced that our wholly owned subsidiary was dealt a loss in its video-on-demand (VOD) patent lawsuit against three major cable television companies when Judge Ron Clark of the U.S. District Court for the Eastern District of Texas rendered summary judgment of non-infringement against us and in favor of the defendants, Time Warner Cable, Inc., Charter Communications, Inc., and Comcast Cable Communications, LLC.  Judge Clark held that the defendants' accused cable VOD systems did not infringe the patent-in-suit because he concluded that the video transmission time in the accused systems was the same as the actual video viewing time, whereas the patent described video transmission in less time than is required to view the programs in real time.

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

Date: March 31, 2008

Edwin Molina

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edwin Molina

Chief Executive Officer, Director

March 31st, 2008

-----------------------

Edwin Molina

/s/ Anton J. Drescher

Chief Financial Officer, (principal

March 31st, 2008

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

March 31st, 2008

-----------------------

Maurice Loverso

/s/ Rowland Perkins

Director

March 31st, 2008

-----------------------

Rowland Perkins

USA VIDEO INTERACTIVE CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-3

Report of Independent Registered Public Accounting Firm

F-4

Consolidated Financial Statements:

Balance Sheets

F-5

Statements of Operations

F-6

   Statements of Stockholders' Equity (Deficiency)

F-7

Statements of Cash Flows

F-8

Notes to Consolidated Financial Statements

F-9- F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Video Interactive Corp.

We have audited the accompanying consolidated balance sheet of USA Video Interactive Corp. as of December 31, 2007, and the related statement of operations, stockholders’ equity (deficiency), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

 We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video Interactive Corp. as of December 31, 2007 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from operations and has a net working capital deficiency and a stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GLO CPAs, LLLP

Houston, Texas

March 28, 2008

Comments by Auditors for Canadian Readers on U. S. – Canada Reporting Differences

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

Our report to the Board of Directors dated March 27, 2008, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

GLO CPAs, LLLP

Houston, Texas

March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Video Interactive Corp.

We have audited the accompanying consolidated balance sheets of USA Video Interactive Corp. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video Interactive Corp. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in the financial statements, the Company changed its method of accounting for stock-based compensation, effective January 1, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from operations and has a net working capital deficiency and a stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters are also described in the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

March 14, 2007

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$ 36,700	$ 14,364
Prepaid expenses and other current assets	8,670	9,256
Total current assets	45,370	23,620

Property and Equipment - at net	-	-

Intangible assets, net	28,535	31,858

Deferred Tax Assets, net of valuation allowance of $9,440,000 and
$9,086,000, respectively	-	-
Total Assets	$ 73,905	$ 55,478

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 277,517	$ 325,740
Due to related parties	160	160
Total current liabilities	277,677	325,900

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized
250,000,000 shares issued and outstanding 170,108,088 and
157,273,088 shares, respectively	37,065,407	35,214,564

Accumulated deficit	(37,269,179)	(35,484,986)
Stockholders' deficiency	(203,772)	(270,422)
Total Liabilities and Stockholders' Deficiency	$ 73,905	$ 55,478

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31,	2007	2006	2005

Revenue	$ -	$ -	$ 18,800

Expenses:
Cost of sales	-	-	5,000
Research and development	197,452	135,897	168,571
Selling, general and administrative (includes noncash compensation charges of approximately 742,000, 478,000 and 217,000)	1,611,443	1,182,439	1,043,440
Depreciation and amortization	3,323	3,323	3,323
Total expenses	1,812,218	1,321,659	1,220,334
Loss from operations	(1,812,218)	(1,321,659)	(1,201,534)

Other income (expense), net:
Interest income (expense) (net of interest income
of $856, $-0- and $208, respectively)	(158)	762	(197)
Gain on settlement of accounts payable	28,183	61,852	243,481
Gain on sale of equipment	-	10,000	-
	28,025	72,614	243,284

Net loss	$ (1,784,193)	$ (1,249,045)	$ (958,250)

Net loss per share - basic and diluted	$ (.01)	$ (.01)	$ (.01)
Weighted-average number of common shares outstanding -
basic and diluted	163,689,294	150,571,992	136,985,153

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock and			Stockholders'
	Additional Paid-in Capital		Accumulated	Equity
	Shares	Amount	Deficit	(Deficiency)

Balance at January 1, 2005	130,435,088	32,810,318	(33,277,691)	(467,373)
Issuance of common stock and common
stock warrants for cash	12,875,000	825,375	-	825,375
Issuance of common stock upon exercise of warrants	1,613,000	120,898	-	120,898
Issuance of common stock upon exercise of stock options	150,000	37,500	-	37,500
Noncash compensation charges	-	216,560	-	216,560
Net loss	-	-	(958,250)	(958,250)

Balance at December 31, 2005	145,073,088	34,010,651	(34,235,941)	(225,290)
Issuance of common stock and common
stock warrants for cash	11,150,000	621,125	-	621,125
Issuance of common stock upon exercise of stock options	1,050,000	105,000	-	105,000
Noncash compensation charges	-	477,788	-	477,788
Net loss	-	-	(1,249,045)	(1,249,045)

Balance at December 31, 2006	157,273,088	35,214,564	(35,484,986)	(270,422)
Issuance of common stock upon exercise of warrants	11,250,000	948,025	-	948,025
Issuance of common stock upon exercise of stock options	1,585,000	160,900	-	160,900
Noncash compensation charges	-	741,918	-	741,918
Net loss	-	-	(1,784,193)	(1,784,193)

Balance at December 31, 2007	170,108,088	$ 37,065,407	$(37,269,179)	$ (203,772)

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2007	2006	2005
Cash flows from operating activities:
Net loss	$ (1,784,193)	$ (1,249,045)	$(958,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,323	3,323	3,323
Gain on sale of equipment	-	(10,000)	-
Gain on settlement of accounts payable	(28,183)	(61,852)	(243,481)
Noncash compensation charge	741,918	477,788	216,560
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	586	569	8,711
Decrease (increase) in prepaid rent	-	19,340	3,780
Increase (decrease) in accounts payable and accrued expenses	(20,040)	72,863	1,496
Net cash used in operating activities	(1,086,589)	(747,014)	(967,861)
Cash flows from investing activities:
Proceeds from equipment sales	-	10,000	-
Net cash provided by investing activities	-	10,000	-

Cash flows from financing activity - proceeds from the
issuance of common stock and warrants and exercise of options	1,108,925	726,125	983,773
Net cash provided by financing activities
Net increase (decrease) in cash and cash equivalents	22,336	(10,889)	15,912
Cash and cash equivalents at beginning of year	14,364	25,253	9,341
Cash and cash equivalents at end of year	$ 36,700	$ 14,364	$ 25,253
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 1,014	$ -	$ 587

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The following financial statements present the financial results of USA Video Interactive Corp and its wholly owned subsidiaries USA Video (California) Corp., USA Video Corporation, Old Lyme Productions Inc., USA Video Technology Corporation and USVO Inc. on a consolidated basis.

2. BUSINESS:

USA Video Interactive Corp. (the "Company") is a designer of high-tech Internet streaming video-on-demand systems, services and solutions.  At December 31, 2007 and for the three-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $1,784,193, $1,249,045 and $958,250 for the years ended December 31, 2007, 2006 and 2005, respectively.  In addition, the Company has a working capital deficiency of approximately $232,000 and a stockholders’ deficiency of approximately $204,000 at December 31, 2007. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Revenue is recognized for digital water marking based on a contracted usage schedule on a monthly billing cycle.

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

The implementation of FAS No. 123 (R) has resulted in charges of $741,918 and $434,000 for the years ended December 31, 2007 and 2006, respectively.

For the 2005 fiscal year the Company accounted for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Had the Company determined compensation expenses based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company’s net (loss) per share would have increased to the following pro forma amounts:

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31			2005
Net loss As reported			$ (958,250)
Add: Stock compensation expense included in reported net loss			41,000
Deduct: Total stock based compensation expense determined under fair value based method for all awards			(350,750)
Pro forma			$ (1,268,000)
Loss per common share Basic and diluted: As reported			$ (.01)
Pro forma			$ (.01)
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
Year ended December 31	2007	2006	2005
Expected dividend yield	- 0 -	- 0 -	- 0 -
Risk-free interest rate	2.85-4.98%	4.58-4.97%	3.23%
Volatility	136-154%	117-127%	144%
Expected life (years)	2	2	2

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

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period.  The aggregate effect of translation adjustments is immaterial at December 31, 2007 and 2006.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants.  Potential common stock amounts of approximately 25,415,000, 36,679,000 and 26,824,000 for the years ended December 31, 2007, 2006 and 2005, respectively, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the year ended December 31, 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2007 and December 31, 2006.

The tax years 2003 through 2006 remain open to examination in the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

4 MAJOR CUSTOMERS:	During the year ended December 31, 2005 one customer accounted for 100% of total revenue.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	Prepaid expenses and other current assets consist of the following:
	December 31,	2007	2006
	Prepaid Rent	$1,100	$5,309
	Taxes Receivable	7,168	3,545
	Other (none in excess of 5% of current assets)	402	402
		$8,670	$9,256

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INTANGIBLE ASSETS:	Intangible assets consist of the following:
		Gross Carrying Amount	Accumulated Amortization
	Patents and patents pending	$56,488	$27,953
	Aggregate Amortization Expense: For the year ended December 31, 2007		$3,323
	Estimated Amortization Expense: For the year ending December 31,
	2008		$3,323
	2009		3,323
	2010		3,323
	2011		3,323
	2012		3,323

7. PROPERTY AND EQUIPMENT:	Property and equipment, at cost, consists of the following:

December 31,	2007	2006	Estimated Useful Life
Office Equipment	$ 16,069	$ 16,069	5 years
Less accumulated depreciation	16,069	16,069
	$ - 0 -	$ - 0 -

	Depreciation and amortization expense amounted to $-0-, $-0- and $-0- for the years ended December 31, 2007, 2006 and 2005, respectively.
8. ACCOUNTS PAYABLE AND	Accounts payable and accrued expenses consist of the following:
ACCRUED	December 31,	2007	2006
EXPENSES	Accounts payable	$ 143,482	$ 141,250
	Accrued professional fees	113,593	155,142
	Accrued payroll and related tax withholdings	7,839	16,745
	Amounts due for purchased computer equipment	12,603	12,603
		$ 277,517	$ 325,740

During the period ended December 31, 2007, we wrote off accounts payable obligations of approximately $28,000 and recorded a gain of $28,000. During the period ended December 31, 2006, the Company settled accounts payable obligations of approximately $64,000 for $2,000, and recorded a gain of $62,000. During the period ended December 31, 2005, the Company settled accounts payable obligations of approximately $288,000 for $45,000, and recorded a gain of $243,000.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES:

The Company's patent infringement litigation against Movielink LLC came to a substantive conclusion on September 8, 2006, when the U.S. Court of Appeals for the Federal Circuit affirmed certain rulings of the U.S. District Court for the District of Delaware granting Movielink summary judgment of noninfringement.  A further procedural determination was entered on September 26, 2007, taxing litigation costs against the Company.

On September 13, 2006, USA Video Technology Corp., a wholly-owned subsidiary of the Company, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc. (NYSE: TWX), Charter Communications, Inc. (NasdaqNM: CHTR), and Comcast Cable Communications LLC (NasdaqNM: CMCSA), and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to the Company's interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees.  The Company's subsidiary filed notice of appeal from the district court's adverse decisions, but there is substantial uncertainty regarding the Company's ability to prosecute an appeal and the likelihood of success on appeal.

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

10. STOCK- HOLDERS' EQUITY:

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

During 2007, the Company issued 11,250,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.0800 to $.1300 per common share and issued 1,585,000 shares of common stock upon the exercising of stock options with exercise price ranging from $.1000 to $.1400.

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

In January 2007, the Company granted 250,000 options to a director and a contractor of the Company to purchase 250,000 shares at a price of $0.10 to January 2009. The Company charged operations for the fair value of these options, approximately $30,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

In July 2007, the Company granted 3,735,000 options to directors, employees and contractors of the Company to purchase 3,735,000 shares at a price of $0.14 to July 2009. The Company charged operations for the fair value of these options, approximately $357,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

In December 2007, the Company granted 4,200,000 options to directors and contractors of the Company to purchase 4,200,000 shares at a price of $0.10 to December 2009. The Company charged operations for the fair value of these options, approximately $355,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTIONS AND STOCK WARRANTS:

The Company has a stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

In June 2001, the Company adopted a Stock Option Plan (the "2001 Plan"). The 2001 Plan authorizes the issuance of up to 8,400,000 of the Company's common shares, subject to adjustment under certain circumstances.  The 2001 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").  The Company's 2001 plan will remain in effect until all granted stock options are exercised, expired or canceled.  In February 2006, the Company adopted a new Stock Options Plan (the “2005 Plan”).  The 2005 Plan authorizes the issuance of up to 13,900,000 of the Company's common shares, subject to adjustment under certain circumstances. Shareholders approved in the June 2007 annual meeting an amendment to the 2005 Stock Option Plan to increase the number of shares from 13,900,000 shares to 16,000,000 shares.  The Company is listed on the TSX Venture Exchange ("TSX") and is subject to a limitation on the number of options a company may have. The 2005 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").  The Company's previous option plan will remain in effect until all granted stock options are exercised, expired or canceled.

A summary of the status of the Company's options and changes during the years is presented below:

Year ended December 31	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	12,690,000	$0.10	12,785,000	$0.10	5,000,000	$0.25
Granted	8,185,000	$0.12	7,415,000	$0.10	7,935,000	$0.10
Exercised	1,585,000	$0.10	1,050,000	$0.10	150,000	$0.25
Cancelled/expired	4,050,000	$0.10	6,460,000	$0.10	-0-	$0.00
Outstanding at end of year	15,240,000	$0.11	12,690,000	$0.10	12,785,000	$0.10
Options exercisable at year end	15,240,000		12,690,000		12,785,000
Weighted average fair value of options granted during the year		$0.11		$0.10		$0.19

The aggregate intrinsic value at December 31, 2007 was $1,684,750.

There is no future unrecognized compensation since all of the options granted are immediately exercisable and fully vested.

The following table summarizes information about fixed stock options outstanding at December 31, 2007:

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighed Average Exercise Price
$0.10-$0.14	15,240,000	1.34	$0.10	15,240,000	$0.11

Warrants to purchase shares of common stock are as follows:

Year ended December 31,	2007		2006		2005
	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price

Outstanding at beginning of year	23,989,000	$0.080 - $0.130	14,039,000	$0.055 - $0.195	5,407,000	$0.0657 - $0.195
Issued	-0-	N/A	11,150,000	$0.087 - $0.089	12,875,000	$0.055 - $0.130
Exercised	(11,250,000)	$0.080 - $0.130	-0-	N/A	(1,613,000)	$0.0657 - $0.1175
Expired	(2,564,000)	$0.080 - $0.130	(1,200,000)	$0.135 - $0.195	(2,630,000)	$0.075 - $0.1175
Outstanding at end of year	10,175,000	$0.087 - $0.089	23,989,000	$0.080 - $0.130	14,039,000	$0.055 - $0.195

Warrants issued in 2006 have a contractual life of two years from the date of issuance.

12. INCOME TAXES:

As of December 31, 2007 the Company had deferred tax assets resulting primarily from net operating loss carryforwards of approximately $26,000,000, which are available to offset future taxable income, if any, through 2026.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2007	2006
Net operating loss carryforwards	$ 9,440,000	$ 9,086,000
Valuation allowance	(9,440,000)	(9,086,000)
Net deferred tax assets	$ - 0 -	$ - 0 -

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2006	2005
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 - %	- 0 - %

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):	The following table summarizes selected quarterly data for the years ended December 31, 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2006:
Revenue	$ -0-	$ - 0 -	$ - 0 -	$ - 0 -	$ -0-
Expenses	(148,054)	(227,376)	(245,024)	(628,591)	(1,249,045)
Net Loss	(148,054)	(227,376)	(245,024)	(628,591)	(1,249,045)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
2007:
Revenue	$ -0-	$ - 0 -	$ - 0 -	$ - 0 -	$ -0-
Expenses	(308,261)	(316,939)	(593,021)	(565,972)	(1,784,193)
Net Loss	(308,261)	(316,939)	(593,021)	(565,972)	(1,784,193)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)