Form 10-Q
period 2008-03-31
USA VIDEO INTERACTIVE CORP
filed 2008-05-15
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Non-accelerated filer [   ]

Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]       No [ X ]

At May 15, 2008, there were 172,013,864 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 8,510	$ 36,700
Prepaid expenses and other current assets	7,994	8,670
Total current assets	16,504	45,370
Property and Equipment - at cost, net	-	-
Intangible assets, net	27,704	28,535
Deferred Tax Assets, net of valuation allowance
of $9,514,000 and $9,440,000, respectively	-	-
Total Assets	$ 44,208	$ 73,905
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 402,548	$ 277,517
Due to related parties	160	160
Total current liabilities	402,708	277,677
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 170,788,863 and
170,108,088, respectively	37,163,984	37,065,407
Accumulated deficit	(37,522,484)	(37,269,179)

Stockholders' deficiency	(358,500)	(203,772)

Total Liabilities and Stockholders' Deficiency	$ 44,208	$ 73,905

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

Three months ended March 31,	2008	2007

Revenue	$ 6,000	$ -

Expenses:
Cost of sales	750	-
Research and development	29,350	39,753
Selling, general and administrative	228,625	267,788
Depreciation and amortization	831	831
Total expenses	259,556	308,372
Loss from operations	(253,556)	(308,372)

Other income (expense)
Interest (expense)	251	111
Gain on settlement of accounts payable	-	-
Gain on sale of equipment	-	-
	251	111

Net loss	$ (253,305)	$ (308,261)

Net loss per share – basic and diluted	$ (.00)	$ (.00)
Weighted-average number of common shares outstanding – basic and diluted	170,440,331	157,997,904

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock

			Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2007	170,108,088	$ 37,065,407	$ (37,269,179)	$ (203,772)
Issuance of common stock upon
exercise of warrants	650,000	57,850	-	57,850
Issuance of common stock upon
exercise of stock options	30,755	3,077	-	3,077
Share based compensation		37,650	-	37,650
Net loss		-	(253,305)	(253,305)

Balance at March 31, 2008	170,788,843	$ 37,163,984	$ (37,522,484)	$ (358,500)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

Three months ended March 31,	2008	2007

Cash flows from operating activities:
Net loss	$ (253,305)	$ (308,261)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	831	831
Share based compensation	37,650	29,675
Gain on settlement of accounts payable	-	-
Gain on sale of equipment	-	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	676	2,404
(Decrease) in accounts payable and accrued expenses	125,031	25,196
Net cash used in operating activities	(89,117)	(250,155)

Cash flow from investing activities:
Proceeds from the sale of equipment	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	60,927	253,400
Net cash provided by financing activities	60,927	253,400

Net (decrease) in cash and cash equivalents	(28,190)	3,245

Cash and cash equivalents at beginning of period	36,700	14,364
Cash and cash equivalents at end of period	$ 8,510	$ 17,609

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

(Stated in US Dollars)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $253,305 for the three month period ended March 31, 2008 and, in addition the Company incurred losses of $1,784,193 and $1,249,045 for the years ended December 31, 2007 and 2006, respectively. As of March 31, 2008, the Company had an accumulated deficit of $37,522,484 and a working capital deficit of $386,204. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at March 31, 2008 and 2007.

NOTE C – COMMON STOCK

From January 1, 2008 to March 31, 2008, the Company issued 30,755 shares of common stock upon the exercising of stock options with an exercise price of $.10 and received gross proceeds of $3,077.

From January 1, 2008 to March 31, 2008, the Company issued 650,000 shares of common stock upon the exercising of warrants with an exercise price of $.089 per share of common and received gross proceeds of $57,850.

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

On September 13, 2006, USA Video Technology Corp., a wholly-owned subsidiary of the Company, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to the Company's interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees.  The Company's subsidiary filed notice of appeal from the district court's adverse decisions, but there is substantial uncertainty regarding the Company's ability to prosecute an appeal and the likelihood of success on appeal.

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

The Company leases its Canadian and United States office space under a non-cancelable operating lease, expiring in March 2009 and July 2008, respectively. The minimum rental commitment of this lease is approximately $33,200 annually.  Rent expense amounted to $11,004 and $11,782 for the three months ended March 31, 2008 and 2007, respectively.

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

During the three month period ended March 31, 2008, the Company granted 500,000 options to an employee of the Company to purchase 500,000 shares at a price of $0.10 to February 2010. The Company charged operations for the fair value of these options, approximately $40,000, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	- 0 -
Risk-free interest rate	2.50%
Volatility	136%
Expected life (years)	2

A summary of the status of the Company's options and changes for the three months ended March 31, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	15,240,000	$0.10-$0.155
Granted	500,000	$0.10
Exercised	30,755	$0.10
Cancelled/expired	-0-	$0.00
Outstanding at end of period	15,709,245	$0.10-$0.155	1.1years	$1,732,000
Options exercisable at end of period	15,709,245

As of March 31, 2008 all options are fully vested.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2008 and December 31, 2007.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2008.

The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE  G – SUBSEQUENT EVENTS

From April 1, 2008 to May 15, 2008, the Company issued 1,225,000 shares of common stock upon the exercise of warrants with exercise prices of $0.087 per share.

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

CAUTIONARY STATEMENT

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q ("Report") are forward looking.  The words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our Annual Report on Form 10-K, as well as in other documents we file with the Securities and Exchange Commission ("SEC").

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

Although we have generated nominal sales for the initial quarter of 2008, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

We have developed a number of specific products and services based on these technologies. These include MediaSentinel™ and SmartMarks™ a process that watermarks digital video content, StreamHQ™, a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ™, a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster™; ZMail™, a service that delivers web and rich media content to targeted audiences; mediaClix™, a service that delivers content similar to Zmail but originating from an existing web presence; and MediaSentinel™, a patent-pending digital watermarking technology to deter digital video piracy.

In September 2005 we entered into a formal sales and marketing agreement with First Serve International, LLC ("First Serve"), pursuant to which we will jointly market the MediaSentinel™ Workstation to companies throughout Asia (including Bollywood in India), Europe, and the United States.  In support of these efforts, we will collaborate with sales support, marketing and educational programs and materials that make clear the benefits of watermarking to potential customers.  Through these efforts, we intend to attract new business and break ground on enforcement of copyright holders. In September 2006, the agreement was assigned to Ethnic Communications, LLC.

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

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2008 and March 31, 2007 were $6,000 and $ -0-, respectively.  Revenues were generated from Software License Agreement from our Smartmark™ Software.

Cost of Sales

The cost of sales for the three months ended March 31, 2008 and March 31, 2007 were $750 and $ -0-, respectively.  Costs are the royalties on our video watermarking license agreement with Digimarc Corporation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the three months ending March 31, 2008.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer.   Administrative expenses have decreased as a result.

Selling, general and administrative expenses for the three months ended March 31, 2008 decreased $39,163 to $228,625 from $267,788 for the three months ended March 31, 2007.  The overall decrease was the result of product marketing costs.  Other costs increased for the three months ended March 31, 2008.

Product marketing expenses for the three months ended March 31, 2008, decreased to $26,241 from $87,889 for the comparable period in 2007.  The decrease was due to management’s decision to direct our efforts towards our current customer.

Professional expenses for the three months ended March 31, 2008, increased to $59,714 from $49,294 for the comparable period of 2007.  The increased costs in the first quarter of 2008 were due to the patent infringement lawsuit.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $29,350 for the three months ended March 31, 2008, from $39,753 for the comparable period in 2007. The decrease was the result of a concentration in one application of research and development efforts for MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the three months ended March 31, 2008 were $37,650, compared to $29,675 for the comparable period in 2007.  The amount for the three months ended March 31, 2008 was due to the issuance of stock options to an employee.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for at least the remainder of 2008.  Our net loss for the three months ended March 31, 2008 was $253,305, compared with a net loss of $308,261 for the three months ended March 31, 2007.  The decrease in losses is directly related to the decrease in marketing costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had a cash position of $8,510, compared to $36,700 at December 31, 2007.  We anticipate capital requirements of $500,000 for the continued development of our MediaSentinel™ products, $500,000 for commercialization of our MediaSentinel™ products and $500,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through fiscal 2008.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.25 million to $1.75 million to finance operations through fiscal 2008 and we intend to seek such financing through sales of our equity securities.  Subsequent to the three months ended March 31, 2008, we raised an aggregate of $106,575 through the exercise of warrants.

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

Item 4.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

While we believe our disclosure controls and procedures and our internal control over financial reporting have improved, no system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

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

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that our U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to our interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees.  Our subsidiary filed notice of appeal from the district court's adverse decisions, but there is substantial uncertainty regarding our ability to prosecute an appeal and the likelihood of success on appeal.

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

We lease our Canadian and United States office space under a non-cancelable operating lease, expiring in March 2009 and July 2008, respectively. The minimum rental commitment of this lease is approximately $33,200 annually.  Rent expense amounted to $11,004 and $11,782 for the three months ended March 31, 2008 and 2007, respectively.

Item 1A.

Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. These factors continue to be meaningful for your evaluation of our company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks presented in the Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On January 8, 2008 we announced that we had been notified that Goldstein Golub Kessler LLP (“GGK”) resigned as our independent registered public accountant firm since the partners of GGK became partners of McGladrey & Pullen LLP in a limited asset purchase agreement and McGladrey & Pullen LLP is not registered with the Canadian PCAOB.  GGK audited our financial statements for the fiscal years ended December 31, 2006 and 2005, and reviewed our financial statements for the periods ended March 30, 2007, June 30, 2007 and September 30, 2007.

In connection with the audit of our financial  statements as of and for the fiscal year ended December 31, 2006 and 2005, there were no disagreements with GGK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of GGK, would have caused  them to make reference in connection with its reports to the subject matter of the disagreements.

The audit report of GGK on our financial statements as of and for the years ended December 31, 2006 and 2005, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

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

We engaged GLO CPAs., LLP. ("GLO") as our independent registered public accountant firm commencing with the audit of our financial statements for the fiscal year ended December 31, 2007.

Prior to engaging GLO, we consulted with GLO as to its qualifications, experiences and ability to audit our financial statements.  We did not have substantive discussions with GLO regarding the application of accounting principles to a specified transactions, either complete or proposed, or the type of audit opinion that might be rendered on our financial statements and there are no reports nor written or oral advice provided by the new accountants’ used in deciding to retain GLO.  Further, as noted there was no matter that was the subject of a disagreement as described in item 304(a)(1)(iv) of Regulation S-K, promulgated by the Securities and Exchange Commission.

The decision to engage GLO was approved by the audit committee of our board of directors.

(ii)

On February 21, 2008 we announced that we had signed a memorandum of understanding with PIO TV Pvt. Ltd. based in India (PIO TV) to deploy our SmartMark™ watermarking technology. PIO TV is the first digitally integrated media platform for People of Indian Origin around the world.

Following testing of our MediaSentinel™ digital watermarking platform, PIO TV commits to deploy our SmartMark™ technology to watermark and protect PIO TV’s online content distributed through its www.pioTV.com digital media platform. PIO TV is in the process of uploading 2,000 hours of TV content and 3,000 hours of movie content (approximately 1,000 Bollywood feature films). www.pioTV.com will derive significant entertainment content through a major content partnership with a group of very dynamic individuals, production houses, labels and banners from Bollywood, the world’s biggest entertainment industry.

To thwart piracy, PIO TV is employing our SmartMark™ on special content it places in its Content On Demand and Archives, to track it during distribution and protect the intellectual property of the original content owners. Embedding SmartMarks™ -- invisible forensic information in every frame of video content -- provides proof the courts need to protect intellectual property rights, indicting and convicting the individuals who steal the original material.

Last August, India’s Union Minister for Overseas Indian Affairs, Mr. V Ravi, unveiled www.pioTV.com. The event was attended by representatives of nearly all large national and regional media and widely reported.  Since its launch, PIO TV has become the first platform to live web telecast the Pravasi Bharatiya Divas (Expatriates’ Day) celebrations on January 8 and 9, 2008, from New Delhi to reach as many of the 35 million Indian Diaspora worldwide.  On February 18th, 2008, PIO TV relayed the live web telecast of Mauritius Prime Minister, Dr. Naveen Raamgoolam, a Person of Indian Origin (PIO), who visited his forefathers’ home State of Bihar in India on that day and received a state-wide felicitation.  The February 18 telecast was particularly emotional for PIOs in Mauritius and those in other parts of the world that hail from the Indian State of Bihar.

Besides its own bureaus creating exclusive content, www.pioTV.com has forged many other alliances in India, among them with the leading media groups such as Positiv Television and Positiv Radio in northeast India, PBC channel from Punjab State, Shakti, Sanskar, Yo Music, Jhankar TV, 7-Star Health Channel and 25 such television channels from India. Affiliates will provide select visual, text and audio content for PIO TV news, entertainment and features sections from India and around the world. PIO TV will, as possible, provide content to global and Indian broadcasters thereby playing a catalyst role in bringing PIO community achievements and issues to the fore through global media.

(iii)

On February 22, 2008 we announced our delivery of the MediaEscort™ digital watermarking technology product to a major Hollywood customer was completed.  MediaEscort™ was successfully installed in the customer’s video server facility.

(iv)

On April 2, 2008 we announced that Twentieth Century Fox Home Entertainment had gone “LIVE” with its new copy protection software, MediaEscort™, to protect the Studio’s filmed entertainment content that is streamed via the Internet to its various trade business partners in advance of DVD availability.

(v)

On April 17, 2008 we announced that four production and distribution companies in Bollywood, the world’s largest film and entertainment industry, based in Mumbai, India, would begin using our unique digital watermarking product, MediaSentinel™, to thwart piracy domestically and internationally. The four companies will begin using MediaSentinel™ through PIO TV Pvt. Ltd., India’s only digital integrated media platform company.

(vi)

On April 28, 2008 we announced that we were co-sponsors of the 12th Annual Gilder/Forbes Telecosm Conference, Telecosm 2008: The Exaflood, taking place May 27 - May 29, 2008 at The Sagamore in Lake George, New York. Event hosts George Gilder, Steve Forbes, and Forbes publisher, Rich Karlgaard, will be joined by the world's leading scientists, engineers, technology executives, entrepreneurs and public policy decision makers to promote investment in innovation.

(vii)

On May 2, 2008 we announced that AudioStocks.com, interviewed with Patrick Gregston, our Head of Business Development.  Mr. Gregston provided context and insight to our recent news that Twentieth Century Fox Home Entertainment LLC, a subsidiary of Twentieth Century Fox Film Corporation, a News Corporation company, has gone live with MediaEscort™. MediaEscort™ is being deployed to protect the Studio's filmed entertainment content that is streamed via the Internet to its various trade business partners in advance of DVD availability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  May 15, 2008

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer