Form 10-Q/A
period 2008-06-30
USA VIDEO INTERACTIVE CORP
filed 2008-09-02
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes   [   ]       No [ X ]

At August 14, 2008, there were 172,526,363 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 561	$ 36,700
Prepaid expenses and other current assets	8,933	8,670
Total current assets	9,494	45,370
Property and Equipment - at cost, net	-	-

Intangible assets, net	26,874	28,535
Deferred Tax Assets, net of valuation allowance
of $9,584,000 and $9,440,000, respectively	-	-
Total Assets	$ 36,368	$ 73,905
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 447,726	$ 277,517
Due to related parties	160	160
Total current liabilities	447,886	277,677
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 172,526,363 and
170,108,088, respectively	37,347,019	37,065,407
Accumulated deficit	(37,758,537)	(37,269,179)

Stockholders' deficiency	(411,518)	(203,772)

Total Liabilities and Stockholders' Deficiency	$ 36,368	$ 73,905

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenue	$ 6,000	$ -	$ 12,000	$ -

Expenses:
Cost of sales	-	-	750	-
Research and development	22,500	99,000	51,850	138,753
Selling, general and administrative	218,748	217,269	447,373	485,057
Depreciation and amortization	830	830	1,661	1,661

Total expenses	242,078	317,099	501,634	625,471
Loss from operations	(236,078)	(317,099)	(489,634)	(625,471)

Other income (expense)
Interest income (expense)	25	160	276	271
Gain on settlement of accounts payable	-	-	-	-
Gain on sale of equipment	-	-	-	-

	25	160	276	271

Net loss	$ (236,053)	$ (316,939)	$ (489,358)	$ (625,200)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	171,998,479	161,680,852	171,146,853	159,849,552

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2007	170,108,088	$ 37,065,407	$ (37,269,179)	$ (203,772)
Issuance of common stock upon
exercise of warrants	2,140,000	188,010	-	188,010
Issuance of common stock upon
exercise of stock options	278,275	27,827	-	27,827
Noncash compensation charges		65,775	-	65,775
Net loss		-	(489,358)	(489,358)

Balance at June 30, 2008	172,526,363	$ 37,347,019	$ (37,758,537)	$ (411,518)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net loss	$ (236,053)	$ (316,939)	$ (489,358)	$(625,200)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	830	830	1,661	1,661
Gain on settlement of accounts payable	-	-	-	-
Gain on sale of equipment	-	-	-	-
Noncash compensation charge	28,125	-	65,775	29,675
Decrease in prepaid expenses
and other current assets	(939)	864	(263)	3,268
Increase (decrease) in accounts payable and
accrued expenses	45,178	40,902	170,209	66,098

Net cash used in operating activities	(162,859)	(274,343)	(251,976)	(524,498)

Cash flows from investing activities:
Proceeds from equipment sales	-	-	-	-

Net cash provided by investing activities	-	-	-	-

Cash flows from financing activities:
Proceeds from the exercise of common stock
and warrants	-	200,990	-	419,390
Proceeds from the issuance of common stock upon exercise of stock options	154,910	62,500	215,837	97,500

Net cash provided by financing activities	154,910	263,490	215,837	516,890

Net decrease in cash and cash
Equivalents	(7,949)	(10,853)	(36,139)	(7,608)

Cash and cash equivalents at beginning of period	8,510	17,609	36,700	14,364

Cash and cash equivalents at end of period	$ 561	$ 6,756	$ 561	$ 6,756

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $489,358 for the six month period ended June 30, 2008 and, in addition the Company incurred losses of $1,784,193 and $1,249,045 for the years ended December 31, 2007 and 2006, respectively. As of June 30, 2008, the Company had an accumulated deficit of $37,758,537 and a working capital deficit of $438,392. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at June 30, 2008 and 2007.

NOTE C – COMMON STOCK

From January 1, 2008 to June 30, 2008, the Company issued 278,275 shares of common stock upon the exercising of stock options with an exercise price of $.10 and received gross proceeds of $27,827.

From January 1, 2008 to June 30, 2008, the Company issued 2,140,000 shares of common stock upon the exercising of warrants with an exercise price ranging from $.087 to $.089 and received gross proceeds of $188,010.

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

On September 13, 2006, USA Video Technology Corp., a wholly-owned subsidiary of the Company, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to the Company's interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees and granted the motions for costs, so that the Company now has a remaining liability from this litigation in the amount of approximately $30,000, not counting its own remaining attorney fees and litigation expenses.  The Company's subsidiary filed notice of appeal from the district court's adverse substantive decisions, but was unable to prosecute the appeal and so it was dismissed.

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

The Company leases its Canadian and United States office space under a non-cancelable operating lease, expiring in March 2009 and July 2010, respectively. The minimum rental commitment of this lease is approximately $33,200 annually.  Rent expense amounted to $22,704 and $24,258 for the six months ended June 30, 2008 and 2007, respectively.

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

During the six month period ended June 30, 2008 the Company granted 500,000 options to an employee of the Company to purchase 500,000 shares at a price of $0.10 to February 2010 and 250,000 options to a consultant of the Company to purchase 250,000 shares at a price of $0.10 to April 2010. The Company charged operations for the fair value of these options, approximately $37,000 and $26,000, respectively, and these amount are included in selling, general and administrative expenses in the accompany statement of operations.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	- 0 -
Risk-free interest rate	1.55-2.50%
Volatility	136-142%
Expected life (years)	2

A summary of the status of the Company's options and changes for the six months ended June 30, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	15,240,000	$0.10-$0.155
Granted	750,000	$0.10
Exercised	278,275	$0.10
Cancelled/expired	900,000	$0.10
Outstanding at end of period	14,811,725	$0.10-$0.155	0.95 years	$1,612,000
Options exercisable at end of period	14,811,725

As of June 30, 2008 all options are fully vested.

NOTE  F – INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the second quarter of 2008, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2008 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2008.

The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE  G – SUBSEQUENT EVENTS

None.

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 . We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q (" Report ") are forward looking.  The words " believes ," " anticipates ," " estimates ," " expects ," and words of similar import, constitute " forward-looking statements ."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our Annual Report on Form 10-K, as well as in other documents we file with the Securities and Exchange Commission (" SEC ").

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

Although we have generated nominal sales for the initial quarters of 2008, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

We hold the patent for Store-and-Forward Video-on-Demand (#5,130,792), filed in 1990 and issued by the United States Patent and Trademark Office on July 14, 1992.  It has been cited by at least 145 subsequent patents.  We hold similar patents in England, France, Spain, Italy, Germany, Canada, and Japan.  We anticipate actively engaging in licensing this patent.

Our Store and Forward Video-on-Demand (" VoD ") intellectual property potentially reaches across the VoD market.  Our patented technique covers the transmission of video content over networks faster than " real time ."  VoD is the mechanism by which the delivery of compressed video is managed and, together with compression technology, facilitates the delivery of video to an end user in a timely and interactive fashion.

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

In September 2005 we entered into a formal sales and marketing agreement with First Serve International, LLC (" First Serve "), pursuant to which we will jointly market the MediaSentinel™ Workstation to companies throughout Asia (including Bollywood in India), Europe, and the United States.  In support of these efforts, we will collaborate with sales support, marketing and educational programs and materials that make clear the benefits of watermarking to potential customers.  Through these efforts, we intend to attract new business and break ground on enforcement of copyright holders. In September 2006, the agreement was assigned to Ethnic Communications, LLC.

We were incorporated on April 18, 1986, as First Commercial Financial Group Inc. in the Province of Alberta, Canada.  In 1989, our name was changed to Micron Metals Canada Corp. , which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business.  In 1995, we changed our name to USA Video Interactive Corp. and continued our corporate existence to the State of Wyoming.  We have five wholly-owned subsidiaries:  USA Video (California) Corp., USA Video Corp., Old Lyme Productions Inc., USA Video Technologies, Inc., and USVO, Inc.  Our executive and corporate offices are located in Niantic, Connecticut, and our Canadian offices are located in Vancouver, British Columbia.

BUSINESS OBJECTIVES:

We have established the following near-term business objectives:

1.

Leverage our digital VoD patent for licensing fees and partnerships in the United States and internationally;

2.

Patent and license new technology developed within the corporate research and development program;

3.

Attain industry recognition for the superior architectural, functional, and business differentiators of our MediaSentinel ™ architecture;

4.

Demonstrate proof of concept on a commercial project with MediaSentinel ™ architecture;

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

— Deferred taxes;

— Accounting for stock-based compensation; and

— Commitments and contingencies.

REVENUE RECOGNITION .  Revenue is recognized for digital water marking based on a contracted usage schedule on a monthly billing cycle.  Software revenue and other services are recognized in accordance with the terms of the specific agreement, which is generally upon delivery and when accepted by customer.  Maintenance, support and service revenue are recognized ratably over the term of the related agreement.  In order to recognize revenue, we must not have any continuing obligations and it must also be probable that we will collect the accounts receivable.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS .  Long-lived assets are reviewed in accordance with Statement of Financial Accounting Standard (“ SFAS ”) 144.  Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs.

DEFERRED TAXES .  We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized.

ACCOUNTING FOR STOCK-BASED COMPENSATION .     In December 2004, the Financial Accounting Standards Board ‘‘ FASB ’’ issued SFAS No. 123 (revised 2004), ‘‘ Share Based Payment ’’ (‘‘ SFAS 123(R) ’’). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. We use the modified prospective transition method, which requires that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.

COMMITMENTS AND CONTINGENCIES .     We account for commitments and contingencies in accordance with financial accounting standards board Statement No. 5, Accounting for Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

RESULTS OF OPERATIONS

Sales

Sales for the six-month period ended June 30, 2008 were $12,000, compared to revenue of $-0- for the six-month period ended June 30, 2007.  Sales for the three-month period ended June 30, 2008 were $6,000 compared to $-0- for the three-month period ended June 30, 2007. Revenues were generated from Software License Agreement from our Smartmark™ Software.

Cost of Sales

The cost of sales for the six months ended June 30, 2008 was $750 as compared to $-0- for the comparable period in 2007.  For the three-month period ended June 30, 2008, the cost of sales was $-0- as compared to $-0- for the comparable period in 2007.  Costs are the royalties on our video watermarking license agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the six months ending June 30, 2008.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions and sponsor a telecosm conference.  Professional fees decreased due to the court’s adverse ruling in the patent infringement litigation   Administrative expenses have decreased as a result.

Selling, general and administrative expenses for the three months ended June 30, 2008 increased marginally by $1,479 to $218,748 from $217,269 for the three months ended June 30, 2007.  The increase was due to marketing expenses for a sponsorship of a telecosm conference.  For the six months ended June 30, 2008 the costs decreased by $37,684 to $447,373 from $485,057 for the comparable period in 2007.  The decrease was the result of expenses incurred related to professional fees and product marketing expenses.

Product marketing expense for the three months ended June 30, 2008, increased to $46,794 from $9,392 for the comparable period in 2007.  The increase was due to sponsorship of a telecosm conference.  For the six months ended June 30, 2008 these costs decreased to $73,035 from $97,281 for the comparable period in 2007.  The decrease was due to management’s decision to direct our efforts towards our current customer.

Professional expenses for the three months ended June 30, 2008, decreased to $11,357 from $53,161 for the comparable period in 2007.  For the six months ended June 30, 2008 these costs decreased to $71,071 from $102,455 for the comparable period in 2007.  We incurred decreased costs in 2008 due to the patent infringement lawsuit.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractor fees, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $51,850 for the six months ended June 30, 2008, from $138,753 for the comparable period in 2007 and to $22,500 for the three months ended June 30, 2008 from $99,000 for the comparable period in 2007.  The decrease was the result of a concentration in one application of research and development efforts for MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the six months ended June 30, 2008 were $65,775, compared to $29,675 for the comparable period in 2007.   The amount for the six months ended June 30, 2008 was due to the issuance of stock options to an employee and a contractor.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for the remainder of 2008.  Our net loss for the six months ended June 30, 2008 was $489,358, compared with a net loss of $625,200 for the six months ended June 30, 2007.  The decrease in losses is directly related to the reduction in professional fees, research and development and marketing.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had a cash position of $561, compared to $36,700 at December 31, 2007.  We anticipate capital requirements of $700,000 for the continued development of our MediaSentinel™ products, $700,000 for commercialization of our MediaSentinel™ products and $100,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through fiscal 2008.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.25 million to $1.75 million to finance operations through fiscal 2008 and we intend to seek such financing through sales of our equity securities.  During the six months ended June 30, 2008, we raised an aggregate of $188,010 through exercise of warrants and $27,827 from the exercise of stock options.

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

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to our interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees and granted the motions for costs, so that we now have a remaining liability from this litigation in the amount of approximately $30,000, not counting our own remaining attorney fees and litigation expenses.  Our subsidiary filed notice of appeal from the district court's adverse substantive decisions, but was unable to prosecute the appeal and so it was dismissed.

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

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on June 23, 2008, in Calgary, Alberta, Canada.  At the meeting the shareholders voted as follows:

(a)

to retain Anton Drescher, Edwin Molina, Maurice Loverso and Rowland Perkins as our Directors;

(b)

the appointment of GLOCPAs, LLP as auditors for the year ending December 31, 2008;

(c)

to approve a resolution to increase the authorized share capital to an unlimited number of common shares, which resolution was tabled my management for the time being; and.

(d)

to approve a resolution to amend the Articles of Incorporation to reduce the quorum requirements for shareholder meeting to at least 10% of the outstanding shares entitled to vote.

Matter Voted Upon	No. of Votes For	No. of Votes Against	No. of Votes Withheld	Not Voted
1. Election of Directors Edwin Molina Anton J. Drescher Maurice Loverso Rowland Perkins	88,767,867 88,767,867 88,767,867 88,767,867		1,921,916 1,921,916 1,921,916 1,921,916
2. Appointment of GLOCPAs, LLP as auditors	89,155,925	1,075,299	458,559	0
3. Increase authorized share capital	Tabled by management			0
2. Reduce quorum requirement	81,389,454	8,246,699	1,053.630	0

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

(ii)

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

(iii)

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

(iv)

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

Dated:  August 14th, 2008

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer