Form 10-Q
period 2008-09-30
USA VIDEO INTERACTIVE CORP
filed 2008-11-14
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes   [   ]       No [ X ]

At  November 14, 2008, there were 178,526,363 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 69,071	$ 36,700
Prepaid expenses and other current assets	8,597	8,670
Total current assets	77,668	45,370
Property and Equipment - at cost, net	-	-

Intangible assets, net	26,043	28,535
Deferred Tax Assets, net of valuation allowance
of $9,637,000 and $9,440,000, respectively	-	-
Total Assets	$ 103,711	$ 73,905
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 388,640	$ 277,517
Due to related parties	160	160
Total current liabilities	388,800	277,677
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 178,526,363 and
170,108,088, respectively	37,764,019	37,065,407
Accumulated deficit	(38,049,108)	(37,269,179)

Stockholders' deficiency	(285,089)	(203,772)

Total Liabilities and Stockholders' Deficiency	$ 103,711	$ 73,905

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenue	$ 6,000	$ -	$ 18,000	$ -

Expenses:
Cost of sales	-	-	750	-
Research and development	7,500	37,500	59,350	176,253
Selling, general and administrative	288,244	553,987	735,617	1,039,044
Depreciation and amortization	831	831	2,492	2,492

Total expenses	296,575	592,318	798,209	1,217,789
Loss from operations	(290,575)	(592,318)	(780,209)	(1,217,789)

Other income (expense)
Interest income (expense)	4	(703)	280	(432)
Gain on settlement of accounts payable	-	-	-	-
Gain on sale of equipment	-	-	-	-

	4	(703)	280	(432)

Net loss	$ (290,571)	$ (593,021)	$ (779,929)	$ (1,218,221)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.01)
Weighted-average number of common
shares outstanding - basic and diluted	172,591,581	165,942,654	171,631,944	161,902,905

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2007	170,108,088	$ 37,065,407	$ (37,269,179)	$ (203,772)
Issuance of common stock and common
stock warrants for cash	6,000,000	282,000	-	282,000
Issuance of common stock upon
exercise of warrants	2,140,000	188,010	-	188,010
Issuance of common stock upon
exercise of stock options	278,275	27,827	-	27,827
Noncash compensation charges		200,775	-	200,775
Net loss		-	(779,929)	(779,929)

Balance at September 30, 2008	178,526,363	$ 37,764,019	$ (38,049,108)	$ (285,089)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net loss	$ (290,571)	$ (593,021)	$ (779,929)	$(1,218,221)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	831	831	2,492	2,492
Gain on settlement of accounts payable	-	-	-	-
Gain on sale of equipment	-	-	-	-
Noncash compensation charge	135,000	356,923	200,775	386,598
Decrease in prepaid expenses
and other current assets	336	(1,815)	73	1,453
Increase (decrease) in accounts payable and
accrued expenses	(59,086)	(94,971)	111,123	(28,876)

Net cash used in operating activities	(213,490)	(332,056)	(465,466)	(856,554)

Cash flows from investing activities:
Proceeds from equipment sales	-	-	-	-

Net cash provided by investing activities	-	-	-	-

Cash flows from financing activities:
Proceeds from the exercise of common stock
and warrants	282,000	401,475	282,000	820,865
Proceeds from the issuance of common stock upon exercise of stock options	-	55,000	215,837	152,500

Net cash provided by financing activities	282,000	456,475	497,837	973,365

Net decrease in cash and cash
Equivalents	68,510	124,419	32,371	116,811

Cash and cash equivalents at beginning of period	561	6,756	36,700	14,364

Cash and cash equivalents at end of period	$ 69,071	$ 131,175	$ 69,071	$ 131,175

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $779,929 for the nine month period ended September 30, 2008 and, in addition the Company incurred losses of $1,784,193 and $1,249,045 for the years ended December 31, 2007 and 2006, respectively. As of September 30, 2008, the Company had an accumulated deficit of $38,049,108 and a working capital deficit of $311,132. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at September 30, 2008 and 2007.

NOTE C – COMMON STOCK

On September 30, 2008, the Company issued 2,275,000 units to investors at $0.047 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.094 per share.  The Company charged operations for approximately $-0- representing the differential between the fair value and the purchase price of the common stock and for approximately $51,000 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

On September 30, 2008, the Company issued 3,725,000 units to employee and directors at $0.047 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.094 per share.  The Company charged operations for approximately $-0- representing the differential between the fair value and the purchase price of the common stock and for approximately $84,000 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

From January 1, 2008 to September 30, 2008, the Company issued 278,275 shares of common stock upon the exercising of stock options with an exercise price of $.10 and received gross proceeds of $27,827.

From January 1, 2008 to September 30, 2008, the Company issued 2,140,000 shares of common stock upon the exercising of warrants with an exercise price ranging from $.087 to $.089 and received gross proceeds of $188,010.

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

The Company leases its Canadian and United States office space under a non-cancelable operating lease, expiring in March 2009 and July 2010, respectively. The minimum rental commitment of this lease is approximately $44,910 annually.  Rent expense amounted to $34,052 and $33,937 for the nine months ended September 30, 2008 and 2007, respectively.

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

During the nine month period ended September 30, 2008 the Company granted 500,000 options to an employee of the Company to purchase 500,000 shares at a price of $0.10 to February 2010 and 250,000 options to a consultant of the Company to purchase 250,000 shares at a price of $0.10 to April 2010. The Company charged operations for the fair value of these options, approximately $37,000 and $26,000, respectively, and these amount are included in selling, general and administrative expenses in the accompany statement of operations.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	- 0 -
Risk-free interest rate	1.55-2.50%
Volatility	136-142%
Expected life (years)	2

A summary of the status of the Company's options and changes for the nine months ended September 30, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	15,240,000	$0.10-$0.155
Granted	750,000	$0.10
Exercised	278,275	$0.10
Cancelled/expired	900,000	$0.10
Outstanding at end of period	14,811,725	$0.10-$0.155	0.70 years	$1,612,000
Options exercisable at end of period	14,811,725

As of September 30, 2008 all options are fully vested.

NOTE  F – INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the third quarter of 2008, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at September 30, 2008 and December 31, 2007.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2008.

The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE  G – NEW ACCOUNTING PRONOUNCEMENTS

Effective for financial statements issued for fiscal years beginning after December 15, 2008 FSP EITF 03-6-1 “Determining whether instruments granted in share-based payment transactions are participating securities” has been issued in June 2008. The effect on the financial statements has not yet been evaluated by management.  Effective for financial statements issued for fiscal years beginning after December 15, 2008 FSP FAS 142-3 “Determination of the useful life of intangible assets” has been issued in April 2008. The effect on the financial statements has not yet been evaluated by management.

NOTE  H – SUBSEQUENT EVENTS

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

— Deferred taxes;

— Accounting for stock-based compensation; and

— Commitments and contingencies.

REVENUE RECOGNITION - Revenue is recognized for digital water marking based on a contracted usage schedule on a monthly billing cycle.  Software revenue and other services are recognized in accordance with the terms of the specific agreement, which is generally upon delivery and when accepted by customer.  Maintenance, support and service revenue are recognized ratably over the term of the related agreement.  In order to recognize revenue, we must not have any continuing obligations and it must also be probable that we will collect the accounts receivable.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - Long-lived assets are reviewed in accordance with Statement of Financial Accounting Standard (“ SFAS ”) 144.  Impairment or disposal of long-lived assets is recognized in the period the impairment or disposal occurs.

DEFERRED TAXES -  We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized.

ACCOUNTING FOR STOCK-BASED COMPENSATION -   In December 2004, the Financial Accounting Standards Board ‘‘ FASB ’’ issued SFAS No. 123 (revised 2004), ‘‘ Share Based Payment ’’ (‘‘ SFAS 123(R) ’’). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. We use the modified prospective transition method, which requires that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.

COMMITMENTS AND CONTINGENCIES -  We account for commitments and contingencies in accordance with financial accounting standards board Statement No. 5, Accounting for Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2008 were $18,000, compared to revenue of $-0- for the nine-month period ended September 30, 2007.  Sales for the three-month period ended September 30, 2008 were $6,000 compared to $-0- for the three-month period ended September 30, 2007. Revenues were generated from Software License Agreement from our Smartmark™ Software.

Cost of Sales

The cost of sales for the nine months ended September 30, 2008 was $750 as compared to $-0- for the comparable period in 2007.  For the three-month period ended September 30, 2008, the cost of sales was $-0- as compared to $-0- for the comparable period in 2007.  Costs are the royalties on our video watermarking license agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the nine months ending September 30, 2008.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions.  Professional fees decreased due to the court’s adverse ruling in the patent infringement litigation.   Administrative expenses have decreased as a result.

Selling, general and administrative expenses for the three months ended September 30, 2008 decreased by $265,743 to $288,244 from $553,987 for the three months ended September 30, 2007.  The decrease was due to management’s decision to direct our efforts toward the current customer in additional divisions and completion to patent litigation.  For the nine months ended September 30, 2008 the costs decreased by $303,427 to $735,617 from $1,039,044 for the comparable period in 2007.  The decrease was the result of expenses incurred related to professional fees and product marketing expenses.

Product marketing expense for the three months ended September 30, 2008, decreased to $34,535 from $60,605 for the comparable period in 2007.  The decrease was due to management’s decision to direct our efforts toward the current customer in additional divisions.  For the nine months ended September 30, 2008 these costs decreased to $107,570 from $157,886 for the comparable period in 2007.  The decrease was due to management’s decision to direct our efforts towards our current customer.

Professional expenses for the three months ended September 30, 2008, decreased to $23,508 from $38,711 for the comparable period in 2007.  For the nine months ended September 30, 2008 these costs decreased to $94,579 from $141,166 for the comparable period in 2007.  We incurred decreased costs in 2008 due to the patent infringement lawsuit.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractor fees, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $59,350 for the nine months ended September 30, 2008, from $176,253 for the comparable period in 2007 and to $7,500 for the three months ended September 30, 2008 from $37,500 for the comparable period in 2007.  The decrease was the result of a concentration in one application of research and development efforts for MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the nine months ended September 30, 2008 were $200,775, compared to $386,598 for the comparable period in 2007.   The amount for the nine months ended September 30, 2008 was due to the issuance of stock options to an employee and a contractor and the issuance of a private placement to an employee, directors, and investors.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for the remainder of 2008.  Our net loss for the nine months ended September 30, 2008 was $779,929, compared with a net loss of $1,218,221 for the nine months ended September 30, 2007.  The decrease in losses is directly related to the reduction in professional fees, non-cash compensation, research and development and marketing.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had a cash position of $69,071, compared to $36,700 at December 31, 2007.  We anticipate capital requirements of $700,000 for the continued development of our MediaSentinel™ products, $700,000 for commercialization of our MediaSentinel™ products and $100,000 for costs associated with the infringement lawsuit.

We will require additional financing to fund current operations through fiscal 2009.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.25 million to $1.75 million to finance operations through fiscal 2009 and we intend to seek such financing through sales of our equity securities.  During the nine months ended September 30, 2008, we raised an aggregate of $188,010 through exercise of warrants, $27,827 from the exercise of stock options and $282,000 through the private placement of 6,000,000 units at $0.047 per unit.

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

Dated:  November 14th, 2008

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer