Form 10-K
period 2008-12-31
USA VIDEO INTERACTIVE CORP
filed 2009-03-31
CIK 1107280

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

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

Large Accelerated filer

[    ]

Accelerated Filer

[    ]

Non-accelerated filer

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [    ]   No   [ X ].

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   $21,400,434

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  178,526,363

Documents Incorporated by Reference: NONE

TABLE OF CONTENTS

Part 1

Item 1

Business

4

Item 1A

Risk Factors

9

Item 1B

Unresolved Staff Comments

15

Item 2

Properties

15

Item 3

Legal Proceedings

15

Item 4

Submission of Matters to a Vote of Security Holders

16

Part II

Item 5

Market for Registration’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

16

Item 6

Selected Financial Data

17

Item 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

17

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

20

Item 8

Financial Statements and Supplementary Data

20

Item 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

21

Item 9A

Controls and Procedures

21

Item 9B

Other Information

21

PART III

Item 10

Directors and Executive Officers of the Registrant

21

Item 11

Executive Compensation

23

Item 12

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

25

Item 13

Certain Relationships and Related Transactions

26

Item 14

Principal Accountant Fees and Services

26

PART IV

Item 15

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

26

PART I

Item 1.

Business.

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology; as well as terms such as “we have focused our immediate plans on aggressively protecting our technology ownership rights”, “we intend to continue to develop and expand our StreamHQ™ services business, “upon successfully licensing our patent”, and “our future plans include the marketing and selling of our StreamHQ™ systems”.

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

Although we have generated nominal sales for the 2008 year, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

Corporate Background

Our company was incorporated on April 18, 1986, as “First Commercial Financial Group Inc.” in the Province of Alberta, Canada.  In 1989, our name was changed to “Micron Metals Canada Corp.”, which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business.  In 1995, we changed our name to “USA Video Interactive Corp.” and continued our corporate existence to the State of Wyoming.  We have five wholly-owned subsidiaries: USA Video (California) Corp., USA Video Corporation, Old Lyme Productions Inc., USA Video Technology Corporation and USVO Inc.  USA Video's executive and corporate offices are located in Niantic, Connecticut, and our Canadian offices are located in Vancouver, British Columbia.

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

Proprietary Technologies

Our proprietary technologies include our (1) Digital watermarking piracy deterrence technology; (2) StreamHQ™ infrastructure, software, and service delivery processes, and (3) VOD patent.

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

•

Our VOD Patent (US #5,130,792) (the "Patent") as well as patents we have obtained in other countries explicitly covers the rich media delivery model that is becoming more widely accepted as a means of delivering content for education, training, and entertainment; that is, faster-than-real-time download to computer and set-top box hard drives for subsequent content viewing without quality limitations resulting from insufficient or variable bandwidth.  The impact of this Patent becomes more significant as content owners and those that facilitate content delivery adopt this model.  Our Patent is expected to expire in February 2010.

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

We propose to grant licenses to use our patent-pending digital watermarking technology on terms comparable to the “reasonable royalty” provided for by U.S. patent laws.  Upon successfully licensing our patent, we could earn an initial licensing fee and/or per-use royalties, meaning that each time a licensed event occurs (e.g. each time a digital watermark is encoded in a video) a specified royalty will be paid to us.  Upon suitable negotiated terms, we may also consider bulk-fee licensing agreements, either apart from or in addition to per-use royalties.

We intend to pursue a similar strategy for our patented VOD technology that we will use for our patent-pending digital watermarking technology with regard to the rights related to the VOD technology.

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

Customers and Markets

The principal market for our services is the business-to-business sector, rather than the individual consumer sector. The market for digital watermarking technology may be required by copyright-owning content providers who have concerns about the potential for digital piracy of their material.  Protocols may develop which will require participants in the video industry to embrace some form of digital watermarking.  We will follow those developments closely, and, if necessary, take steps to promote and protect our digital watermarking technology.

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

During fiscal 2008 and 2007, our research and development expenditures were $80,000 and $197,000, respectively.

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

Employees

As of March 31st, 2009, we employed four people, including our two senior executive officers, one technology and one administrative employee. We consider the relationships with our employees to be good.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES; WE EXPECT TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date,

we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses.  For the year ended December 31, 2008, we had a net loss of $915,918.  As of December 31, 2008, we had an accumulated deficit of $38,185,097 and a working capital deficit of $421,078.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so. If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.  Because of factors discussed in this paragraph, our auditors, in their report on our financial statements, have expressed substantial doubt concerning our ability to continue as a going concern.

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO REMAIN IN BUSINESS.

We require substantial working capital to fund our business.  We have had significant operating losses and negative cash flow from operations since inception of our current business and expect to continue to do so for the foreseeable future.  Our capital requirements will depend on several factors, including the rate of market acceptance of our products and services, the ability to establish and expand a client base and the growth and effectiveness of our sales and marketing efforts.  We estimate we will require approximately $1.25 Million to $1.75 Million in financing to meet our working capital needs over the remainder of 2009 and substantial additional financing thereafter.  Further, if capital requirements vary materially from those currently planned, we may require additional financing.  We have no arrangements or commitments for any financing.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

Our future financial performance will depend in large part on the growth in demand for our digital watermarking services and products.  This market is emerging and rapidly evolving, is characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology.  As is typical in new and evolving markets, demand and market acceptance for our products and services is subject to a high level of uncertainty.  Because the market for our products is evolving, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market.  There can be no assurance that a significant market for our products will develop, or that it will develop at an acceptable rate or that new competitors will not enter the market.  In addition, even if a significant market develops for such products, there can be no assurance that our products will be successful in such a market.  If a significant market fails to develop, develops more slowly than expected or attracts new competitors, or if our products do not achieve market acceptance, our business prospects, financial condition and results of operations will be materially adversely affected.

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

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Although we believe that we currently have adequate internal controls procedures in place, we cannot be certain that our internal controls over financial reporting will remain effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

WE DO NOT CURRENTLY HAVE ANY PAYING CUSTOMERS.

Our sales were $24,000 in 2008 and $Nil in 2007.  One customer accounted for 100% of our revenue for the year ended December 31, 2008.  We expect a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.  Our inability to increase the number of our customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

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

OUR SHARE PRICE HAS BEEN AND COULD BE HIGHLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

The trading price of our common shares has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors including: variations in quarterly operating results; new products or services offered by us or our competitors; conditions or trends in the Internet and online commerce industries; changes in the economic performance and/or market valuations of other Internet and online service companies; and other events or factors, many of which are beyond our control.  In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations, including large price drops in 2008, 2003, 2002 and 2001, that have often been unrelated or disproportionate to the operating performance of such companies.  These broad market and industry factors may materially adversely affect the market price of our common shares, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies.  Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

Item 1B.

Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

Our headquarters and executive offices are located in Niantic, Connecticut consisting of 1,100 square feet with a two year lease that expires July of 2010.  The annual base rent is $13,560.

We also lease 800 square feet of office space located in Vancouver, British Columbia, with a five year lease that expires March 2009 and converts to a month-to-month lease thereafter.  The annual base rent is $20,000.

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

The following table shows the high and low sales prices (in Canadian dollars) of our common shares as reported by the TSX for the periods indicated.

	TSX (Symbol “US”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2007	0.32	0.155
Second Quarter 2007	0.225	0.17
Third Quarter 2007	0.23	0.16
Fourth Quarter 2007	0.185	0.11
First Quarter 2008	0.195	0.11
Second Quarter 2008	0.185	0.06
Third Quarter 2008	0.075	0.04
Fourth Quarter 2008	0.05	0.015

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “USVO”)
Period	High (US $)	Low (US $)
First Quarter 2007	0.262	0.135
Second Quarter 2007	0.215	0.165
Third Quarter 2007	0.215	0.14
Fourth Quarter 2007	0.18	0.112
First Quarter 2008	0.19	0.105
Second Quarter 2008	0.175	0.061
Third Quarter 2008	0.07	0..039
Fourth Quarter 2008	0.045	0.011

As of March 31st 2009, there were 178,526,364 common shares outstanding, held by 1,585 shareholders of record.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

All sales of securities made by us during the year ended December 31, 2008 that were not registered under the Securities Act have been disclosed in our report on Form 10-Q for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008 or in this Form 10-K.  The sales did not involve the use of an underwriter and no commissions were paid in connection with the sale of any of these securities.

Item 6.

Selected Financial Data.

The following table presents selected historical financial data.  The consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008, and the balance sheet data as of December 31, 2007 and 2008 are derived from our consolidated financial statements included elsewhere in this report, which have been audited by John A. Braden & Company, P.C., independent auditors for fiscal 2008, by GLO CPAs, LLP, independent auditors for fiscal 2007 and by Goldstein Golub Kessler LLP for fiscal 2007.  The selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	December 31
Item	2008 $	2007 $	2006 $	2005 $	2004 $
Revenue	24,000	--	--	18,800	4,700
Net loss	(915,918)	(1,784,193)	(1,249,045)	(958,250)	(1,403,838)
Loss per share	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Total assets	3,055	73,905	55,478	89,599	89,501
Long-term obligations	--	--	--	--	--
Cash dividends per share	--	--	--	--	--

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

As more fully discussed below we have not been profitable, and our revenues for 2008 were $24,000.  We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the remainder of fiscal 2009 and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION.     In December 2004, the Financial Accounting Standards Board ‘‘FASB’’ issued SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS 123(R)’’). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) on January 1, 2007. SFAS 123(R) permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. We use the modified prospective transition method, which requires that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.

COMMITMENTS AND CONTINGENCIES.     We account for commitments and contingencies in accordance with financial accounting standards board Statement No. 5, Accounting for Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Results of Operations

Revenues

Revenues for the year ended December 31, 2008 ("fiscal 2008") was $24,000 and for the year ended December 31, 2007 ("fiscal 2007”) was $-0-. All revenue for fiscal 2008 was derived from a license agreement for digital watermarking.  We had one customer, which accounted for 100% of the revenue in fiscal 2008.

Expenses

Total operating expenses for fiscal 2008 was $983,051, compared with $1,812,218 for fiscal 2007.  For fiscal 2008, cost of sales was $750, as compared with $-0- for fiscal 2007.

Additional expenses included amortization of $3,323 for fiscal 2008 and fiscal 2007 for the amortization of the patents.  Non-cash compensation charges for fiscal 2008 were $200,775 and for fiscal 2007 were $741,918, due mostly to issuance of common shares and share purchase warrants to our officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance and the issuance of stock options to contractors due to our adoption of FASB 123R effective as of January 1, 2006.  Because the rules of the TSX allow that the offering price for privately placed securities of listed companies may be set at the market price when the offering is first announced, rather than upon closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.  In 2006 fair value of employee stock options for employees are included in non-cash compensation which is included in selling, general, and administrative expenses in the statement of operations.

Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions.  Professional fees decreased due to the court’s adverse ruling in the patent infringement litigation.   Administrative expenses have decreased as a result.

During the period ended December 31, 2008 and 2007, we wrote off accounts payable obligations of approximately $43,000 and $28,000 and recorded a gain of $43,000 and $28,000, respectively.

Fiscal 2008 versus fiscal 2007

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $80,150 for fiscal 2008, from $197,452 for the comparable period in fiscal 2007.

Selling, general and administrative expenses were $898,828 for fiscal 2008, as compared to $1,611,443 for fiscal 2007. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations.  The primary components of the increases/decreases from fiscal 2008 to fiscal 2007 were:

•

a $60,689 increase in fiscal 2008 in marketing expenses was due to management’s decision to direct our efforts toward the current customer in additional divisions;

•

a $108,780 decrease in professional fees in fiscal 2008 was due to the court’s adverse ruling in the patent infringement litigation; and

•

a $15,505 decrease in fiscal 2008 in public relations was due to management decision to perform public relations in house, previously a contracted outside service function.

•

a $541,144 decrease in fiscal 2008 in non-cash compensation charges due to a lower amount of options and private placements.

Impairment Loss on Long-Lived Assets are the result of the Company's inability to raise revenues in accordance with the corporate business plan, the Company continued operating at a loss for the year ended December 31, 2008.  As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") 144 "Accounting of the Impairment or Disposal of Long-Lived Assets". As a result of this impairment review, we recorded an impairment loss of approximately $25,000 during the three month period ended December 31, 2008, to reduce the carrying value of these assets to its estimated fair value.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for fiscal 2008 was $915,918, compared with a net loss of $1,784,193 for fiscal 2007.

Liquidity and Capital Resources

At December 31, 2008, our cash position was $65, a decrease of $36,635 from December 31, 2007.  We had a working capital deficit of $421,078 and an accumulated deficit of $38,185,097 at December 31, 2008.

Our principal source of cash during fiscal 2008 was proceeds of $282,000 received from the issuance of common stock and common stock warrants, $188,010 received from exercised warrants and $27,827 from exercised stock options. This was offset by $534,472 of cash used in operating activities.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During fiscal 2008, officers, directors, employees and a small group of investors exercised warrants and stock options, resulting in gross proceeds to us of $497,837.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2008, have stated that there is substantial doubt about our ability to continue as a going concern.  As of December 31, 2008, we had $65 in cash. We will require an additional $1.25 million to $1.75 million to finance operations for the fiscal 2009 and we intend to obtain such financing through sales of our equity securities.  The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $1.25 million to $1.75 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities.  Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $2.0 million to $3.0 million for fiscal 2010.  We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2008 we have no off-balance sheet arrangements.

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

USA VIDEO INTERACTIVE CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-3

Comments by Auditors for Canadian Readers on U.S./Canada Reporting Differences

F-4

Consolidated Financial Statements:

Balance Sheets

F-5

Statements of Operations

F-6

Statements of Stockholders' Equity (Deficiency)

F-7

Statements of Cash Flows

F-8

Notes to Consolidated Financial Statements

F-9 - F-18

JOHN A. BRADEN & COMPANY, P.C.

____________________________________________________________________________________________________________

Members of the Texas Society of            Members of the American Institute

Certified Public Accountants         Certified Public Accountants          of Certified Public Accountants

Members of PCPS & Center for Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Video Interactive Corp.

We have audited the accompanying consolidated balance sheet of USA Video Interactive Corp. as of December 31, 2008 and 2007, and the related statement of operations, stockholders’ equity (deficiency), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video Interactive Corp. as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ John A. Braden & Company P.C.

JOHN A. BRADEN & COMPANY P.C.

Houston, Texas

March 31, 2009

Tel. 281.873.5005 · Fax 281.873.5383 · 12941 Interstate 45 North · Suite 422 · Houston, Texas 77060

JOHN A. BRADEN & COMPANY, P.C.

____________________________________________________________________________________________________________

Members of the Texas Society of            Members of the American Institute

Certified Public Accountants         Certified Public Accountants          of Certified Public Accountants

Members of PCPS & Center for Audit Quality

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

Our report to the Board of Directors dated March 31, 2009, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

/s/ John A. Braden & Company P.C.

JOHN A. BRADEN & COMPANY P.C.

Houston, Texas

March 31, 2009

Tel. 281.873.5005 · Fax 281.873.5383 · 12941 Interstate 45 North · Suite 422 · Houston, Texas 77060

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$ 65	$ 36,700
Prepaid expenses and other current assets	2,990	8,670
Total current assets	3,055	45,370

Property and Equipment - at net	-	-

Intangible assets, net	-	28,535

Prepaid rent	-	-

Deferred Tax Assets, net of valuation allowance of $9,683,000 and
$9,440,000, respectively	-	-
Total Assets	$ 3,055	$ 73,905

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 423,973	$ 277,517
Due to related parties	160	160
Total current liabilities	424,133	277,677

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized
250,000,000 shares issued and outstanding 178,526,363 and
170,108,088 shares, respectively	37,764,019	37,065,407

Accumulated deficit	(38,185,097)	(37,269,179)
Stockholders' deficiency	(421,078)	(203,772)
Total Liabilities and Stockholders' Deficiency	$ 3,055	$ 73,905

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31,	2008	2007

Revenue	$ 24,000	$ -

Expenses:
Cost of sales	750	-
Research and development	80,150	197,452
Selling, general and administrative (includes noncash compensation charges of approximately 201,000 and 742,000)	898,828	1,611,443
Depreciation and amortization	3,323	3,323
Total expenses	983,051	1,812,218
Loss from operations	(959,051)	(1,812,218)

Other income (expense), net:
Interest income (expense) (net of interest income
of $-0- and $856, respectively)	288	(158)
Gain on settlement of accounts payable	42,845	28,183
	43,133	28,025

Net loss	$ (915,918)	$ (1,784,193)

Net loss per share - basic and diluted	$ (.01)	$ (.01)
Weighted-average number of common shares outstanding -
basic and diluted	173,348,574	163,689,294

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock and			Stockholders'
	Additional Paid-in Capital		Accumulated	Equity
	Shares	Amount	Deficit	(Deficiency)

Balance at January 1, 2007	157,273,088	35,214,564	(35,484,986)	(270,422)
Issuance of common stock upon exercise of warrants	11,250,000	948,025	-	948,025
Issuance of common stock upon exercise of stock options	1,585,000	160,900	-	160,900
Noncash compensation charges	-	741,918	-	741,918
Net loss	-	-	(1,784,193)	(1,784,193)

Balance at December 31, 2007	170,108,088	37,065,407	(37,269,179)	(203,772)
Issuance of common stock and common
stock warrants for cash	6,000,000	282,000	-	282,000
Issuance of common stock upon exercise of warrants	2,140,000	188,010	-	188,010
Issuance of common stock upon exercise of stock options	278,275	27,827	-	27,827
Noncash compensation charges	-	200,775	-	200,775
Net loss	-	-	(915,918)	(915,918)

Balance at December 31, 2008	178,526,363	$ 37,764,019	$(38,185,097)	$ (421,078)

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2008	2007
Cash flows from operating activities:
Net loss	$ (915,918)	$ (1,784,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,323	3,323
Gain on sale of equipment	-	-
Gain on settlement of accounts payable	(42,845)	(28,183)
Impairment loss on long-lived assets	25,212	-
Noncash compensation charge	200,775	741,918
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	5,680	586
Decrease (increase) in prepaid rent	-	-
Increase (decrease) in accounts payable and accrued expenses	189,301	(20,040)
Net cash used in operating activities	(534,472)	(1,086,589)
Cash flows from investing activities:
Proceeds from equipment sales	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activity - proceeds from the
issuance of common stock and warrants and exercise of options	497,837	1,108,925
Net cash provided by financing activities
Net increase (decrease) in cash and cash equivalents	(36,635)	22,336
Cash and cash equivalents at beginning of year	36,700	14,364
Cash and cash equivalents at end of year	$ 65	$ 36,700
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ -	$ 1,014

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

2. BUSINESS:

USA Video Interactive Corp. (the "Company") is a designer of high-tech Internet streaming video-on-demand systems, services and solutions.  At December 31, 2008 and for the three-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $915,918 and $1,784,193 for the years ended December 31, 2008 and 2007, respectively.  In addition, the Company has a working capital deficiency of approximately $421,000 and a stockholders’ deficiency of approximately $421,000 at December 31, 2008. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 123 (R) (revised 2004), ‘‘Share-Based Payment’’ which revised Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’. This statement supersedes Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented by the Company effective January 1, 2006

The implementation of FAS No. 123 (R) has resulted in charges of $200,775 and $741,918 for the years ended December 31, 2008 and 2007, respectively.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
Year ended December 31	2008	2007
Expected dividend yield	- 0 -	- 0 -
Risk-free interest rate	1.55-2.50%	2.85-4.98%
Volatility	136-145%	136-154%
Expected life (years)	2	2

Effective January 1, 2007, the Company adopted FAS No. 123 (R) utilizing the modified prospective method. FAS No. 123 (R) requires the recognition of stock-based compensation expense in the financial statements.

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

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period.  The aggregate effect of translation adjustments is immaterial at December 31, 2008 and 2007.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants.  Potential common stock amounts of approximately 14,000,000 and 25,415,000 for the years ended December 31, 2008 and 2007, respectively, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

In June 2007, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN No. 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 MAJOR CUSTOMERS:	During the year ended December 31, 2008 one customer accounted for 100% of total revenue.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	Prepaid expenses and other current assets consist of the following:
	December 31,	2008	2007
	Prepaid Rent	$1,100	$1,100
	Taxes Receivable	1,890	7,168
	Other (none in excess of 5% of current assets)	-0-	402
		$2,990	$8,670

6. INTANGIBLE ASSETS:	Intangible assets consist of the following (as of December 31, 2008 the asset was impaired and written off)
		Gross Carrying Amount	Accumulated Amortization
	Patents and patents pending	-0-	-0-
	Aggregate Amortization Expense: For the year ended December 31, 2008		$3,323

7. PROPERTY AND EQUIPMENT:	Property and equipment, at cost, consists of the following:

December 31,	2008	2007	Estimated Useful Life
Office Equipment	$ 16,069	$ 16,069	5 years
Less accumulated depreciation	16,069	16,069
	$ - 0 -	$ - 0 -

	Depreciation and amortization expense amounted to $-0- for the years ended December 31, 2008 and 2007.
8. ACCOUNTS PAYABLE AND	Accounts payable and accrued expenses consist of the following:
ACCRUED	December 31,	2008	2007
EXPENSES	Accounts payable	$ 224,537	$ 143,482
	Accrued professional fees	101,627	113,593
	Accrued payroll and related tax withholdings	96,309	7,839
	Amounts due for purchased computer equipment	1,500	12,603
		$ 423,973	$ 277,517
	During the period ended December 31, 2008 and 2007, we wrote off accounts payable obligations of approximately $43,000 and $28,000 and recorded a gain of $43,000 and $28,000, respectively.

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

10. STOCK- HOLDERS' EQUITY:

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

During 2008, the Company issued 2,140,000 shares of common stock upon the exercising of warrants with exercise prices ranging from $.0870 to $.0890 per common share and issued 278,275 shares of common stock upon the exercising of stock options with exercise price of $.1000.

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

In February 2008, the Company granted 500,000 options to an employee of the Company to purchase 500,000 shares at a price of $0.10 to February 2010. The Company charged operations for the fair value of these options, approximately $37,650, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

In April 2008, the Company granted 250,000 options to a contractor of the Company to purchase 250,000 shares at a price of $0.10 to April 2010. The Company charged operations for the fair value of these options, approximately $28,125, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTIONS AND STOCK WARRANTS:

The Company has a stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

In June 2001, the Company adopted a Stock Option Plan (the "2001 Plan"). The 2001 Plan authorizes the issuance of up to 8,400,000 of the Company's common shares, subject to adjustment under certain circumstances.  The 2001 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").  The Company's 2001 plan will remain in effect until all granted stock options are exercised, expired or canceled.  In February 2007, the Company adopted a new Stock Options Plan (the “2005 Plan”).  The 2005 Plan authorizes the issuance of up to 13,900,000 of the Company's common shares, subject to adjustment under certain circumstances. Shareholders approved in the June 2008 annual meeting an amendment to the 2005 Stock Option Plan to increase the number of shares from 13,900,000 shares to 16,000,000 shares.  The Company is listed on the TSX Venture Exchange ("TSX") and is subject to a limitation on the number of options a company may have. The 2005 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").  The Company's previous option plan will remain in effect until all granted stock options are exercised, expired or canceled.

A summary of the status of the Company's options and changes during the years is presented below:

Year ended December 31	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	15,240,000	$0.10	12,690,000	$0.10
Granted	750,000	$0.10	8,185,000	$0.12
Exercised	278,275	$0.10	1,585,000	$0.10
Cancelled/expired	7,711,725	$0.10	4,050,000	$0.10
Outstanding at end of year	8,000,000	$0.10	15,240,000	$0.11
Options exercisable at year end	8,000,000		15,240,000
Weighted average fair value of options granted during the year		$0.10		$0.11

The aggregate intrinsic value at December 31, 2008 was $937,750.

There is no future unrecognized compensation since all of the options granted are immediately exercisable and fully vested.

The following table summarizes information about fixed stock options outstanding at December 31, 2008:

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighed Average Exercise Price
$0.10-$0.14	8,000,000	0.82	$0.10	8,000,000	$0.10

Warrants to purchase shares of common stock are as follows:

Year ended December 31,	2008		2007
	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price

Outstanding at beginning of year	10,175,000	$0.087 - $0.089	23,989,000	$0.080 - $0.130
Issued	6,000,000	$0.089	-0-	N/A
Exercised	(2,140,000)	$0.087 - $0.089	(11,250,000)	$0.080 - $0.130
Expired	(8,035,000)	$0.087 - $0.089	(2,564,000)	$0.080 - $0.130
Outstanding at end of year	6,000,000	$0.089	10,175,000	$0.087 - $0.089

Warrants issued in 2008 have a contractual life of two years from the date of issuance.

12. INCOME TAXES:

As of December 31, 2008 the Company had deferred tax assets resulting primarily from net operating loss carryforwards of approximately $26,000,000, which are available to offset future taxable income, if any, through 2028.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2008	2007
Net operating loss carryforwards	$ 9,683,000	$ 9,440,000
Valuation allowance	(9,683,000)	(9,440,000)
Net deferred tax assets	$ - 0 -	$ - 0 -

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2008	2007
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 - %	- 0 - %

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):	The following table summarizes selected quarterly data for the years ended December 31, 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2007:
Revenue	$ -0-	$ - 0 -	$ - 0 -	$ - 0 -	$ -0-
Expenses	(308,261)	(316,939)	(593,021)	(565,972)	(1,784,193)
Net Loss	(308,261)	(316,939)	(593,021)	(565,972)	(1,784,193)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
2008:
Revenue	$ 6,000	$ 6,000-	$ 6,000	$ 6,000-	$ 24,000
Expenses	(259,305)	(242,053)	(296,571)	(141,989)	(939,918)
Net Loss	(253,305)	(236,053)	(290,571)	(135,989)	(915,918)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

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

PART III

Item 10.

Directors and Executive Officers of the Registrant.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of USA Video:

Name	Age	Position	Period of Service
Edwin Molina	53	Director, Chief Executive Officer and President	Since 1998
Anton J. Drescher	52	Director, Chief Financial Officer and Secretary	Since 1994
Maurice Loverso (1)	48	Director	Since 2003
Rowland Perkins (1)	55	Director	Since 2005

(1)

Member of the Audit Committee

Edwin Molina, Anton Drescher, Maurice Loverso and Rowland Perkins were re-elected as directors of USA Video in June 2008.

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

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been Chief Financial Officer of USA Video since December 1994.  During the past 5 years to present, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves as a director and/or officer of the following TSX listed companies: International Tower Hill Mines Ltd. since October 1991, Dorato Resources Inc. since December 1998; Ravencrest Resources Inc. since April 2007 and Trevali Resources Corp. since 2008.  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2008.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them, with the exception of Edwin Molina, who filed a Form 4 late on a number of occasions.

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

Item 11.

Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to USA Video's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2008, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$		$	$
Molina, Edwin CEO	2008 2007 2006	102,000 102,000 102,000	-0- -0- -0-	(1) 12,375 (2-3) 326,940 (4-6) 153,475	-0- -0- -0-	-0- (2-3) 3,650,000 (6) 2,000,000	-0- -0- -0-	-0- -0- -0-
Drescher, Anton CFO	2008 2007 2006	(7) 72,002 (7) 60,000 (7) 60,432	-0- -0- -0-	(8) 62,438 (9-10) 141,960 (11) 127,800	-0- -0- -0-	-0- (9-10) 1,600,000 (11) 2,000,000	-0- -0- -0-	-0- -0- -0-
Loverso, Maurice Director	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- (12-13) 13,240 (14) 14,500	-0- -0- -0-	-0- (12-13) 150,000 (14) 250,000	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland Director	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- (15-17) 19,175 (18) 6,460	-0- -0- -0-	-0- (15-17) 200,000 (18) 100,000	-0- -0- -0-	-0- -0- -0-

(1)

In September 2008, Mr. Molina purchased 550,000 units (each comprised of one common share and one warrant to acquire one common share at $0.094 per share) at $0.047 per unit.  This compensation resulted from the differential between the fair value and the purchase price of the common stock and the differential between the fair value of the underlying common stock and the exercise price of the warrants.

(2)

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

(4)

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

(7)

Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for his services as an executive officer of the Company.

(8)

In September 2008, Mr. Drescher purchased 2,775,000 units (each comprised of one common share and one warrant to acquire one common share at $0.094 per share) at $0.047 per unit.  This compensation resulted from the differential between the fair value and the purchase price of the common stock and the differential between the fair value of the underlying common stock and the exercise price of the warrants.

(9)

In July 2007, Mr. Drescher was granted a stock option to purchase up to 600,000 shares of common stock at an exercise price of $0.14 per share, exercisable on or before July 30th, 2009.  This compensation resulted from the total fair value of the stock option

(10)

In December 2007, Mr. Drescher was granted a stock option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 27th, 2009.  This compensation resulted from the total fair value of the stock option

(11)

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

(14)

In December 2006, Mr. Loverso was granted a stock option to purchase up to 250,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 4th, 2008.  This compensation resulted from the total fair value of the stock option.

(15)

In January 2007, Mr. Perkins was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before January 25th, 2009.  This compensation resulted from the total fair value of the stock option

(16)

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

No stock options were granted to the Named Executive Officers during the year ended December 31, 2008.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2008 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realised ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Molina, Edwin	475,000	-0-	0 / 0	N/A	/ $0
Drescher, Anton	-0-	-0-	0 / 0	N/A	/ $0
Loverso, Maurice	-0-	-0-	0 / 0	N/A	/ $0
Perkins, Rowland	-0-	-0-	0 / 0	N/A	/ $0

(1)

On December 31, 2008, the average of the high and low bid prices of the common shares on the OTC BB was $0.02.

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

Name	Shares Owned	Percentage of Class
Edwin Molina (1)	10,848,649	5.64%
Anton J. Drescher (2)	13,296,883	6.91%
Maurice Loverso (3)	150,000	0.08%
Rowland Perkins (4)	362,500	0.19%
All Executive Officers and Directors as a Group (four persons)	24,658,032	12.81%

(1)

Includes 550,000 common shares underlying warrants and 3,650,000 common shares underlying stock options that are currently exercisable by Mr. Molina.  Mr. Molina's address is 8 West Main Street, Niantic,

Connecticut.

(2)

Includes 2,775,000 common shares underlying warrants and 1,600,000 common shares underlying stock options that are currently exercisable by Mr. Drescher.  Mr. Drescher's address is 8 West Main Street, Niantic, Connecticut.

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

Item 13.

Certain Relationships and Related Transactions.

In 2008, we paid consulting fees of $72,002 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, in consideration of management and consulting services provided by Mr. Drescher's company.

Item 14.

Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by John A. Braden & Company P.C./GLO CPAs LLP/Goldstein Golub Kessler LLP for the audit of our annual financial statements for the years ended December 31, 2008 and 2007 and fees billed for other services rendered by John A. Braden & Company P.C./GLO CPAs LLP/Goldstein Golub Kessler LLP during those periods

John A. Braden & Company P.C.

Year ended December 31	2008	2007
Audit fees	$ 9,000	$ -0-
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$ 9,000	$ -0-

GLO CPAs LLP

Year ended December 31	2008	2007
Audit fees	$ 15,000	$ 37,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$ 15,000	$ 37,000

The Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2008.  The Audit Committee had concluded that as no -audit services were provided during fiscal 2008 or fiscal 2007 there is no issue with respect to maintaining the independence of John A. Braden & Company P.C./GLO CPAs LLP.

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

(b)

Reports on Form 8-K

During the last quarter of the fiscal year covered by this Report, the Company filed the filing reports on Form 8-K:

(i)

On March 30th, 2009 we announced that, effective March 25th, 2009, we had terminated GLO CPAs LLP as our auditors and appointed John A. Braden & Company, P.C. as auditors in their place, effective for the fiscal year ended December 31, 2008.

(ii)

On November 18th, 2008 we announced that we had released a corporate update together with www.DigitalMediaStocks.com, an investor and industry portal for the digital media sector within investorideas.com.  The release was done via a Podcast format with Patrick Gregston.

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

Date: March 31st, 2009

Edwin Molina

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edwin Molina

Chief Executive Officer, Director

March 31st, 2009

-----------------------

Edwin Molina

/s/ Anton J. Drescher

Chief Financial Officer, (principal

March 31st, 2009

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

March 31st, 2009

-----------------------

Maurice Loverso

/s/ Rowland Perkins

Director

March 31st, 2009

-----------------------

Rowland Perkins