Form 10-Q
period 2009-03-31
USA VIDEO INTERACTIVE CORP
filed 2009-05-12
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  [ X ]       No  [   ]

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

Yes   [   ]       No [ X ]

At May 11, 2009, there were 178,526,363 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	March 31,	December 31,
	2009	2008

	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$ 3,182	$ 65
Accounts Receivable	6,000	-
Prepaid expenses and other current assets	1,533	2,990

Total current assets	10,715	3,055

Property and Equipment - at cost, net	-	-

Deferred Tax Assets, net of valuation allowance
of $9,722,000 and $9,683,000, respectively	-	-

Total Assets	$ 10,715	$ 3,055

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 545,574	$ 423,973
Due to related parties	160	160

Total current liabilities	545,734	424,133

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 178,526,363	37,764,019	37,764,019
Accumulated deficit	(38,299,038)	(38,185,097)

Stockholders' deficiency	(535,019)	(421,078)

Total Liabilities and Stockholders' Deficiency	$ 10,715	$ 3,055

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

Three months ended March 31,	2009	2008
(Unaudited)
Revenue	$ 6,000	$ 6,000

Expenses:
Cost of sales	-	750
Research and development	9,000	29,350
Selling, general and administrative	110,941	228,625
Depreciation and amortization	-	831

Total expenses	119,941	259,556
Loss from operations	(113,941)	(253,556)

Other income (expense)
Interest (expense)	-	251
Gain on settlement of accounts payable	-	-
Gain on sale of equipment	-	-

	-	251

Net loss	$ (113,941)	$ (253,305)

Net loss per share - basic and diluted	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	178,526,364	170,440,331

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock

			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2008	178,526,363	$ 37,764,019	$ (38,185,097)	$ (421,078)
Issuance of common stock upon
exercise of warrants	-	-	-	-
Issuance of common stock upon
exercise of stock options		-	-	-
Noncash compensation charges		-	-	-
Net loss		-	(113,941)	(113,941)

Balance at March 31, 2009	178,526,363	$ 37,764,019	$ (38,299,038)	$ (535,019)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Three months ended March 31,	2009	2008

(Unaudited)
Cash flows from operating activities:
Net loss	$ (113,941)	$ (253,305)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	831
Noncash compensation charge	-	37,650
Gain on settlement of accounts payable	-	-
Gain on sale of equipment	-	-
Changes in operating assets and liabilities:
Increase in accounts receivables	(6,000)	-
Decrease in prepaid expenses and other current assets	1,457	676
(Decrease) in accounts payable and accrued expenses	121,601	125,031

Net cash used in operating activities	3,117	(89,117)

Cash flows from investing activities:
Proceeds from sale of equipment	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	-	60,927

Net cash provided by financing activities	-	60,927

Net (decrease) in cash and cash equivalents	3,117	(28,190)

Cash and cash equivalents at beginning of period	65	36,700

Cash and cash equivalents at end of period	$ 3,182	$ 8,510

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

(Stated in US Dollars)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $113,941 for the three month period ended March 31, 2009 and, in addition the Company incurred losses of $915,918 and $1,784,193 for the years ended December 31, 2008 and 2007, respectively. As of March 31, 2009, the Company had an accumulated deficit of $38,299,038 and a working capital deficit of $535,019. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at March 31, 2009 and 2008.

NOTE C – COMMON STOCK

No shares of common stock was issued from January 1, 2009 to March 31, 2009.

NOTE D - CONTINGENT LIABILITY

The Compay’s patent infringement litigation against Movielink LLC came to a substantive conclusion on September 8, 2006, when the U.S. Court of Appeals for the Federal Circuit affirmed certain rulings of the U.S. District Court for the District of Delaware granting Movielink summary judgment of non-infringement. A further procedural determination was entered on September 26, 2007, taxing litigation costs against the Company

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to our interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees and granted the motions for costs, so that we now have a remaining liability from this litigation in the amount of approximately $30,000, not counting our own remaining attorney fees and litigation expenses.  Our subsidiary filed notice of appeal from the district court's adverse substantive decisions, but was unable to prosecute the appeal and so it was dismissed.

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

The Company leases its United States office space under a non-cancelable operating lease, expiring in July 2010.  The minimum rental commitment of this lease is approximately $13,560 annually.  The Company leases its Canadian office space on a month to month basis.  Rent expense United States and Canada amounted to $10,001 and $11,004 for the three months ended March 31, 2009 and 2008, respectively.

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

During the three month period ended March 31, 2009, the Company granted no options.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

A summary of the status of the Company's options and changes for the three months ended March 31, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	8,000,000	$0.10 $0.14
Granted	-0-	n/a
Exercised	-0-	n/a
Cancelled/expired	250,000	$0.155
Outstanding at end of period	7,750,000	$0.10 -$0.14	0.6years	$899,000
Options exercisable at end of period	7,750,000

As of March 31, 2009 all options are fully vested.

NOTE  F – INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2009, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2009 and December 31, 2008.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2009.

The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

NOTE H – SUBSEQUENT EVENTS

From April 1, 2009 to May 11, 2009, the Company granted stock options to purchase up to 650,000 shares of common stock, exercisable at a price of $0.05US per share, expiring two years from the date of grant, which option grants are subject to regulatory approval.

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

Although we have generated nominal sales for the initial quarter of 2009, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

We hold the patent for Store-and-Forward Video-on-Demand (#5,130,792), filed in 1990 and issued by the United States Patent and Trademark Office on July 14, 1992.  Our patent is expected to expire in February 2010.  It has been cited by at least 145 subsequent patents.  We hold similar patents in England, France, Spain, Italy, Germany, Canada, and Japan.  We anticipate actively engaging in licensing this patent.

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

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2009 and March 31, 2008 were $6,000 for each year.  Revenues were generated from Software License Agreement from our Smartmark™ Software.

Cost of Sales

The cost of sales for the three months ended March 31, 2009 and March 31, 2008 were $-0- and $ 750, respectively.  Costs are the royalties on our video watermarking license agreement with Digimarc Corporation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the three months ending March 31, 2009.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer.   Administrative expenses have decreased as a result.

Selling, general and administrative expenses for the three months ended March 31, 2009 decreased $117,684 to $113,941 from $228,625 for the three months ended March 31, 2008.  The overall decrease was the result of professional fees.

Professional expenses for the three months ended March 31, 2009, decreased to $2,500 from $59,714 for the comparable period of 2008.  The decreased costs in the first quarter of 2009 were due to the no activity with patent infringement lawsuit.

Product marketing expenses for the three months ended March 31, 2009, decreased to $18,587 from $26,241 for the comparable period in 2008.  The decrease was due to management’s decision to direct our efforts towards our current customer.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $9,000 for the three months ended March 31, 2009, from $29,350 for the comparable period in 2008. The decrease was the result of a concentration in one application of research and development efforts for MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the three months ended March 31, 2009 were $-0-, compared to $37,650 for the comparable period in 2008.  The amount for the three months ended March 31, 2008 was due to the issuance of stock options to an employee.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for at least the remainder of 2009.  Our net loss for the three months ended March 31, 2009 was $113,941, compared with a net loss of $253,305 for the three months ended March 31, 2008.  The decrease in losses is directly related to the decrease in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had a cash position of $3,182, compared to $65 at December 31, 2008.  We anticipate capital requirements of $500,000 for the continued development of our MediaSentinel™ products $750,000 for commercialization of our MediaSentinel™ products and $500,000 for costs associated with the administration of our company.

We will require additional financing to fund current operations through fiscal 2009.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $1.25 million to $1.75 million to finance operations through fiscal 2009 and we intend to seek such financing through sales of our equity securities.  We have not raised any capital in the three months ended March 31, 2009.

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

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Our patent infringement litigation against Movielink LLC came to a substantive conclusion on September 8, 2006, when the U.S. Court of Appeals for the Federal Circuit affirmed certain rulings of the U.S. District Court for the District of Delaware granting Movielink summary judgment of non-infringement. A further procedural determination was entered on September 26, 2007, taxing litigation costs against us

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to our interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees and granted the motions for costs, so that we now have a remaining liability from this litigation in the amount of approximately $30,000, not counting our own remaining attorney fees and litigation expenses.  Our subsidiary filed notice of appeal from the district court's adverse substantive decisions, but was unable to prosecute the appeal and so it was dismissed.

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

We lease our United States office space under a non-cancelable operating lease, expiring in July 2010.  The minimum rental commitment of this lease is approximately $13,560 annually.  We lease our Canadian office space on a month to month basis.  Rent expense United States and Canada amounted to $10,001 and $11,004 for the three months ended March 31, 2009 and 2008, respectively.

Item 1A.

Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. These factors continue to be meaningful for your evaluation of our company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks presented in the Form 10-K.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On March 31st, 2009 we announced that we had terminated GLO CPAs, LLP (“GLO”) as our auditors.  We engaged John A. Braden & Company, P.C. ("Braden") as our independent certified public accountants commencing with the audit of our financial statements for the fiscal year ended December 31, 2008.  The decision to engage Braden was approved by the audit committee of our board of directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  May 11, 2009

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer