Form 10-Q/A
period 2008-03-31
USA VIDEO INTERACTIVE CORP
filed 2009-06-10
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

USA Video Interactive Corp. (the “Company”) filed its quarterly report on Form 10-Q for the quarter ended March 31, 2008 on May 15, 2008 (the “Original Filing”).  The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the certifications included as Exhibits 31 which certifications were prepared under the predecessor rules to Exchange Act Rules 13a-15 and 15d-14.  No revisions have been made to the Company’s financial statements or any other disclosure contained in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the text amended in the Original Filing which constitute new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Those sections or exhibits of the Original Filing that are unaffected by this Amendment are not included herein.

This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

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

Dated:  June 9, 2009

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer