Form 10-Q/A
period 2008-06-30
USA VIDEO INTERACTIVE CORP
filed 2009-06-10
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

Due to an error on the part of the EDGAR filing agent, on August 15, 2008 USA Video Interactive Corp. (the “Company”) filed its quarterly report on Form 10-Q for the quarter ended March 31, 2008 on August 15, 2008 (the “Incorrect Filing”), although the agent had been instructed to file the Form 10-Q for the quarter ended June 30, 2008.  On September 2, 2008 the correct version of the Form 10-Q for the quarter ended June 30, 2008 (the “Amended Filing”) was filed as an amendment to the Incorrect Filing filed on August 15, 2008.

The Company is filing this Amendment No. 2 on Form 10-Q/A for the quarter ended June 30, 2008 (this “Amendment No. 2”) to amend the certifications included as Exhibits 31 which certifications were prepared under the predecessor rules to Exchange Act Rules 13a-15 and 15d-14.  No revisions have been made to the Company’s financial statements or any other disclosure contained in the Amended Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 contains only the text amended in the Amended Filing which constitute new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Those sections or exhibits of the Amended Filing that are unaffected by this Amendment are not included herein.

This Amendment No. 2 continues to speak as of the date of the Amended Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Amended Filing.  Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Amended Filing, including the amendments to those filings, if any.

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