Form 10-Q/A
period 2008-09-30
USA VIDEO INTERACTIVE CORP
filed 2009-06-10
CIK 1107280

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

Explanatory Note

USA Video Interactive Corp. (the “Company”) filed its quarterly report on Form 10-Q for the quarter ended September 30, 2008 on November 14, 2008 (the “Original Filing”).  The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the certifications included as Exhibits 31 which certifications were prepared under the predecessor rules to Exchange Act Rules 13a-15 and 15d-14.  No revisions have been made to the Company’s financial statements or any other disclosure contained in the Original Filing.

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