Form 10-K/A
period 2008-12-31
USA VIDEO INTERACTIVE CORP
filed 2009-06-11
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: NONE

Explanatory Note

USA Video Interactive Corp. (the “Company”) filed its annual report on Form 10-K for the year ended December 31, 2008 on March 31, 2009 (the “Original Filing”).  The purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) is:

(i)

under Item 9A. Controls and Procedures, to include management’s conclusion about the internal controls over financial reporting and to add an additional provision that we do not have an attestation report from our registered public accounting firm regarding internal control over financial reporting; and

(ii)

amend the certifications included as Exhibits 31, which certifications did not include certain language required.

No revisions have been made to the Company’s financial statements or any other disclosure contained in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the text amended in the Original Filing under Item 9A and the new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Those sections or exhibits of the Original Filing that are unaffected by this Amendment are not included herein.

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

Based upon their evaluation of our controls, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the internal controls are ineffective.   The material weaknesses in our internal controls related to a lack of segregation of duties due to inadequate staffing within our accounting department and upper management, the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring controls and inadequate disclosure controls. There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

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

Date:   June 10, 2009

Edwin Molina

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edwin Molina

Chief Executive Officer, Director

June 10, 2009

-----------------------

Edwin Molina

/s/ Anton J. Drescher

Chief Financial Officer, (principal

June 10, 2009

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

June 10, 2009

-----------------------

Maurice Loverso

/s/ Rowland Perkins

Director

June 10, 2009

-----------------------

Rowland Perkins