Form 10-K/A
period 2008-12-31
USA VIDEO INTERACTIVE CORP
filed 2009-07-15
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

(i)

under Item 1A. Risk Factors, to revise a risk factor to state that management has concluded that internal controls over financial reporting are ineffective; and

(ii)

under Item 9A. Controls and Procedures, to include management’s conclusion about the disclosure controls and procedures.

No revisions have been made to the Company’s financial statements or any other disclosure contained in the Original Filing.

In connection with the filing of this Amendment No. 2, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as exhibits to this Amendment No.2 the certifications pursuant to Rule 13a-14(a).  Because no financial statements are contained within this Amendment No.1, the Company is not including those parts of the Rule 13a-14(a) certifications pertaining to financial statements and is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Our Chief Executive Officer and Chief Financial Officer have determined that our internal controls are ineffective.  The material weaknesses in our internal controls related to a lack of segregation of duties due to inadequate staffing within our accounting department and upper management, the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring controls and inadequate disclosure controls.  If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

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

Based upon their evaluation of our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting are ineffective.  The material weaknesses in our internal controls related to a lack of segregation of duties due to inadequate staffing within our accounting department and upper management, the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring controls and inadequate disclosure controls.

There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

We are committed to improving our financial organization.  As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to our company.

In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support our company if personnel turn over issues within the department occur.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Date:   July 14, 2009

Edwin Molina

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edwin Molina

Chief Executive Officer, Director

July 14, 2009

-----------------------

Edwin Molina

/s/ Anton J. Drescher

Chief Financial Officer, (principal

July 14, 2009

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

July 14, 2009

-----------------------

Maurice Loverso

/s/ Rowland Perkins

Director

July 14, 2009

-----------------------

Rowland Perkins