Form 10-K/A
period 2008-12-31
USA VIDEO INTERACTIVE CORP
filed 2009-07-23
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 3)

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

Documents Incorporated by Reference: NONE

Explanatory Note

USA Video Interactive Corp. (the “Company”) filed its annual report on Form 10-K for the year ended December 31, 2008 on March 31, 2009 (the “Original Filing”).  The purpose of this Amendment No. 3 on Form 10-K/A (this “Amendment”) is to amend management’s conclusion about the disclosure controls and procedures under Item 9A.

No revisions have been made to the Company’s financial statements or any other disclosure contained in the Original Filing.

In connection with the filing of this Amendment No. 3, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as exhibits to this Amendment No.2 the certifications pursuant to Rule 13a-14(a).  Because no financial statements are contained within this Amendment No.1, the Company is not including those parts of the Rule 13a-14(a) certifications pertaining to financial statements and is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350).

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as a result of the weaknesses in the design of our internal control over financial reporting.

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

Date:   July 22, 2009

Edwin Molina

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edwin Molina

Chief Executive Officer, Director

July 22, 2009

-----------------------

Edwin Molina

/s/ Anton J. Drescher

Chief Financial Officer, (principal

July 22, 2009

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

July 22, 2009

-----------------------

Maurice Loverso

/s/ Rowland Perkins

Director

July 22, 2009

-----------------------

Rowland Perkins