Form 10-Q
period 2009-06-30
USA VIDEO INTERACTIVE CORP
filed 2009-08-14
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes   [   ]       No [ X ]

At August 14, 2009, there were 178,526,364 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 525	$ 65
Accounts receivable	12,000	-
Prepaid expenses and other current assets	2,167	2,990
Total current assets	14,692	3,055
Property and Equipment - at cost, net	-	-
Deferred Tax Assets, net of valuation allowance
of $9,766,000 and $9,683,000, respectively	-	-
Total Assets	$ 14,692	$ 3,055
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 679,331	$ 423,973
Due to related parties	160	160
Total current liabilities	679,491	424,133
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 178,526,363 and
170,108,088, respectively	37,785,544	37,764,019
Accumulated deficit	(38,450,343)	(38,185,097)

Stockholders' deficiency	(664,799)	(421,078)

Total Liabilities and Stockholders' Deficiency	$ 14,692	$ 3,055

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenue	$ 6,000	$ 6,000	$ 12,000	$ 12,000

Expenses:
Cost of sales	4,650	-	4,650	750
Research and development	9,000	22,500	18,000	51,850
Selling, general and administrative	143,629	218,748	254,570	447,373
Depreciation and amortization	-	830	-	1,661

Total expenses	157,279	242,078	277,220	501,634
Loss from operations	(151,279)	(236,078)	(265,220)	(489,634)

Other income (expense)
Interest income (expense)	(26)	25	(26)	276
Gain on settlement of accounts payable	-	-	-	-
Gain on sale of equipment	-	-	-	-

	(26)	25	(26)	276

Net loss	$ (151,305)	$ (236,053)	$ (265,246)	$ (489,358)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	178,526,364	171,998,479	178,526,364	171,146,853

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2008	178,526,363	$ 37,764,019	$ (38,185,097)	$ (421,078)
Issuance of common stock upon
exercise of warrants	-	-	-	-
Issuance of common stock upon
exercise of stock options	-	-	-	-
Noncash compensation charges		21,525	-	21,525
Net loss		-	(265,246)	(265,246)

Balance at June 30, 2009	178,526,363	$ 37,785,544	$ (38,450,343)	$ (664,799)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Cash flows from operating activities:
Net loss	$ (151,305)	$ (236,053)	$ (265,246)	$ (489,358)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	830	-	1,661
Noncash compensation charge	21,525	28,125	21,525	65,775
Changes in operating assets and liabilities:
Increase in accounts receivables	(6.000)	-	(12,000)	-
Decrease in prepaid expenses
and other current assets	(634)	(939)	823	(263)
Increase (decrease) in accounts payable
and accrued expenses	133,757	45,178	255,358	170,209

Net cash used in operating activities	(2,657)	(162,859)	460	(251,976)

Cash flows from investing activities:
Proceeds from equipment sales	-	-	-	-

Net cash provided by investing activities	-	-	-	-

Cash flows from financing activities:
Proceeds from the exercise of common
stock and warrants	-	-	-	-
Proceeds from the issuance of common tock upon exercise of stock options	-	154,910	-	215,837

Net cash provided by financing activities		154,910	-	215,837

Net decrease in cash and cash
Equivalents	(2,657)	(7,949)	460	(36,139)

Cash and cash equivalents at beginning of period	3,182	8,510	65	36,700

Cash and cash equivalents at end of period	$ 525	$ 561	$ 525	$ 561

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $265,246 for the six month period ended June 30, 2009 and, in addition the Company incurred losses of $915,918 and $1,784,193 for the years ended December 31, 2008 and 2007, respectively. As of June 30, 2009, the Company had an accumulated deficit of $38,450,343 and a working capital deficit of $664,799. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at June 30, 2009 and 2008.

NOTE C – COMMON STOCK

No shares of common stock was issued from January 1, 2009 to June 30, 2009

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

The Company leases its United States office space under a non-cancelable operating lease, expiring in July 2010.  The minimum rental commitment of this lease is approximately $13,560 annually.  The Company leases its Canadian office space on a month to month basis.  Rent expense United States and Canada amounted to $20,367 and $22,704 for the six months ended June 30, 2009 and 2008, respectively.

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

During the six month period ended June 30, 2009 the Company granted 250,000 options to an employee of the Company to purchase 250,000 shares at a price of $0.10 to April  2010 and 400,000 options to a consultant of the Company to purchase 400,000 shares at a price of $0.10 to April 2011. The Company charged operations for the fair value of these options, approximately $12,325 and $9,200, respectively, and these amount are included in selling, general and administrative expenses in the accompany statement of operations.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	- 0 -
Risk-free interest rate	1.66-1.95%
Volatility	181-187%
Expected life (years)	1-2

A summary of the status of the Company's options and changes for the six months ended June 30, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	8,000,000	$0.10-$0.14
Granted	650,000	$0.10
Exercised	-0-	n/a
Cancelled/expired	250,000	$0.10
Outstanding at end of period	8,400,000	$0.10-$0.14	0.43 years	$964,000
Options exercisable at end of period	8,400,000

As of June 30, 2009 all options are fully vested.

NOTE  F – INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the second quarter of 2009, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2009 and December 31, 2008.

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

NOTE  G – SUBSEQUENT EVENTS

July 2009, 3,100,000 stock option expired.

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

RESULTS OF OPERATIONS

Sales

Sales for the six-month period ended June 30, 2009 and June 30, 2008 were $12,000.  Sales for the three-month period ended June 30, 2009 and June 30, 2008 were $6,000. Revenues were generated from Software License Agreement from our Smartmark™ Software.

Cost of Sales

The cost of sales for the six months ended June 30, 2009 was $4,650 as compared to $750 for the comparable period in 2008.  For the three-month period ended June 30, 2008, the cost of sales was $4,650 as compared to $-0- for the comparable period in 2008.  Costs are the royalties on our video watermarking license agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the six months ending June 30, 2009.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions and direct marketing to other possible customers.  Professional fees decreased due to the court’s adverse ruling in the patent infringement litigation   Administrative expenses have decreased as a result.

Selling, general and administrative expenses for the three months ended June 30, 2009 decreased by $75,119 to $143,629 from $218,748 for the three months ended June 30, 2008.  The decrease was due to management decision to use direct marketing.  For the six months ended June 30, 2009 the costs decreased by $192,803 to $254,570 from $447,373 for the comparable period in 2008.  The decrease was the result of expenses incurred related to professional fees and product marketing expenses.

Product marketing expense for the three months ended June 30, 2009, decreased to $18,334 from $46,764 for the comparable period in 2008.  The increase was due to management decision to use direct marketing.  For the six months ended June 30, 2009 these costs decreased to $36,921 from $73,071 for the comparable period in 2008.  The decrease was due to management’s decision to direct our efforts towards our current customer and direct marketing to other possible customers

Professional expenses for the three months ended June 30, 2008, decreased to $4,386 from $11,357 for the comparable period in 2008.  For the six months ended June 30, 2009 these costs decreased to $6,886 from $71,071 for the comparable period in 2008.  We incurred decreased costs in 2009 due to the patent infringement lawsuit.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractor fees, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $18,000 for the six months ended June 30, 2009, from $51,850 for the comparable period in 2008 and to $9,000 for the three months ended June 30, 2009 from $22,500 for the comparable period in 2008.  The decrease was the result of a concentration in one application of research and development efforts for MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the six months ended June 30, 2009 were $21,525, compared to $65,775 for the comparable period in 2008.   The amount for the six months ended June 30, 2009 was due to the issuance of stock options to contractors

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for the remainder of 2009.  Our net loss for the six months ended June 30, 2009 was $265,246, compared with a net loss of $489,358 for the six months ended June 30, 2008.  The decrease in losses is directly related to the reduction in professional fees, research and development and marketing.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had a cash position of $525, compared to $65 at December 31, 2008.  We anticipate capital requirements of $700,000 for the continued development of our MediaSentinel™ products and 700,000 for commercialization of our MediaSentinel™ products.

We will require additional financing to fund current operations through fiscal 2009.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $0.75 million to $1.25 million to finance operations through fiscal 2009 and we intend to seek such financing through sales of our equity securities.  We have not raised any capital in the six months ended June 30, 2009.

Assuming the aforementioned $0.75 million to $1.25 million in financing is obtained, we believe that continuing operations for the longer term will be supported through anticipated licensing revenues and through additional sales of our securities.  We have no binding commitments or arrangements for additional financing, and there is no assurance that we will be able to obtain any additional financing on terms acceptable to us, if at all.

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

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

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

The Company leases its United States office space under a non-cancelable operating lease, expiring in July 2010.  The minimum rental commitment of this lease is approximately $13,560 annually.  The Company leases its Canadian office space on a month to month basis.  Rent expense United States and Canada amounted to $20,367 and $22,704 for the six months ended June 30, 2009 and 2008, respectively.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On April 29, 2009 we announced that we retained ECON Corporate Services (InvestorIdeas.com) to provide industry specific services surrounding the watermarking and anti-piracy sector that include: Exclusive Industry Articles, Audio Interviews, Internet Marketing, Corporate Strategies, Industry Research, and Customized Programs.

(ii)

On May 12, 2009 we announced the launch of a new series of educational blogs and interviews on anti piracy problems and solutions within the entertainment industry, spearheaded by Patrick Gregston, USVO Business Development Director.

(iii)

On May 13 we provided a corporate update for 2009, containing corporate developments, industry development and recent media coverage.  We announced the launch of a new series of educational blogs and interviews on antipiracy problems and solutions within the entertainment industry.

(iv)

On May 26, 2009 we announced the appointment Mr. Von Johnson to our Advisory Board.  Mr. Johnson, an entertainment industry veteran and multi-discipline expert who has worked with some of the industry’s premier companies and organizations, has joined our company to advise and position our company as the leading industry provider of digital content protection technologies.  Mr. Johnson will work with the our management team to market our proprietary anti-piracy technologies, MediaEscort and SmartMarks, and provide business models and additional markets for their use via digital watermarking and fingerprinting.

(v)

On June 1, 2009 we announced that, based on the recent success of our proprietary watermarking technologies we are responding to requests to explore adopting our technologies for “fingerprinting” of content within the IPTV and Pay TV markets.  Our watermarking anti-piracy solutions, MediaEscort and SmartMarks, can be adapted to provide the “after-the-fact” and “real-time” fingerprinting needs of these markets.

(vi)

On June 4, 2009 we announced that Bruce M. Goedde, Jr. was appointed to our Advisory Board.  Mr. Goedde, a strategy, finance and business development expert with extensive digital media industry experience, has been working with a team of specialists to develop key elements of our new business plan, and shall spearhead the implementation.

(vii)

On June 15, 2009 we announced that we were being featured with DigitalMediaStocks.com, an investor and industry portal for the digital media sector within Investorideas.com, to provide investors following the digital media sector and the watermarking industry with informative investor podcasts that provide insight into the industry and technology trends of today and the future.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  August 14th, 2009

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer