Form 10-Q
period 2009-09-30
USA VIDEO INTERACTIVE CORP
filed 2009-11-25
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes   [   ]       No [ X ]

At November 24, 2009, there were 188,526,364 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 29,501	$ 65
Accounts receivable	18,000	-
Prepaid expenses and other current assets	5,390	2,990
Total current assets	52,891	3,055
Property and Equipment - at cost, net	-	-
Deferred Tax Assets, net of valuation allowance
of $9,815,000 and $9,683,000, respectively	-	-
Total Assets	$ 52,891	$ 3,055
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 834,450	$ 423,973
Due to related parties	160	160
Total current liabilities	834,610	424,133
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 250,000,000 shares,
issued and outstanding 178,526,363 and
178,256,363, respectively	37,785,544	37,764,019
Common stock subscribed	26,536	-
Accumulated deficit	(38,593,799)	(38,185,097)

Stockholders' deficiency	(781,719)	(421,078)

Total Liabilities and Stockholders' Deficiency	$ 52,891	$ 3,055

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenue	$ 6,000	$ 6,000	$ 18,000	$ 18,000

Expenses:
Cost of sales	900	-	5,550	750
Research and development	3,000	7,500	21,000	59,350
Selling, general and administrative	145,556	288,244	400,126	735,617
Depreciation and amortization	-	831	-	2,492

Total expenses	149,456	296,575	426,676	798,209
Loss from operations	(143,456)	(290,575)	(408,676)	(780,209)

Other income (expense)
Interest income (expense)	-	4	(26)	280
Gain on settlement of accounts payable	-	-	-	-
Gain on sale of equipment	-	-	-	-

	-	4	(26)	280

Net loss	$ (143,456)	$ (290,571)	$ (408,702)	$ (779,929)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	178,526,364	172,591,581	178,526,364	171,631,944

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Common Stock	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Deficit	Deficiency

Balance at December 31, 2008	178,526,363	$ 37,764,019	-	$ (38,185,097)	$ (421,078)
Issuance of common stock upon
exercise of warrants	-	-		-	-
Issuance of common stock upon
exercise of stock options	-	-		-	-
Noncash compensation charges		21,525		-	21,525
Common stock subscriber			26,536		26,536
Net loss		-		(408,702)	(408,702)

Balance at September 30, 2009	178,526,363	$ 37,785,544	$ 26,536	$ (38,593,799)	$ (781,719)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Cash flows from operating activities:
Net loss	$ (143,456)	$ (290,571)	$ (408,702)	$ (779,929)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	831	-	2,492
Noncash compensation charge	-	135,000	21,525	200,775
Changes in operating assets and liabilities:
Increase in accounts receivables	(6.000)	-	(18,000)	-
Decrease in prepaid expenses
and other current assets	(3,223)	336	(2,400)	73
Increase (decrease) in accounts payable and
accrued expenses	155,119	(59,086)	410,477	111,123

Net cash used in operating activities	2,440	(213,490)	2,900	(465,466)

Cash flows from investing activities:
Proceeds from equipment sales	-	-	-	-

Net cash provided by investing activities	-	-	-	-

Cash flows from financing activities:
Proceeds from the exercise of common
stock and warrants	-	282,000	-	282,000
Proceeds from the issuance of common stock upon exercise of stock options	-	-	-	215,837
Common stock subscribed	26,536	-	26,536	-

Net cash provided by financing activities	26,536	282,000	26,536	497,837

Net decrease in cash and cash
Equivalents	28,976	68,510	29,436	32,371

Cash and cash equivalents at beginning of period	525	561	65	36,700

Cash and cash equivalents at end of period	$ 29,501	$ 69,071	$ 29,501	$ 69,071

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $408,702 for the nine month period ended September 30, 2009 and, in addition the Company incurred losses of $915,918 and $1,784,193 for the years ended December 31, 2008 and 2007, respectively. As of September 30, 2009, the Company had an accumulated deficit of $38,593,799 and a working capital deficit of $781,719. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at September 30, 2009 and 2008.

NOTE C – COMMON STOCK

No shares of common stock was issued from January 1, 2009 to September 30, 2009.

NOTE D – COMMON STOCK, SUBSCRIBED

At September 30, 2009, the Company had received $26,536 as payment for common stock subscriptions for a private placement of 965,000 shares at $0.0275 per unit.  The private placement was closed in October of 2009.

NOTE E - CONTINGENT LIABILITY

The Company’s patent infringement litigation against Movielink LLC came to a substantive conclusion on September 8, 2006, when the U.S. Court of Appeals for the Federal Circuit affirmed certain rulings of the U.S. District Court for the District of Delaware granting Movielink summary judgment of non-infringement. A further procedural determination was entered on September 26, 2007, taxing litigation costs against the Company

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to our interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees and granted the motions for costs, so that we now have a remaining liability from this litigation in the amount of approximately $30,000, not counting our own remaining attorney fees and litigation expenses.  Our subsidiary filed notice of appeal from the district court's adverse substantive decisions, but was unable to prosecute the appeal and so it was dismissed.

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

The Company leases its United States office space under a non-cancelable operating lease, expiring in July 2010.  The minimum rental commitment of this lease is approximately $13,560 annually.  The Company leases its Canadian office space on a month to month basis.  Rent expense United States and Canada amounted to $32,115 and $34,052 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE F – SHARE  BASED COMPENSATION

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

During the nine month period ended September 30, 2009 the Company granted 250,000 options to an employee of the Company to purchase 250,000 shares at a price of $0.10 to April  2010 and 400,000 options to a consultant of the Company to purchase 400,000 shares at a price of $0.10 to April 2011. The Company charged operations for the fair value of these options, approximately $12,325 and $9,200, respectively, and these amount are included in selling, general and administrative expenses in the accompany statement of operations.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	- 0 -
Risk-free interest rate	1.66-1.95%
Volatility	181-187%
Expected life (years)	1-2

A summary of the status of the Company's options and changes for the nine months ended September 30, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	8,000,000	$0.10-$0.14
Granted	650,000	$0.10
Exercised	-0-	n/a
Cancelled/expired	3,350,000	$0.10-$0.14
Outstanding at end of period	5,300,000	$0.10	0.38 years	$530,000
Options exercisable at end of period	5,300,000

As of September 30, 2009 all options are fully vested.

NOTE G – INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the third quarter of 2009, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at September 30, 2009 and December 31, 2008.

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

NOTE H – SUBSEQUENT EVENTS

The Company annual meeting was held September 29, 2009 and adjourned to October 13, 2009.

In October 2009, the Company issued 6,000,000 units to investors at $0.0275 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.045 per share, exercisable on or before October 29, 2009 or at $0.092 per share, exercisable on or before October 29, 2010.  In October 2009, the Company issued 4,000,000 units to employees at $0.0275 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.045 per share, exercisable on or before October 29, 2009 or at $0.092 per share, exercisable on or before October 29, 2010.  Gross proceeds for these issuances amounted to $275,000.

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

Although we have generated nominal sales for the third quarter of 2009, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2009 and September 30, 2008 were $18,000.  Sales for the three-month period ended September 30, 2009 and September 30, 2008 were $6,000. Revenues were generated from Software License Agreement from our Smartmark™ Software.

Cost of Sales

The cost of sales for the nine months ended September 30, 2009 was $5,550 as compared to $750 for the comparable period in 2008.  For the three-month period ended September 30, 2008, the cost of sales was $900 as compared to $-0- for the comparable period in 2008.  Costs are the royalties on our video watermarking license agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the nine months ending September 30, 2009.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions and direct marketing to other possible customers.  Professional fees decreased due to the court’s adverse ruling in the patent infringement litigation   Administrative expenses have decreased as a result.

Selling, general and administrative expenses for the three months ended September 30, 2009 decreased by $142,688 to $145,556 from $288,244 for the three months ended September 30, 2008.  The decrease was due to management decision to use direct marketing.  For the nine months ended September 30, 2009 the costs decreased by $335,491to $400,126 from $735,617 for the comparable period in 2008.  The decrease was the result of expenses incurred related to professional fees and product marketing expenses.

Product marketing expense for the three months ended September 30, 2009, decreased to $18,113 from $34,535 for the comparable period in 2008.  The increase was due to management decision to use direct marketing.  For the nine months ended September 30, 2009 these costs decreased to $55,034 from $107,570 for the comparable period in 2008.  The decrease was due to management’s decision to direct our efforts towards our current customer and direct marketing to other possible customers

Professional expenses for the three months ended September 30, 2008, decreased to $13,549 from $23,549 for the comparable period in 2008.  For the nine months ended September 30, 2009 these costs decreased to $20,435 from $94,579 for the comparable period in 2008.  We incurred decreased costs in 2009 due to the patent infringement lawsuit.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractor fees, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $21,000 for the nine months ended September 30, 2009, from $59,350 for the comparable period in 2008 and to $3,000 for the three months ended September 30, 2009 from $7,500 for the comparable period in 2008.  The decrease was the result of a concentration in one application of research and development efforts for MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the nine months ended September 30, 2009 were $21,525, compared to $200,775 for the comparable period in 2008.   The amount for the nine months ended September 30, 2009 was due to the issuance of stock options to contractors

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for the remainder of 2009.  Our net loss for the nine months ended September 30, 2009 was $408,702, compared with a net loss of $779,929 for the nine months ended September 30, 2008.  The decrease in losses is directly related to the reduction in professional fees, research and development and marketing.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had a cash position of $29,501, compared to $65 at December 31, 2008.  We anticipate capital requirements of $700,000 for the continued development of our MediaSentinel™ products and 700,000 for commercialization of our MediaSentinel™ products.

Subsequent to the nine months ended September 30, 2009 we completed a private placement of 10,000,000 units at a price of $0.0275 per unit.  Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at $0.045 per share, exercisable on or before October 29, 2009, or at a price of $0.092 per share, exercisable on or before October 29, 2010.  Of the 10,000,000 units issued, a total of 4,000,000 units were issued to employees. Gross proceeds for these issuances amounted to $275,000.

We will require additional financing to fund current operations through fiscal 2010.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $0.75 million to $1.25 million to finance operations through fiscal 2010 and we intend to seek such financing through sales of our equity securities.  We have not raised any capital in the nine months ended September 30, 2009.  In October 2009, we raised $270,000 through a private placement of 10,000,000 units at $0.027 per unit.

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

The Company leases its United States office space under a non-cancelable operating lease, expiring in July 2010.  The minimum rental commitment of this lease is approximately $13,560 annually.  The Company leases its Canadian office space on a month to month basis.  Rent expense United States and Canada amounted to $32,115 and $34,052 for the nine months ended September 30, 2009 and 2008, respectively.

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

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on October 13th, 2009, adjourned from September 29th, 2009, in Calgary, Alberta, Canada.  At the meeting the shareholders voted as follows:

(a)

to retain Anton Drescher, Edwin Molina, Maurice Loverso and Rowland Perkins as our Directors;

(b)

the appointment of John A. Braden & Company, LLP as auditors for the ensuing year;

(c)

to approve a resolution to increase the authorized share capital from 250,000,000 shares of common stock to 500,000,000 shares of common stock; and

(d)

to approve a resolution to amend the Articles of Incorporation to reduce the quorum requirements for shareholder meeting to at least 25% of the outstanding shares entitled to vote.

Matter Voted Upon	No. of Votes For	No. of Votes Against	No. of Votes Withheld
1. Election of Directors Edwin Molina Anton J. Drescher Maurice Loverso Rowland Perkins	94,745,681 94,798,061 94,848,811 94,819,051		641,413 589,033 538,283 568,043
2. Appointment of John A. Braden & Company, LLP as auditors	94,918,506	141,924	326,664
3. Increase authorized share capital	93,208,482	1,750,800	500,653
2. Reduce quorum requirement	93,135,641	1,630,439	548,173

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On October 15, 2009 we announced that at the annual meeting of shareholders held on October 13, 2009, as adjourned from September 29th, 2009, the shareholders approved the following matters:  (i) the election of Edwin Molina, Anton J. Drescher, Maurice Loverso and Rowland Perkins as directors; (ii) the appointment of John A. Braden & Company LLP as independent auditors; (iii) an increase in the authorized share capital from 250,000,000 shares of common stock to 500,000,000 shares of common stock; and (iv) an amendment of the Articles of Incorporation to reduce the quorum requirements for shareholder meetings to at least 25% of the outstanding shares entitled to vote.

(ii)

On November 19, 2009 we announced that based on the success of the customized deployment of its proprietary watermarking technology to Twentieth Century Fox Home Entertainment LLC (FOX) over the past year, we had finalized negotiations to renew and expand the original contract with FOX.  After a year of customization and evaluation, FOX has acknowledged our watermarking technology to be a key component in identification and enforcement of video content, and plans to continue to utilize and expand the deployment of our MediaEscort and SmartMarks products within a number of FOX divisions, including FOX's international division.  We shall be compensated by FOX for the time, effort, and resources expended in developing, at FOX's request, specific and customized uses of the technologies, for continued deployment to the referenced FOX divisions.

(iii)

On November 20, 2009 we announced that we retained Catalyst Xchange Corp. (CXC), represented by its principal, Jason Springett, to provide us with investor relations services under an investor relations agreement dated as of November 20, 2009.  CXC is an investor relations company located in London, Ontario.  It will provide a variety of promotional and investor relations services to us, including assisting with the dissemination of news and information to the public and initiating and maintaining contact with investors.  As part of its services, CXC uses social networking and Internet based marketing sites to disseminate news to the investment community.  The agreement is for a period of 12 months and can be terminated by either party with 30 days notice.  We agreed to pay fees of $7,500 per month to CXC.  In addition, we granted 750,000 stock options to purchase 750,000 common shares.  The options will have an exercise price of 10 cents per share.  Vesting of the options will be over a 12 month period with vesting increments of 25% every three months.  The term of the stock options will be two years from the date of the grant.  If the agreement is terminated, any unvested options will terminate immediately and any vested options will terminate 30 days following the termination or expiry of the agreement.  Certain members of CXC own a total of 101,000 of our shares.  The agreement and stock option grant are subject to TSX Venture Exchange approval and all terms will be subject to and in accordance with the rules and regulations of the TSX Venture Exchange.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  November 24th, 2009

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer