Form 10-K
period 2009-12-31
USA VIDEO INTERACTIVE CORP
filed 2010-03-31
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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

Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No   ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in  Rule 12b-2 of the Exchange Act.

Large Accelerated filer

☐

Accelerated Filer

☐

Non-accelerated filer

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No   ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   $5,655,791

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  188,526,363

Documents Incorporated by Reference: NONE

TABLE OF CONTENTS

Part 1

Item 1

Business

1

Item 1A

Risk Factors

5

Item 1B

Unresolved Staff Comments

11

Item 2

Properties

11

Item 3

Legal Proceedings

11

Item 4

Submission of Matters to a Vote of Security Holders

12

Part II

Item 5

Market for Registration’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

12

Item 6

Selected Financial Data

13

Item 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

13

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

16

Item 8

Financial Statements and Supplementary Data

16

Item 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

17

Item 9A

Controls and Procedures

17

Item 9B

Other Information

18

PART III

Item 10

Directors and Executive Officers of the Registrant

18

Item 11

Executive Compensation

19

Item 12

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

22

Item 13

Certain Relationships and Related Transactions

22

Item 14

Principal Accountant Fees and Services

22

PART IV

Item 15

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

22

PART I

Item 1.

Business.

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology; as well as terms such as “we intend to continue to develop and expand our StreamHQ™ services business, “upon successfully licensing our patent”, and “our future plans include the marketing and selling of our StreamHQ™ systems”.

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

Although we have generated nominal sales for the 2009 year, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

Our products and services are based on our proprietary rich media delivery infrastructure and software and our Store and Forward Video-on-Demand ("VOD") patent.  Our patent expired in February of 2010.  These technologies, together with video compression technology, facilitate the delivery of video to an end user in a timely and interactive fashion.

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

Strategic Plan

We believe that the expected substantial increases in bandwidth capacity, accompanying decreases in bandwidth cost, increases in consumer computer and video appliance storage capacity, and the proliferation of fast video file transfer techniques will result in an industry focus on downloading as an alternative to streaming as a content delivery mechanism.  To position ourselves to take advantage of this anticipated shift, protecting our technology ownership rights, including pursuing licensing arrangements and other forms of enforcement and pursuing marketing of our patent-pending digital watermarking technology.

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

•

Our VOD Patent (US #5,130,792) (the "Patent") as well as patents we have obtained in other countries explicitly covers the rich media delivery model that is becoming more widely accepted as a means of delivering content for education, training, and entertainment; that is, faster-than-real-time download to computer and set-top box hard drives for subsequent content viewing without quality limitations resulting from insufficient or variable bandwidth.  The impact of this Patent becomes more significant as content owners and those that facilitate content delivery adopt this model.  Our Patent expired in February 2010.

Products and Services

Our principal products and services are our proprietary rich media delivery infrastructure and.  These technologies, together with video compression technology, facilitate the delivery of video to end users in a timely and interactive fashion.

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

Status of Products and Services

We are taking aggressive steps to advance our patent-pending digital watermarking technology.  These steps include actively seeking licensing initiatives.  Our product is designed to be easily customized to individual customer needs.

We have recognized a rising need for anti piracy applications, which we developed under the brand “MediaSentinel™”.  MediaSentinel™ utilizes SmartMarks™ which are digitally encoded forensic data invisibly embedded into a video stream.  Currently, research and development is focused on our MediaSentinel™ products.  The current release of MediaSentinel™ is designed for the motion picture industry.

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

Competitive Conditions

Civolution, Verance, Verimatrix,  and other companies large and small are active in the field of digital watermark technologies.  The video streaming market is currently dominated by a small number of larger companies, including Real Networks, Microsoft, Yahoo and several others, some of which offer source-to-destination streaming media solutions.  Most of our current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than us.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

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

During fiscal 2009 and 2008, our research and development expenditures were $36,000 and $80,000, respectively.

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

Employees

As of March 31st, 2010, we employed four people, including our two senior executive officers, one technology and one administrative employee. We consider the relationships with our employees to be good.

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

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

We have a very limited operating history and have made very limited sales of our products and services and we were in the development stage through December 31, 1999. Our business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as digital watermarking.  Some of these risks relate to our ability to:

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

WE HAVE INCURRED SUBSTANTIAL LOSSES; WE EXPECT TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date,

we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses.  For the year ended December 31, 2009, we had a net loss of $811,004.  As of December 31, 2009, we had an accumulated deficit of $38,996,101 and a working capital deficit of $692,557.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so. If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.  Because of factors discussed in this paragraph, our auditors, in their report on our financial statements, have expressed substantial doubt concerning our ability to continue as a going concern.

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO REMAIN IN BUSINESS.

We require substantial working capital to fund our business.  We have had significant operating losses and negative cash flow from operations since inception of our current business and expect to continue to do so for the foreseeable future.  Our capital requirements will depend on several factors, including the rate of market acceptance of our products and services, the ability to establish and expand a client base and the growth and effectiveness of our sales and marketing efforts.  We estimate we will require approximately $1.25 Million to

$1.75 Million in financing to meet our working capital needs over the remainder of 2010 and substantial additional financing thereafter.  Further, if capital requirements vary materially from those currently planned, we may require additional financing.  We have no arrangements or commitments for any financing.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

•

the introduction of new enhancements in digital watermarking;

•

price competition;

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

The digital watermarking market is currently dominated by a small number of larger companies, including Civolution, Verance, Verimatrix and other companies large and small, some of which offer digital watermarking products.  Most of our current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than us.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

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

WE DO NOT CURRENTLY HAVE ANY PAYING CUSTOMERS.

Our sales were $48,000 in 2009 and $24,000 in 2008.  One customer accounted for 100% of our revenue for the years ended December 31, 2009 and 2008.  We expect a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.  Our inability to increase the number of our customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

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

OUR SHARE PRICE HAS BEEN AND COULD BE HIGHLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

The trading price of our common shares has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors including: variations in quarterly operating results; new products or services offered by us or our competitors; conditions or trends in the Internet and online commerce industries; changes in the economic performance and/or market valuations of other Internet and online service companies; and other events or factors, many of which are beyond our control.  In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations, including large price drops in 2009, 2008, 2003, 2002 and 2001, that have often been unrelated or disproportionate to the operating performance of such companies.  These broad market and industry factors may materially adversely affect the market price of our common shares, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies.  Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

We also lease 800 square feet of office space located in Vancouver, British Columbia, on a month-to-month lease.  The annual base rent is $20,000.

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

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to our interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees and granted the motions for costs, so that we now have a remaining liability from this litigation in the amount of approximately $30,000, not counting our own remaining attorney fees and litigation expenses.  Our subsidiary filed notice of appeal from the district court's adverse substantive decisions, but was unable to prosecute the appeal and so it was dismissed.  USA Video Technology Corp has reported $30,000 accounts payable as of December 31, 2009.

Item 4.

Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on October 13th , 2009, adjourned from September 29th , 2009, in Calgary, Alberta, Canada.  At the meeting the shareholders voted as follows:

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

The following table shows the high and low sales prices (in Canadian dollars) of our common shares as reported by the TSX for the periods indicated.

	TSX (Symbol “US”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2008	0.195	0.11
Second Quarter 2008	0.185	0.06
Third Quarter 2008	0.075	0.04
Fourth Quarter 2008	0.05	0.015
First Quarter 2009	0.062	0.02
Second Quarter 2009	0.068	0.025
Third Quarter 2009	0.055	0.017
Fourth Quarter 2009	0.065	0.021

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “USVO”)
Period	High (US $)	Low (US $)
First Quarter 2008	0.19	0.105
Second Quarter 2008	0.175	0.061
Third Quarter 2008	0.07	0.039
Fourth Quarter 2008	0.045	0.011
First Quarter 2009	0.08	0.020
Second Quarter 2009	0.08	0.025
Third Quarter 2009	0.06	0.017
Fourth Quarter 2009	0.07	0.021

As of March 31st 2010 there were 188,526,364 common shares outstanding, held by 1,332 shareholders of record.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

All sales of securities made by us during the year ended December 31, 2010 that were not registered under the Securities Act have been disclosed in our report on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 or in this Form 10-K.  The sales did not involve the use of an underwriter and no commissions were paid in connection with the sale of any of these securities.

Item 6.

Selected Financial Data.

The following table presents selected historical financial data.  The consolidated statement of operations data for the years ended December 31, 2008 and 2009, and the balance sheet data as of December 31, 2008 and 2009 are derived from our consolidated financial statements included elsewhere in this report, which have been audited by John A. Braden & Company, P.C., independent auditors for fiscal 2008 and 2009.  The selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	December 31
Item	2009 $	2008 $	2007 $	2006 $	2005 $
Revenue	48,000	24,000	--	--	18,800
Net loss	(811,004)	(915,918)	(1,784,193)	(1,249,045)	(958,250)
Loss per share	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)
Total assets	52,668	3,055	73,905	55,478	89,599
Long-term obligations	--	--	--	--	--
Cash dividends per share	--	--	--	--	--

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

As more fully discussed below we have not been profitable, and our revenues for 2009 were $48,000.  We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the remainder of fiscal 2010 and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

Results of Operations

Revenues

Revenues for the year ended December 31, 2009 ("fiscal 2009") was $48,000 and for the year ended December 31, 2008 ("fiscal 2008”) was $24,000.  All revenues for fiscal 2009 and 2008 were derived from a license agreement for digital watermarking.  We had one customer, which accounted for 100% of the revenue in both years.

Expenses

Total operating expenses for fiscal 2009 was $858,978, compared with $983,051 for fiscal 2008.  For fiscal 2009, cost of sales was $10,050, as compared with $750 for fiscal 2008.

Additional expenses included amortization of $-0- for fiscal 2009 and $3,323 for fiscal 2008 for the amortization of the patents.  Non-cash compensation charges for fiscal 2009 were $264,525 and for fiscal 2008 were $200,775, due mostly to issuance of common shares and share purchase warrants to our officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance and the issuance of stock options to contractors due to our adoption of FASB 123R effective as of January 1, 2006.  Because the rules of the TSX allow that the offering price for privately placed securities of listed companies may be set at the market price when the offering is first announced, rather than upon closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.  In 2006 fair value of employee stock options for employees are included in non-cash compensation which is included in selling, general, and administrative expenses in the statement of operations.

Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions.  Professional fees decreased due to the court’s adverse ruling in the patent infringement litigation.   Administrative expenses have decreased as a result.

During the period ended December 31, 2008, we wrote off accounts payable obligations of approximately $43,000 and recorded a gain of $43,000

Fiscal 2009 versus fiscal 2008

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $35,965 for fiscal 2009, from $80,349 for the comparable period in fiscal 2008.

Selling, general and administrative expenses were $812,963 for fiscal 2009, as compared to $898,828 for fiscal 2008. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations.  The primary components of the increases/decreases from fiscal 2009 to fiscal 2008 were:

•

a $54,098 decrease in fiscal 2009 in marketing expenses was due to management’s decision to direct our efforts toward the current customer in additional divisions;

•

a $65,720 decrease in professional fees in fiscal 2009 was due to the court’s adverse ruling in the patent infringement litigation; and

•

a $11,218 increase in fiscal 2009 in transfer agent fees was due to increase activity for stock transfer.

•

a $63,750 increase in fiscal 2009 in non-cash compensation charges due to a higher amount of options and private placements.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for fiscal 2009 was $811,004, compared with a net loss of $915,918 for fiscal 2008.

Liquidity and Capital Resources

At December 31, 2009, our cash position was $765, a increase of $700 from December 31, 2008.  We had a working capital deficit of $692,557 and an accumulated deficit of $38,996,101 at December 31, 2009.

Our principal source of cash during fiscal 2009 was proceeds of $275,000 received from the issuance of common stock and common stock warrants. This was offset by $274,300 of cash used in operating activities.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During fiscal 2009, officers, directors, employees and a small group of investors exercised warrants and stock options, resulting in gross proceeds to us of $275,000.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2009, have stated that there is substantial doubt about our ability to continue as a going concern.  As of December 31, 2009, we had $765 in cash. We will require an additional $1.25 million to $1.75 million to finance operations for the fiscal 2010 and we intend to obtain such financing through sales of our equity securities.  The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $1.25 million to $1.75 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities.  Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $2.0 million to $3.0 million for fiscal 2011.  We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2009 we have no off-balance sheet arrangements.

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

DECEMBER 31, 2009

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

Members of the Texas Society of            Members of the American Institute

Certified Public Accountants         Certified Public Accountants          of Certified Public Accountants

Members of PCPS & Center for Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Video Interactive Corp.

We have audited the accompanying consolidated balance sheet of USA Video Interactive Corp. as of December 31, 2009 and 2008, and the related statement of operations, stockholders’ equity (deficiency), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video Interactive Corp. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2010

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

/s/ John A. Braden & Company P.C.

JOHN A. BRADEN & COMPANY P.C.

Houston, Texas

March 31, 2010

Tel. 281.873.5005 · Fax 281.873.5383 · 12941 Interstate 45 North · Suite 422 · Houston, Texas 77060

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$ 765	$ 65
Accounts receivable	48,000	-0-
Prepaid expenses and other current assets	3,903	2,990
Total current assets	52,668	3,055

Property and Equipment - at net	-	-

Intangible assets, net	-	-

Prepaid rent	-	-

Deferred Tax Assets, net of valuation allowance of $9,896,000 and
$9,683,000, respectively	-	-
Total Assets	$ 52,668	$ 3,055

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 745,065	$ 423,973
Due to related parties	160	160
Total current liabilities	745,225	424,133

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 500,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized
500,000,000 shares issued and outstanding 188,526,363 and
178,526,363 shares, respectively	38,303,544	37,764,019

Accumulated deficit	(38,996,101)	(38,185,097)
Stockholders' deficiency	(692,557)	(421,078)
Total Liabilities and Stockholders' Deficiency	$ 52,668	$ 3,055

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31,	2009	2008

Revenue	$ 48,000	$ 24,000

Expenses:
Cost of sales	10,050	750
Research and development	35,965	80,150
Selling, general and administrative (includes noncash compensation charges of approximately 265,000 and 201,000)	812,963	898,828
Depreciation and amortization	-0-	3,323
Total expenses	858,978	983,051
Loss from operations	(810,978)	(959,051)

Other income (expense), net:
Interest income (expense) (net of interest income
of $-0- and $-0-espectively)	(26)	288
Gain on settlement of accounts payable	-0-	42,845
	(26)	43,133

Net loss	$ (811,004)	$ (915,918)

Net loss per share - basic and diluted	$ -0-	$ (.01)
Weighted-average number of common shares outstanding -
basic and diluted	180,252,391	173,348,574

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock and			Stockholders'
	Additional Paid-in Capital		Accumulated	Equity
	Shares	Amount	Deficit	(Deficiency)

Balance at January 1, 2008	170,108,088	37,065,407	(37,269,179)	(203,772)
Issuance of common stock and common
stock warrants for cash	6,000,000	282,000	-	282,000
Issuance of common stock upon exercise of warrants	2,140,000	188,010	-	188,010
Issuance of common stock upon exercise of stock options	278,275	27,827	-	27,827
Noncash compensation charges	-	200,775	-	200,775
Net loss	-	-	(915,918)	(915,918)

Balance at December 31, 2008	178,526,363	37,764,019	(38,185,097)	(421,078)
Issuance of common stock and common
stock warrants for cash	10,000,000	275,000	-	275,000
Issuance of common stock upon exercise of warrants	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	-	-
Noncash compensation charges	-	264,525	-	264,525
Net loss	-	-	(811,004)	(811,004)

Balance at December 31, 2009	188,526,363	$ 38,303,544	$ (38,996,101)	$ (692,557)

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2009	2008
Cash flows from operating activities:
Net loss	$ (811,004)	$ (915,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	3,323
Gain on sale of equipment	-	-
Gain on settlement of accounts payable	-	(42,845)
Impairment loss on long-lived assets	-	25,212
Noncash compensation charge	264,525	200,775
Changes in operating assets and liabilities:
Increase in accounts receivable	(48,000)	-
Decrease (increase) in prepaid expenses and other current assets	(913)	5,680
Decrease (increase) in prepaid rent	-	-
Increase (decrease) in accounts payable and accrued expenses	321,092	189,301
Net cash used in operating activities	(274,300)	(534,472)
Cash flows from investing activities:
Proceeds from equipment sales	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activity - proceeds from the
issuance of common stock and warrants and exercise of options	275,000	497,837
Net cash provided by financing activities
Net increase (decrease) in cash and cash equivalents	700	(36,635)
Cash and cash equivalents at beginning of year	65	36,700
Cash and cash equivalents at end of year	$ 765	$ 65
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ -	$ -

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

2. BUSINESS:

USA Video Interactive Corp. (the "Company") is a designer of high-tech Internet streaming video-on-demand systems, services and solutions.  At December 31, 2009 and for the three-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $811,004 and $915,918  for the years ended December 31, 2009 and 2008, respectively.  In addition, the Company has a working capital deficiency of $692,557 and a stockholders’ deficiency of $692,557 at December 31, 2009. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 123 (R) (revised 2004), ‘‘Share-Based Payment’’ which revised Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’. This statement supersedes Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented by the Company effective January 1, 2006

The implementation of FAS No. 123 (R) has resulted in charges of $264,525 and $200,775  or the years ended December 31, 2009 and 2008, respectively.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
Year ended December 31	2009	2008
Expected dividend yield	- 0 -	- 0 -
Risk-free interest rate	1.66-1.95%	1.55-2.50%
Volatility	181-187%	136-145%
Expected life (years)	2	2

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

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period.  The aggregate effect of translation adjustments is immaterial at December 31, 2009 and 2008.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants.  Potential common stock amounts of approximately 17,400,000 and 14,000,000 for the years ended December 31, 2009 and 2008, respectively, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

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

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 MAJOR CUSTOMERS:	During the year ended December 31, 2009 one customer accounted for 100% of total revenue.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	Prepaid expenses and other current assets consist of the following:
	December 31,	2009	2008
	Prepaid Rent	$1,100	$1,100
	Taxes Receivable	2,803	1,890
	Other (none in excess of 5% of current assets)	-0-	-0-
		$3,903	$2,990

6. INTANGIBLE ASSETS:	Intangible assets consist of the following (as of December 31, 2009 the asset was impaired and written off)
		Gross Carrying Amount	Accumulated Amortization
	Patents and patents pending	-0-	-0-
	Aggregate Amortization Expense: For the year ended December 31, 2008		$3,323

7. PROPERTY AND EQUIPMENT:	Property and equipment, at cost, consists of the following:

December 31,	2009	2008	Estimated Useful Life
Office Equipment	$ 16,069	$ 16,069	5 years
Less accumulated depreciation	16,069	16,069
	$ - 0 -	$ - 0 -

	Depreciation and amortization expenses amounted to $-0-and $3,323, respectively, for the years ended December 31, 2009 and 2008.
8. ACCOUNTS PAYABLE AND	Accounts payable and accrued expenses consist of the following:
ACCRUED	December 31,	2009	2008
EXPENSES	Accounts payable	$ 387,839	$ 224,537
	Accrued professional fees	87,113	101,627
	Accrued payroll and related tax withholdings	268,613	96,309
	Amounts due for purchased computer equipment	1,500	1,500
		$ 745,065	$ 423,973
	During the period ended December 31, 2009 and 2008, we wrote off accounts payable obligations of approximately $-0- and $43,000 and recorded a gain of $-0- and $43,000, respectively.

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

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to our interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees and granted the motions for costs, so that we now have a remaining liability from this litigation in the amount of approximately $30,000, not counting our own remaining attorney fees and litigation expenses.  Our subsidiary filed notice of appeal from the district court's adverse substantive decisions, but was unable to prosecute the appeal and so it was dismissed.  USA Video Technology Corp has reported $30,000 accounts payable as of December 31, 2009.

10. STOCK- HOLDERS' EQUITY:

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

On October 29, 2009, the Company issued 6,000,000 units to investors at $0.0275 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.045 per share until October 29, 2010 and $0.092 per share until October 29, 2011.  The Company charged operations for approximately $-0- representing the differential between the fair value and the purchase price of the common stock and for approximately $145,800 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

On October 29, 2009, the Company issued 4,000,000 units to employees at $0.0275 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.045 per share until October 29, 2010 and $0.092 per share until October 29, 2011.  The Company charged operations for approximately $-0- representing the differential between the fair value and the purchase price of the common stock and for approximately $97,200 representing the differential between the fair value of the underlying common stock and the exercise price of the warrants.

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

In April 2008, the Company granted 250,000 options to a contractor of the Company to purchase 250,000 shares at a price of $0.10 to April 2010. The Company charged operations for the fair value of these options, approximately $28,125, and this amount is included in selling, general and administrative expenses in the accompany statement of operations

In April 2009, the Company granted 650,000 options to contractors of the Company to purchase 650,000 shares at a price of $0.10 to April 2011. The Company charged operations for the fair value of these options, approximately $21,525, and this amount is included in selling, general and administrative expenses in the accompany statement of operations.

Shareholders approved a resolution to increase the authorized share capital from 250,000,000 shares of common stock to 500,000,000 shares of common stock.

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

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's options and changes during the years is presented below:

Year ended December 31	2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	8,000,000	$0.10	15,240,000	$0.10
Granted	650,000	$0.10	750,000	$0.10
Exercised	-0-	$0.10	278,275	$0.10
Cancelled/expired	7,250,000	$0.10	7,711,725	$0.10
Outstanding at end of year	1,400,000	$0.10	8,000,000	$0.10
Options exercisable at year end	1,400,000		8,000,000
Weighted average fair value of options granted during the year		$0.10		$0.10

The aggregate intrinsic value at December 31, 2009 was $140,000.

There is no future unrecognized compensation since all of the options granted are immediately exercisable and fully vested.

The following table summarizes information about fixed stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	1,400,000	0.76	$0.10	1,400,000	$0.10

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants to purchase shares of common stock are as follows:

Year ended December 31,	2009		2008
	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price

Outstanding at beginning of year	6,000,000	$0.089	10,175,000	$0.087 - $0.089
Issued	10,000,000	$0.045-$0.092	6,000,000	$0.089
Exercised	-0-		(2,140,000)	$0.087 - $0.089
Expired	-0-		(8,035,000)	$0.087 - $0.089
Outstanding at end of year	16,000,000	$0.045-$0.092	6,000,000	$0.089

Warrants issued in 2009 and 2008 have a contractual life of two years from the date of issuance.

12. INCOME TAXES:

As of December 31, 2009 the Company had deferred tax assets resulting primarily from net operating loss carryforwards of approximately $29,000,000, which are available to offset future taxable income, if any, through 2029.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2009	2008
Net operating loss carryforwards	$ 9,869,000	$ 9,683,000
Valuation allowance	(9,869,000)	(9,683,000)
Net deferred tax assets	$ - 0 -	$ - 0 -

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2009	2008
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 - %	- 0 - %

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):	The following table summarizes selected quarterly data for the years ended December 31, 2009 and 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2009:
Revenue	$ 6,000	$ 6,000-	$ 6,000	$ 30,000-	$ 48,000
Expenses	(119,941)	(157,305)	(149,456)	(432,302)	(859,004)
Net Loss	(113,941)	(151,305)	(143,456)	(402,302)	(811,004)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
2008:
Revenue	$ 6,000	$ 6,000-	$ 6,000	$ 6,000-	$ 24,000
Expenses	(259,305)	(242,053)	(149,456)	(141,989)	(939,918)
Net Loss	(253,305)	(236,053)	(143,456)	(135,989)	(915,918)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

14. SUBSEQUENT EVENT	The Company patent (US #5,130,792) expired in February 2010. The cost of the patent was fully expensed in previous periods.

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

PART III

Item 10.

Directors and Executive Officers of the Registrant.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of USA Video:

Name	Age	Position	Period of Service
Edwin Molina	54	Director, Chief Executive Officer and President	Since 1998
Anton J. Drescher	53	Director, Chief Financial Officer and Secretary	Since 1994
Maurice Loverso (1)	49	Director	Since 2003
Rowland Perkins (1)	56	Director	Since 2005

(1)

Member of the Audit Committee

Edwin Molina, Anton Drescher, Maurice Loverso and Rowland Perkins were re-elected as directors of USA Video in October 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2009.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them, with the exception of Edwin Molina, who filed a Form 4 late on a number of occasions.

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

Item 11.

Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to USA Video's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2009, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$		$	$
Molina, Edwin CEO	2009 2008 2007	102,000 102,000 102,000	-0- -0- -0-	(1) 12,150 (2) 12,375 (3-4) 326,940	-0- -0- -0-	-0- -0- (3-4) 3,650,000	-0- -0- -0-	-0- -0- -0-
Drescher, Anton CFO	2009 2008 2007	(5) 72,000 (5) 62,002 (5) 60,000	-0- -0- -0-	(6) 48,600 (7) 62,438 (8-10) 141,960	-0- -0- -0-	-0- -0- (8-10) 1,600,000	-0- -0- -0-	-0- -0- -0-
Loverso, Maurice Director	2009 2008 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- (11-12) 13,240	-0- -0- -0-	-0- -0- (11-12) 150,000	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland Director	2009 2008 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- (13-15) 19,175	-0- -0- -0-	-0- -0- (13-15) 200,000	-0- -0- -0-	-0- -0- -0-

(1)

In October 2009, Mr. Molina purchased 500,000 units (each comprised of one common share and one warrant to acquire one common share at $0.045 per share until October 29, 2010 and $0.092 until October 29, 2011) at $0.0275 per unit.  This compensation resulted from the differential between the fair value and the purchase price of the common stock and the differential between the fair value of the underlying common stock and the exercise price of the warrants.

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

(3)

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

(5)

Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for his services as an executive officer of the Company.

(6)

In October 2009, Mr. Drescher purchased 2,000,000 units (each comprised of one common share and one warrant to acquire one common share at $0.045 per share until October 29, 2010 and $0.092 until October 29, 2011) at $0.0275 per unit.  This compensation resulted from the differential between the fair value and the purchase price of the common stock and the differential between the fair value of the underlying common stock and the exercise price of the warrants.

(7)

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

(8)

In July 2007, Mr. Drescher was granted a stock option to purchase up to 600,000 shares of common stock at an exercise price of $0.14 per share, exercisable on or before July 30th, 2009.  This compensation resulted from the total fair value of the stock option

(9)

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

(11)

In July 2007, Mr. Loverso was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.14 per share, exercisable on or before July 30th, 2009.  This compensation resulted from the total fair value of the stock option

(12)

In December 2007, Mr. Loverso was granted a stock option to purchase up to 100,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 27th, 2009.  This compensation resulted from the total fair value of the stock option

(13)

In January 2007, Mr. Perkins was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before January 25th, 2009.  This compensation resulted from the total fair value of the stock option

(14)

In July 2007, Mr. Perkins was granted a stock option to purchase up to 50,000 shares of common stock at an exercise price of $0.14 per share, exercisable on or before July 30th, 2009.  This compensation resulted from the total fair value of the stock option

(15)

In December 2007, Mr. Perkins was granted a stock option to purchase up to 100,000 shares of common stock at an exercise price of $0.10 per share, exercisable on or before December 27th, 2009.  This compensation resulted from the total fair value of the stock option

No stock options were granted to the Named Executive Officers during the year ended December 31, 2009.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2009 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Molina, Edwin	-0-	-0-	0 / 0	N/A	/ $0
Drescher, Anton	-0-	-0-	0 / 0	N/A	/ $0
Loverso, Maurice	-0-	-0-	0 / 0	N/A	/ $0
Perkins, Rowland	-0-	-0-	0 / 0	N/A	/ $0

(1)

On December 31, 2009, the average of the high and low bid prices of the common shares on the OTC BB was $0.02.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 30th, 2009, the number of our outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name	Shares Owned	Percentage of Class
Edwin Molina (1)	6,102,624	5.64%
Anton J. Drescher (2)	14,696,885	6.91%
Maurice Loverso	-0-	0.00%
Rowland Perkins	162,500	0.00%
All Executive Officers and Directors as a Group (four persons)	20,962,009	11.13%

(1)

Includes 1,050,000 common shares underlying warrants and 3,650,000 common shares underlying stock options that are currently exercisable by Mr. Molina.  Mr. Molina's address is 8 West Main Street, Niantic, Connecticut.

(2)

Includes 4,775,000 common shares underlying warrants and 1,600,000 common shares underlying stock options that are currently exercisable by Mr. Drescher.  Mr. Drescher's address is 8 West Main Street, Niantic, Connecticut.

Item 13.

Certain Relationships and Related Transactions.

In 2009, we paid consulting fees of $72,000 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, in consideration of management and consulting services provided by Mr. Drescher's company.

Item 14.

Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by John A. Braden & Company P.C for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 and fees billed for other services rendered by John A. Braden & Company P.C during those periods

John A. Braden & Company P.C.

Year ended December 31	2009	2008
Audit fees	$ 18,000	$ 9,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$ 18,000	$9,000

The Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2009 and 2008.  The Audit Committee had concluded that as no -audit services were provided during fiscal 2009 or fiscal 2008 there is no issue with respect to maintaining the independence of John A. Braden & Company P.C.

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

(iv)

On March 23, 2010 we announced that by Articles of Amendment to Articles of Incorporation dated December 28, 2009 and filed on February 23, 2010, we (a) increased our authorized share capital from 250,000,000 shares of common stock to 500,000,000 shares of common stock; and (b) decreased the quorum for shareholder meetings from at least a majority of the outstanding shares of stock entitled to vote to 25% of the outstanding shares of stock entitled to vote.

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

Date: March 31st, 2010

Edwin Molina

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edwin Molina

Chief Executive Officer, Director

March 31st, 2010

-----------------------

Edwin Molina

/s/ Anton J. Drescher

Chief Financial Officer, (principal

March 31st, 2010

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

March 31st, 2010

-----------------------

Maurice Loverso

/s/ Rowland Perkins

Director

March 31st, 2010

-----------------------

Rowland Perkins