Form 10-Q
period 2010-06-30
USA VIDEO INTERACTIVE CORP
filed 2010-08-16
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission file number: 0-29651

USA VIDEO INTERACTIVE CORP.

(Exact name of registrant as specified in its charter)

WYOMING                                                                  06-1576391

(State or Other Jurisdiction of                               (I.R.S. Employer Identification No.)

Incorporation or Organization)

1224 Mill Street –Bldg 2, Suite 117, East Berlin, Connecticut              06023

           (Address of principal executive offices)                             (ZIP code)

(860) 828-2017

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

Yes   ☐       No ☒

At August 13, 2010, there were 188,526,364 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 4,531	$ 765
Accounts receivable	9,000	48,000
Prepaid expenses and other current assets	2,996	3,903
Total current assets	16,527	52,668
Property and Equipment - at cost, net	-	-
Deferred Tax Assets, net of valuation allowance
of $9,864,000 and $9,896,000, respectively	-	-
Total Assets	$ 16,527	$ 52,668
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 698,721	$ 745,065
Due to related parties	160	160
Total current liabilities	698,881	745,225
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 500,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 500,000,000 shares,
issued and outstanding 188,526,364	38,461,583	38,303,544
Accumulated deficit	(39,143,937)	(38,996,101)

Stockholders' deficiency	(682,354)	(692,557)

Total Liabilities and Stockholders' Deficiency	$ 16,527	$ 52,668

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue	$ 12,000	$ 6,000	$ 21,000	$ 12,000

Expenses:
Cost of sales	1,800	4,650	3,150	4,650
Research and development	2,400	9,000	3,300	18,000
Selling, general and administrative	58,661	143,629	158,675	254,570
Depreciation and amortization	-	-	-	-

Total expenses	62,861	157,279	165,125	277,220
Loss from operations	(50,861)	(151,279)	(144,125)	(265,220)

Other income (expense)
Interest income (expense)	(862)	(26)	(3,711)	(26)
Gain on settlement of accounts payable	-	-	-	-
Gain on sale of equipment	-	-	-	-

	(862)	(26)	(3,711)	(26)

Net loss	$ (51,723)	$ (151,305)	$ (147,836)	$ (265,246)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	188,526,364	178,526,364	1878,526,364	178,526,364

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2009	188,526,363	$ 38,303,544	$ (38,996,101)	$ (692,557)
Issuance of common stock upon
exercise of warrants	-	-	-	-
Issuance of common stock upon
exercise of stock options	-	-	-	-
Capital contribution		158,039	-	158,039
Net loss		-	(147,836)	(147,836)

Balance at June 30, 2010	188,526,363	$ 38,461,583	$ (39,143,937)	$ (682,354)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2009	2010	2009

Cash flows from operating activities:
Net loss	$ (51,723)	$ (151,305)	$ (147,836)	$ (265,246)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	-	-
Noncash compensation charge	-	21,525	-	21,525
Capital contribution	158,039	-	158,039	-
Changes in operating assets and liabilities:
Increase in accounts receivables	(6.000)	(6.000)	39,000	(12,000)
Decrease in prepaid expenses
and other current assets	278	(634)	907	823
Increase (decrease) in accounts payable and
accrued expenses	(107,939)	133,757	(46,344)	255,358

Net cash used in operating activities	(7,345)	(2,657)	3,766	460

Cash flows from investing activities:
Proceeds from equipment sales	-	-	-	-

Net cash provided by investing activities	-	-	-	-

Cash flows from financing activities:
Proceeds from the exercise of common
stock and warrants	-	-	-	-
Proceeds from the issuance of common tock upon exercise of stock options	-	-	-	-

Net cash provided by financing activities			-	-

Net decrease in cash and cash
Equivalents	(7,345)	(2,657)	3,766	460

Cash and cash equivalents at beginning of period	11,876	3,182	765	65

Cash and cash equivalents at end of period	$ 4,531	$ 525	$ 4,531	$ 525

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

(Stated in US Dollars)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $147,836 for the six month period ended June 30, 2010 and, in addition the Company incurred losses of $811,004 and $915,918 for the years ended December 31, 2009 and 2008, respectively. As of June 30, 2010, the Company had an accumulated deficit of $39,143,937 and a working capital deficit of $682,354. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at June 30, 2010 and 2009.

NOTE C – COMMON STOCK

No shares of common stock were issued from January 1, 2010 to June 30, 2010.  From August 2008 until March 2010 salary and expense reimbursement for an officer were accrued and included in losses from operations.  Effective June 30, 2010, an officer of the Company made a capital contribution of $158,039 for the outstanding accrued expenses.  As this transaction is with an officer and a shareholder, the Company has recorded this as a contribution to capital.

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

The Company leases its United States office space under a non-cancelable operating lease, expiring in July 2010.  The minimum rental commitment of this lease is approximately $13,560 annually.  The Company leases its Canadian office space on a month to month basis.  Rent expense United States and Canada amounted to $22,746 and $20,367 for the six months ended June 30 2010 and 2009, respectively.

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

During the six month period ended June 30, 2010 the Company granted no options.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

A summary of the status of the Company's options and changes for the three months ended June 30, 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	1,400,000	$0.10
Granted	-0-	n/a
Exercised	-0-	n/a
Cancelled/expired	1,000,000	$0.10
Outstanding at end of period	400,000	$0.10	0.8years	$40,000
Options exercisable at end of period	400,000

As of June 30, 2010 all options are fully vested.

NOTE  F – INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the second quarter of 2010, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2010 and December 31, 2008.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2010.

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

Although we have generated nominal sales for the second quarter of 2010, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

RESULTS OF OPERATIONS

Sales

Sales for the six-month period ended June 30, 2010 and June 30, 2009 were $21,000 and $12,000, respectively.  Sales for the three-month period ended June 30, 2010 and June 30, 2009 were $12,000 and $6,000, respectively.  Revenues were generated from Software License Agreement from our Smartmark™ Software.

Cost of Sales

The cost of sales for the six months ended June 30, 2010 was $3,150 as compared to $4,650 for the comparable period in 2009.  For the three-month period ended June 30, 2009, the cost of sales was $1,800 as compared to $4,650 for the comparable period in 2009.  Costs are the royalties on our video watermarking license agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the six months ending June 30, 2010.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions and direct marketing to other possible customers.  Consulting and management fees decreased due to a reduction of salaries and fees.  Administrative expenses have decreased as a result.

Selling, general and administrative expenses for the three months ended June 30, 2010 decreased by $84,968 to $58,661 from $143,629 for the three months ended June 30, 2009.  The decrease was due to management decision to use direct marketing.  For the six months ended June 30, 2010 the costs decreased by $95,895 to $158,675 from $254,570 for the comparable period in 2009.  The decrease was the result of expenses incurred related to a reduction in consulting fees, salaries and product marketing expenses.

Product marketing expense for the three months ended June 30, 2010, decreased to $924 from $18,334 for the comparable period in 2009.  The increase was due to management decision to use direct marketing.  For the six months ended June 30, 2010 these costs decreased to $12,583 from $36,921 for the comparable period in 2009.  The decrease was due to management’s decision to direct our efforts towards our current customer and direct marketing to other possible customers

Consulting and management fees for the three months ended June 30, 2010, decreased to $-0- from $43,500 for the comparable period in 2009.  For the six months ended June 30, 2010 these costs decreased to $21,750 from $87,000 for the comparable period in 2009.  We incurred decreased costs in 2010 due to management decision to reduce their salaries.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractor fees, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $3,300 for the six months ended June 30, 2010, from $18,000 for the comparable period in 2009 and to $2,400 for the three months ended June 30, 2010 from $9,000 for the comparable period in 2009.  The decrease was the result of a concentration in one application of research and development efforts for MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the six months ended June 30, 2010 were $21,525, compared to $65,775 for the comparable period in 2008.   The amount for the six months ended June 30, 2010 was due to the issuance of stock options to contractors

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for the remainder of 2009.  Our net loss for the six months ended June 30, 2010 was $147,836, compared with a net loss of $265,246 for the six months ended June 30, 2009.  The decrease in losses is directly related to the reduction in consulting fees, management fees, research and development and marketing.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had a cash position of $4,531, compared to $765 at December 31, 2009.  We anticipate capital requirements of $700,000 for the continued development of our MediaSentinel™ products and 700,000 for commercialization of our MediaSentinel™ products.

We will require additional financing to fund current operations through fiscal 2010.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $0.75 million to $1.25 million to finance operations through fiscal 2010 and we intend to seek such financing through sales of our equity securities.  We have not raised any capital in the six months ended June 30, 2010.

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

The Company leases its United States office space under a non-cancelable operating lease, expiring in July 2010.  The minimum rental commitment of this lease is approximately $13,560 annually.  The Company leases its Canadian office space on a month to month basis.  Rent expense United States and Canada amounted to $22,746 and $20,367 for the six months ended June 30 2010 and 2009, respectively.

Item 1A.     Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. These factors continue to be meaningful for your evaluation of our company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks presented in the Form 10-K.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On August 16th, 2010 we announced that John A. Braden & Company, P.C. had resigned as our auditors, effective August 3, 2010.  We engaged ABBM Group Ltd. LLP ("ABBM") as our independent certified public accountants commencing with the audit of our financial statements for the fiscal year ended December 31, 2010.  The decision to engage ABBM was approved by the audit committee of our board of directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  August 16th, 2010

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer