Form 10-Q
period 2010-09-30
USA VIDEO INTERACTIVE CORP
filed 2010-11-18
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(860) 828-2107

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

Yes   ☐       No ☒

At November 18, 2010, there were 191,596,364 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 5,946	$ 765
Accounts receivable	9,070	48,000
Prepaid expenses and other current assets	2,997	3,903
Total current assets	18,013	52,668
Property and Equipment - at cost, net	-	-
Intangible assets. Net	-	-
Deferred Tax Assets, net of valuation allowance
of $9,898,000 and $9,896,000, respectively	-	-
Total Assets	$ 18,013	$ 52,668
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 362,382	$ 507,768
Accounts payable and accrued expenses - related parties	214,878	237,457
Total current liabilities	577,260	745,225
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 500,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 500,000,000 shares,
issued and outstanding 190,026,364 and
188,526,364 respectively	38,529,083	38,303,544
Common stock subscribed	-	-
Accumulated deficit	(39,088,330)	(38,996,101)

Stockholders' deficiency	(559,247)	(692,557)

Total Liabilities and Stockholders' Deficiency	$ 18,013	$ 52,668

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenue	$ 9,070	$ 6,000	$ 30,070	$ 18,000

Expenses:
Cost of sales	1,360	900	4,510	5,550
Research and development	-	3,000	3,300	21,000
Selling, general and administrative	62,838	145,556	221,513	400,126
Depreciation and amortization	-	-	-	-

Total expenses	64,198	149,456	229,323	426,676
Loss from operations	(55,128)	(143,456)	(199,253)	(408,676)

Other income (expense)
Interest income (expense)	(744)	-	(4,455)	(26)
Gain on settlement of accounts payable	109,979	-	109,979	-
Gain on sale of equipment	1,500	-	1,500	-

	110,735	-	107,024	(26)

Net Income ( loss )	$ 55,607	$ (143,456)	$ (92,229)	$ (408,702)

Net Income ( loss ) per share - basic and diluted	$ 0.00	$ (.00)	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	188,709,291	178,526,364	188,581,309	178,526,364

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Common Stock	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Deficit	Deficiency

Balance at December 31, 2009	188,526,363	$ 38,303,544	$ -	$ (38,996,101)	$ (692,557)
Issuance of common stock and common
stock warrants for cash		-	-	-	-
Issuance of common stock upon
exercise of warrants	1,500,000	67,500	-	-	67,500
Issuance of common stock upon
exercise of stock options		-	-	-	-
Noncash compensation charges		-	-	-	-
Capital contribution		158,039	-	-	158,039
Net loss		-		(92,229)	(92,229)

Balance at September 30, 2010	190,026,363	$ 38,529,083	$ -	$ (39,088,330)	$ (559,247)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Cash flows from operating activities:
Net Income (loss)	$ 55,607	$ (143,456)	$ (92,229)	$ (408,702)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	-	-
Gain on settlement of accounts payable	109,979	-	109,979	-
Gain on sale of equipment	1,500	-	1,500	-
Noncash compensation charge	-	-	-	21,525
Capital contribution	-	-	158,039	-
Changes in operating assets and liabilities:
Increase in accounts receivables	(70)	(6,000)	38,930	(18,000)
Decrease in prepaid expenses
and other current assets	(1)	(3,223)	906	(2,400)
Increase (decrease) in accounts payable and
accrued expenses	(276,890)	24,254	(255,365)	123,158
Increase (decrease) in accounts payable and
accrued expenses - related parties	45,290	130,865	(22,579)	287,319

Net cash used in operating activities	(64,585)	2,440	(60,819)	2,900

Cash flows from investing activities:
Proceeds from equipment sales	(1,500)	-	(1,500)	-

Net cash provided by investing activities	(1,500)	-	(1,500)	-

Cash flows from financing activities:
Proceeds from the exercise of common
stock and warrants	-	-	-	-
Proceeds from the issuance of common stock upon exercise of stock options	67,500	-	67,500	-
Common stock subscribed	-	26,536	-	26,536

Net cash provided by financing activities	67,500	26,536	67,500	26,536

Net increase (decrease) in cash and cash
equivalents	1,415	28,976	5,181	29,436

Cash and cash equivalents at beginning of period	4,531	525	765	65

Cash and cash equivalents at end of period	$ 5,946	$ 29,501	$ 5,946	$ 29,501

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

(Stated in US Dollars)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.  Presentation for prior periods has be reclassified to be consistent with current presentation.   This is not considered to be a restatement.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $92,229for the nine month period ended September 30, 2010 and, in addition the Company incurred losses of $811,004 and $915,918 for the years ended December 31, 2009 and 2008, respectively. As of September 30, 2010, the Company had an accumulated deficit of $39,088,330and a working capital deficit of $559,247. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at September 30, 2010 and 2009.

During the quarter, as part of a policy of focusing the Company’s activities on areas most likely to be productive, the Company dissolved inactive subsidiaries in Texas and Wyoming.    In connection with closing those companies the Company recognized income from the extinguishment of debt due by those subsidiaries which was not guaranteed or owed by the parent company.

NOTE C – COMMON STOCK

From July 1, 2010 to September 30, 2010, the company issued 1,500,000 shares of common stock upon the exercising of warrants with an exercise price of $0.045 per share of common and received gross proceeds of $67,500.

NOTE D - CONTINGENT LIABILITY

The Company’s patent infringement litigation against Movielink LLC came to a substantive conclusion on September 8, 2006, when the U.S. Court of Appeals for the Federal Circuit affirmed certain rulings of the U.S. District Court for the District of Delaware granting Movielink summary judgment of non-infringement. A further procedural determination was entered on September 26, 2007, taxing litigation costs against the Company

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to our interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees and granted the motions for costs, so that we now have a remaining liability from this litigation in the amount of approximately $30,000, not counting our own remaining attorney fees and litigation expenses.  Our subsidiary filed notice of appeal from the district court's adverse substantive decisions, but was unable to prosecute the appeal and so it was dismissed.  USA Video Technology Corp has reported $30,000 accounts payable in fiscal year 2009.  In September 2010, USA Video Technology Corp. was dissolved and the $30,000 was reported as gain on settlements of account payable.

The Company leases its United States and Canada office space under a month to month lease basis.  Rent expense in the United States and Canada amounted to $32,156 and $32,115 for the nine months ended September 30, 2010 and 2009, respectively.

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

During the nine month period ended September 30, 2010 the Company granted no options.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

A summary of the status of the Company's options and changes for the three months ended September 30, 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining life	Aggregate intrinsic Value
Outstanding at beginning of period	1,400,000	$0.10
Granted	-0-	n/a
Exercised	-0-	n/a
Cancelled/expired	1,000,000	$0.10
Outstanding at end of period	400,000	$0.10	0.6years	$40,000
Options exercisable at end of period	400,000

As of September 30, 2010 all options are fully vested.

NOTE  F – INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the third quarter of 2010, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at September 30, 2010 and December 31, 2009.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2010.

The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE  G – SUBSEQUENT EVENTS

From October 1, 2010 to November 18, 2010, the company issued 1,570,000 shares of common stock from the sale of warrants at $0.045 per share.

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

Although we have generated nominal sales for the third quarter of 2010, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

We were incorporated on April 18, 1986, as First Commercial Financial Group Inc. in the Province of Alberta, Canada.  In 1989, our name was changed to Micron Metals Canada Corp., which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business.  In 1995, we changed our name to USA Video Interactive Corp. and continued our corporate existence to the State of Wyoming.  We have two wholly-owned subsidiaries:  USA Video (California) Corp. and USVO, Inc.  In the month of September 2010 we dissolved USA Video Corp., Old Lyme Productions Inc., and USA Video Technology Corp. Our executive and corporate offices are located in Niantic, Connecticut, and our Canadian offices are located in Vancouver, British Columbia.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2010 and September 30, 2009 were $30,070 and $18,000, respectively.  Sales for the three-month period ended September 30, 2010 and September 30, 2009 were $9,070 and $6,000, respectively.  Revenues were generated from Software License Agreement from our Smartmark™ Software.

Cost of Sales

The cost of sales for the nine months ended September 30, 2010 was $4,510 as compared to $5,550 for the comparable period in 2009.  For the three-month period ended September 30, 2009, the cost of sales was $1,360 as compared to $900 for the comparable period in 2009.  Costs are the royalties on our video watermarking license agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the nine months ending September 30, 2010.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions and direct marketing to other possible customers.  Consulting and management fees decreased due to a reduction of salaries and fees.  Administrative expenses have decreased as a result.

Selling, general and administrative expenses for the three months ended September 30, 2010 decreased by $82,718 to $62,838 from $145,556 for the three months ended September 30, 2009.  The decrease was due to management decision to forgo consulting fees and salaries. For the nine months ended September 30, 2010 the costs decreased by $178,613 to $221,513 from $400,126  for the comparable period in 2009.  The decrease was the result of expenses incurred related to a reduction in consulting fees, salaries and product marketing expenses.

Consulting fees for the three months ended September 30, 2010, decreased to $-0- from $18,000 for the comparable period in 2009.  For the nine months ended September 30, 2010 these costs decreased to $9,000 from $54,000 for the comparable period in 2009.  We incurred decreased costs in 2010 due to management decision to reduce their salaries.

Product marketing expense for the three months ended September 30, 2010, decreased to $17,889 from $18,113 for the comparable period in 2009.  The increase was due to management decision to use direct marketing.  For the nine months ended September 30, 2010 these costs decreased to $30,742 from $55,034 for the comparable period in 2009.  The decrease was due to management’s decision to direct our efforts towards our current customer and direct marketing to other possible customers

Professional expenses for the three months ended September 30, 2010 decreased to $6,483 from $13,549 for the comparable period in 2009.  For the nine months ended September 30, 2010 these costs decreased to $18,255 from $20,435 for the comparable period in 2009.  We incurred decreased costs in 2010 due to the patent infringement lawsuit.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractor fees, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $3,300 for the nine months ended September 30, 2010, from $21,000 for the comparable period in 2009 and to $-0- for the three months ended September 30, 2010 from $3,000 for the comparable period in 2009.  The decrease was the result of a concentration in one application of research and development efforts for MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges for the nine months ended September 30, 2010 were $-0-, compared to $21,525 for the comparable period in 2009.

Other Income

During the three months ended September 30, 2010 we recorded a gain on settlement of accounts payable due to the dissolution of the subsidiaries of $109,979, and also sold property and equipment and recorded a gain of $1,500.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for the remainder of 2009.  Our net loss for the nine months ended September 30, 2010 was $92,229, compared with a net loss of $408,702 for the nine months ended September 30, 2009.  The decrease in losses is directly related to the reduction in consulting fees, management fees, research and development and marketing.

LIQUIDITY AND CAPITAL RESOURCES

At September30, 2010, we had a cash position of $5,946, compared to $765 at December 31, 2009.  We anticipate capital requirements of $700,000 for the continued development of our MediaSentinel™ products and 700,000 for commercialization of our MediaSentinel™ products.

We will require additional financing to fund current operations through fiscal 2010.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $0.75 million to $1.25 million to finance operations through fiscal 2010 and we intend to seek such financing through sales of our equity securities.    In September 2010, we raised $67,500 through a private placement of 1,500,000 units at $.045 per unit.

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

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

The Company’s patent infringement litigation against Movielink LLC came to a substantive conclusion on September 8, 2006, when the U.S. Court of Appeals for the Federal Circuit affirmed certain rulings of the U.S. District Court for the District of Delaware granting Movielink summary judgment of non-infringement. A further procedural determination was entered on September 26, 2007, taxing litigation costs against the Company

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to our interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees and granted the motions for costs, so that we now have a remaining liability from this litigation in the amount of approximately $30,000, not counting our own remaining attorney fees and litigation expenses.  Our subsidiary filed notice of appeal from the district court's adverse substantive decisions, but was unable to prosecute the appeal and so it was dismissed.  USA Video Technology Corp has reported $30,000 accounts payable in fiscal year 2009. .  In September 2010, USA Video Technology Corp. was dissolved and the $30,000 was reported as gain on settlements of account payable.

The Company leases its United States and Canada office space under a month to month lease basis.  Rent expense in the United States and Canada amounted to $32,156 and $32,115 for the nine months ended September 30 2010 and 2009, respectively.

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

Item 2.

Changes in Securities and Use of Proceeds

 From July 1, 2010 to September 30, 2010, the company issued 1,500,000 shares of common stock upon the exercising of warrants with an exercise price of $.045 per share of common and received gross proceeds of $67,500.

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

(ii)

On September 24, 2010 we filed an amendment to the Form 8-K dated August 16th, 2010 to include references to the previous two years and to include disclosure about the material weaknesses in our internal controls over financial report;

(iii)

On October 1st, 2010 we filed a second amendment to the Form 8-K dated August 16th, 2010 to include disclosure that we had discussed the material weaknesses with our auditors and to include an updated letter from John A. Braden & Company, P.C.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  November 18, 2010

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer