Form 10-K
period 2010-12-31
USA VIDEO INTERACTIVE CORP
filed 2011-04-01
CIK 1107280

1

                                                                    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 0-29651

USA VIDEO INTERACTIVE CORP.

(Exact name of registrant as specified in its charter)

WYOMING

06-1576391

(State or Other Jurisidiction of

(I.R.S. Employer Identification No.)

Incorporation of Organization)

1224 Mill Street-Bldg B –Suite 117, East Berlin, Connecticut

06023

(Address of principal executive offices)

(ZIP Code)

Registrant’s telephone number, including area code:

(860) 828-2107

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

Large Accelerated filer

☐

Accelerated Filer

☐

Non-accelerated filer

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No   ☒.

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   $3,831,927

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  191,596,364

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

These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.  References herein to “we,” “us,” and “the Company” are to USA Video Interactive, Corp.

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

Although we have generated nominal sales for the 2010 year, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

Corporate Background

Our company was incorporated on April 18, 1986, as “First Commercial Financial Group Inc.” in the Province of Alberta, Canada.  In 1989, our name was changed to “Micron Metals Canada Corp.”, which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business.  In 1995, we changed our name to “USA Video Interactive Corp.” and continued our corporate existence to the State of Wyoming.  We have one wholly-owned subsidiary: USVO Inc.  In the last four months of 2010 we dissolved: USA Video (California) Corp., USA Video Corporation, Old Lyme Productions Inc. and  USA Video Technology Corporation.  USA Video's executive and corporate offices are located in East Berlin, Connecticut, and our Canadian offices are located in Vancouver, British Columbia.

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

Proprietary Technologies

Our proprietary technologies include our (1) Digital watermarking piracy deterrence technology; (2) StreamHQ™ infrastructure, software, and service delivery processes, and (3) VOD patent (expired in February 2010).

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

Products and Services

Our principal products and services are our proprietary Digital Watermarking technology.  These technologies, together with video compression technology, facilitate the delivery of video to end users with piracy deterring Digital Watermarks.

We have developed a number of specific products and services based on these technologies.  These include:

•

MediaSentinel™, digital watermarking technology used to deter piracy of digital content;

•

SmartMarks™, are invisible, unremovable, forensic “digital watermarks” imbedded in every video frame to protect digital video from piracy.

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

Competitive Conditions

AquaMobile, Civolution, Verance, Verimatrix and other companies large and small are active in the field of digital watermark technologies.  The video streaming market is currently dominated by a small number of larger companies, including Real Networks, Microsoft, Yahoo and several others, some of which offer source-to-destination streaming media solutions.  Most of our current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than us.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

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

During fiscal 2010 and 2009, our research and development expenditures were $3,300 and $36,000, respectively.

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

Employees

As of March 31st, 2011, we employed four people, including our two senior executive officers, one technology and one administrative employee. We consider the relationships with our employees to be good.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES; WE EXPECT TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date,

we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses.  For the year ended December 31, 2010 we had a net loss of $89,175.  As of December 31, 2010, we had an accumulated deficit of $39,085,276 and a working capital deficit of $447,586.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so. If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.  Because of factors discussed in this paragraph, our auditors, in their report on our financial statements, have expressed substantial doubt concerning our ability to continue as a going concern.

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO REMAIN IN BUSINESS.

We require substantial working capital to fund our business.  We have had significant operating losses and negative cash flow from operations since inception of our current business and expect to continue to do so for the foreseeable future.  Our capital requirements will depend on several factors, including the rate of market acceptance of our products and services, the ability to establish and expand a client base and the growth and effectiveness of our sales and marketing efforts.  We estimate we will require approximately $1.25 Million to $1.75 Million in financing to meet our working capital needs over the remainder of 2011 and substantial additional financing thereafter.  Further, if capital requirements vary materially from those currently planned, we may require additional financing.  We have no arrangements or commitments for any financing.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

WE DO NOT CURRENTLY HAVE ANY PAYING CUSTOMERS.

Our sales were $39,070 in 2010 and $48,000 in 2009.  One customer accounted for 100% of our revenue for the years ended December 31, 2010 and 2009.  We expect a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.  Our inability to increase the number of our customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

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

OUR SHARE PRICE HAS BEEN AND COULD BE HIGHLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

The trading price of our common shares has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors including: variations in quarterly operating results; new products or services offered by us or our competitors; conditions or trends in the Internet and online commerce industries; changes in the economic performance and/or market valuations of other Internet and online service companies; and other events or factors, many of which are beyond our control.  In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations, including large price drops in 2010, 2009, 2008, 2003, 2002 and 2001, that have often been unrelated or disproportionate to the operating performance of such companies.  These broad market and industry factors may materially adversely affect the market price of our common shares, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies.  Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

Item 1B.

Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

Our headquarters and executive offices are located in East Berlin, Connecticut consisting of 144 square feet with a month to month lease.  The annual base rent is $1,590.

We also lease 800 square feet of office space located in Vancouver, British Columbia, on a month-to-month lease.  The annual base rent is $20,000.

Item 3.

Legal Proceedings.

Our patent infringement litigation (filed by a our subsidiary that was dissolved in September 2010) against Movielink LLC came to a substantive conclusion on September 8, 2006, when the U.S. Court of Appeals for the Federal Circuit affirmed certain rulings of the U.S. District Court for the District of Delaware granting Movielink summary judgment of non-infringement. A further procedural determination was entered on September 26, 2007, taxing litigation costs against us.

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to our interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees and granted the motions for costs, so that we now have a remaining liability from this litigation in the amount of approximately $30,000, not counting our own remaining attorney fees and litigation expenses.  Our subsidiary filed notice of appeal from the district court's adverse substantive decisions, but was unable to prosecute the appeal and so it was dismissed.  USA Video Technology Corp has reported $30,000 accounts payable as of December 31, 2009.  .  USA Video Technology Corp was been dissolved and the previous record payable has been written off in 2010.

Subsequent to the year end the Company and its former subsidiary Old Lyme Production, Inc (dissolved) was served with a notice of claim in the amount of $30,000.  The Company was not party to the contract nor a guarantor.  Management believes this claim is without merit and plans to vigorously defend this claim.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters.

There is a limited public market for our common shares.  Our common shares trade on the TSX Venture Exchange (the “TSX”) under the trading symbol "US", and on the NASD OTC Bulletin Board under the symbol "USVO".

The following table shows the high and low sales prices (in Canadian dollars) of our common shares as reported by the TSX for the periods indicated.

	TSX (Symbol “US”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2009	0.062	0.02
Second Quarter 2009	0.068	0.025
Third Quarter 2009	0.055	0.017
Fourth Quarter 2009	0.065	0.021
First Quarter 2010	0.060	0.025
Second Quarter 2010	0.030	0.010
Third Quarter 2010	0.015	0.010
Fourth Quarter 2010	0.045	0.010

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “USVO”)
Period	High (US $)	Low (US $)
First Quarter 2009	0.08	0.020
Second Quarter 2009	0.08	0.025
Third Quarter 2009	0.06	0.017
Fourth Quarter 2009	0.07	0.021
First Quarter 2010	0.06	0.02
Second Quarter 2010	0.03	0.01
Third Quarter 2010	0.02	0.01
Fourth Quarter 2010	0.04	0.01

As of March 31st 2011 there were 191,596,364 common shares outstanding, held by 1,288 shareholders of record.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

All sales of securities made by us during the year ended December 31, 2010 that were not registered under the Securities Act have been disclosed in our report on Form 10-Q for the periods ended March 31, 2010June 30, 2019and September 30, 2019or in this Form 10-K.  The sales did not involve the use of an underwriter and no commissions were paid in connection with the sale of any of these securities.

Item 6.

Selected Financial Data.

The following table presents selected historical financial data.  The consolidated statement of operations data for the years ended December 31, 2009 and 2010 and the balance sheet data as of December 31, 2009 and 2010 are derived from our consolidated financial statements included elsewhere in this report, which have been audited by John A. Braden , P.C., independent auditors for fiscal 2009 and Killman, Murrell & Company P.C. for 2009.  The selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	December 31
Item	2010 $	2009 $	2008 $	2007 $	2006 $
Revenue	39,070	48,000	24,000	--	--
Net loss	(89,175)	(811,004)	(915,918)	(1,784,193)	(1,249,045)
Loss per share	(0.00)	(0.00)	(0.01)	(0.01)	(0.01)
Total assets	20,079	52,668	3,055	73,905	55,478
Long-term obligations	--	--	--	--	--
Cash dividends per share	--	--	--	--	--

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

As more fully discussed below we have not been profitable, and our revenues for 2010 were $39,070.  We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the remainder of fiscal 2011 and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.  Long-lived assets are reviewed in accordance with ASC Topic 360-10-05.  Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs.

DEFERRED TAXES.  We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized.

ACCOUNTING FOR STOCK-BASED COMPENSATION.    Under ASC Topic 718, Stock Compensation (formerly referred to as SFAS No. 123(R)), the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.  The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  The amount of expense attributed is based on estimated forfeiture rate, which is updated based on actual forfeitures as appropriate.  This option pricing model requires the input of highly subjective assumptions, including the expected volatility of the Company’s common stock, pre-vesting forfeiture rate and an option’s expected life.  The financial statements include amounts that are based on the Company’s best estimates and judgments.

COMMITMENTS AND CONTINGENCIES.     We account for commitments and contingencies in accordance with financial accounting standards board Statement No. 5, Accounting for Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Results of Operations

Revenues

Revenues for the year ended December 31, 2010 ("fiscal 2010") were $39,070 and for the year ended December 31, 2009 ("fiscal 2009”) were $48,000.  All revenues for fiscal 2010 and 2009 were derived from a license agreement for digital watermarking.  We had one customer, which accounted for 100% of the revenue in both years.

Expenses

Total operating expenses for fiscal 2010 were $259,735, compared with $858,978 for fiscal 2009.  For fiscal 2010, cost of sales were $5,860, as compared with $10,050 for fiscal 2009.

Non-cash compensation charges for fiscal 2010 were $-0- and for fiscal 2009 were $264,525, due mostly to issuance of common shares and share purchase warrants to our officers, directors and employees at a price or exercise price below the market price of the common shares at the time of issuance and the issuance of stock options to contractors due to our adoption of FASB 123R effective as of January 1, 2006.  Because the rules of the TSX allow that the offering price for privately placed securities of listed companies may be set at the market price when the offering is first announced, rather than upon closing, the sale price of the common shares and the exercise price of the warrants were below the market price of the common shares on the date of issuance.  In 2006 fair value of employee stock options for employees are included in non-cash compensation which is included in selling, general, and administrative expenses in the statement of operations.

Our management and employee agreed to fifty percent (50%) reduction of salaries and fees in the first quarter of fiscal 2010 and no wages in the second, third and fourth quarters of fiscal 2010.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions.  Professional fees decreased due expiration of our patent in February 2010.   Administrative expenses have decreased as a result.

During the period ended December 31, 2010 in connection with the dissolution of the subsidiaries, we wrote off accounts payable obligations of approximately $136,000 and recorded a gain of $136,000, due to the fact that the parent company was not responsible for the subsidiaries' liabilities.

Fiscal 2010 versus fiscal 2009

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $3,300 for fiscal 2010, from $35,965 for the comparable period in fiscal 2009.

Selling, general and administrative expenses were $250,575 for fiscal 2010, as compared to $812,963 for fiscal 2009. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations.  The primary components of the decreases from fiscal 2010 to fiscal 2009 were:

•

a $46,137 decrease in fiscal 2010 in marketing expenses was due to management’s decision to direct our efforts toward the current customer in additional divisions and reduction in marketing salaries; and

•

a $215,250 decrease in salaries and fees in fiscal 2010 was due to management and employee reduction; and

•

a $9,712 decrease in fiscal 2010 in transfer agent fees was due to decreased activity for stock transfer.

•

a $264,525 decrease in fiscal 2010 in non-cash compensation charges due to no issuance of options or private placements.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for fiscal 2010 was $89,175, compared with a net loss of $811,004 for fiscal 2009.

Liquidity and Capital Resources

At December 31, 2010 our cash position was $5,254, a increase of $4,489 from December 31, 2009.  We had a working capital deficit of $447,586 and an accumulated deficit of $39,085,276 at December 31, 2010.

Our principal source of cash during fiscal 2010 as proceeds of $138,150 received from the exercise of stock warrants. This was offset by $133,661 of cash used in operating activities.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During fiscal 2010 officers, directors, employees and a small group of investors exercised warrants, resulting in gross proceeds to us of $138,150.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2010, have stated that there is substantial doubt about our ability to continue as a going concern.  As of December 31, 2010, we had $5,254 in cash. We will require an additional $1.25 million to $1.75 million to finance operations for the fiscal 2011 and we intend to obtain such financing through sales of our equity securities.  The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $1.25 million to $1.75 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities.  Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $2.0 million to $3.0 million for fiscal 2012.  We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2010 we have no off-balance sheet arrangements.

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

DECEMBER 31, 2010

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-3

Comments by Auditors for Canadian Readers on U.S./Canada Reporting Differences

F-4

Consolidated Financial Statements:

Balance Sheets

F-6

Statements of Operations

F-7

Statements of Stockholders' Deficiency

F-8

Statements of Cash Flows

F-9

Notes to Consolidated Financial Statements

F-10 - F-17

Killman, Murrell & Company, P.C.

                                                               Certified Public Accountants

3300 N. A Street, Bldg. 4, Suite 200	1931 E. 37th Street, Suite 7	2626 Royal Circle
Midland, Texas 79705	Odessa, Texas 79762	Kingwood, Texas
(432) 686-9381	(432) 363-0067	(281) 359-7224
Fax (432) 684-6722	Fax (432) 363-0376	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Video Interactive Corp.

We have audited the accompanying consolidated balance sheet of USA Video Interactive Corp. as of December 31, 2010, and the related statement of operations, stockholders’ deficiency, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video Interactive Corp. as of December 31, 2010 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Killman, Murrell & Company, P.C.

KILLMAN, MURRELL & COMPANY,  P.C.

Houston, Texas

March 31, 2011

Killman, Murrell & Company, P.C.

                                                               Certified Public Accountants

3300 N. A Street, Bldg. 4, Suite 200	1931 E. 37th Street, Suite 7	2626 Royal Circle
Midland, Texas 79705	Odessa, Texas 79762	Kingwood, Texas
(432) 686-9381	(432) 363-0067	(281) 359-7224
Fax (432) 684-6722	Fax (432) 363-0376	Fax (281) 359-7112

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

Our report to the Board of Directors dated March 31, 2011, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

/s/ Killman, Murrell & Company, P.C.

KILLMAN, MURRELL & COMPANY, P.C.

Houston, Texas

March 31, 2011

JOHN A. BRADEN, P.C.

____________________________________________________________________________________________________________

Members of the Texas Society of            Members of the American Institute

Certified Public Accountants         Certified Public Accountants          of Certified Public Accountants

Members of PCPS & Center for Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

USA Video Interactive Corp.

We have audited the accompanying consolidated balance sheet of USA Video Interactive Corp. as of December 31, 2009, and the related statement of operations, stockholders’ equity (deficiency), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Video Interactive Corp. as of December 31, 2009 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from operations and has a net working capital deficiency and a stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  They did reflect a reclassification of a liability as due to a related party.  We believe this reclassification constitutes an additional disclosure and not a restatement.

JOHN A. BRADEN, P.C.

Houston, Texas

March 30, 2010, except as to the final sentence of paragraph 4 above which is March 31, 2011

Tel. 281.873.5005 · Fax 281.873.5383 · 12941 Interstate 45 North · Suite 422 · Houston, Texas 77060

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$ 5,254	$ 765
Accounts Receivable	12,070	48,000
Prepaid expenses and other current assets	2,755	3,903
Total current assets	20,079	52,668

Property and Equipment - at net	-	-

Intangible assets, net	-	-

Deferred Tax Assets, net of valuation allowance of $9,890,000 and
$9,869,000, respectively	-	-
Total Assets	$ 20,079	$ 52,668

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 224,380	$ 653,565
Accounts payable and accrued expenses - related parties	243,285	91,660
Total current liabilities	467,665	745,225

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 500,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized
500,000,000 shares, issued and outstanding 191,596,364 and
188,596,364 shares, respectively	38,637,690	38,303,544

Accumulated deficit	(39,085,276)	(38,996,101)
Stockholders' deficiency	(447,586)	(692,557)
Total Liabilities and Stockholders' Deficiency	$ 20,079	$ 52,668

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31,	2010	2009

Revenue	$ 39,070	$ 48,000

Expenses:
Cost of sales	5,860	10,050
Research and development	3,300	35,965
Selling, general and administrative (includes noncash compensation charges of approximately $-0- and $264,525)	250,575	812,963
Depreciation and amortization	-	-
Total expenses	259,735	858,978
Loss from operations	(220,665)	(810,978)

Other income (expense), net:
Interest income (expense) (net of interest income
of $-0- and $-0-, respectively)	(5,804)	(26)
Gain on settlement of accounts payable	135,794	-
Gain on sale of equipment	1,500	-
	131,490	(26)

Net loss	$ (89,175)	$ (811,004)

Net loss per share - basic and diluted	$ -	$ -
Weighted-average number of common shares outstanding -
basic and diluted	189,234,912	180,252,391

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Common Stock and			Stockholders'
	Additional Paid-in Capital		Accumulated	Equity
	Shares	Amount	Deficit	(Deficiency)

Balance at January 1, 2009	178,526,363	37,764,019	(38,185,097)	(421,078)
Issuance of common stock and common stock warrants for cash	10,000,000	275,000	-	275,000
Noncash compensation charges	-	264,525	-	264,525
Net loss	-	-	(811,004)	(811,004)

Balance at December 31, 2009	188,526,363	38,303,544	(38,996,101)	(692,557)
Issuance of common stock on the exercise of
stock warrants for cash	3,070,000	138,150	-	138,150
Noncash compensation charges	-	-	-	-
Capital contribution		195,996	-	195,996
Net loss	-	-	(89,175)	(89,175)
Balance at December 31, 2010	191,596,363	$ 38,637,690	$(39,085,276)	$ (447,586)

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2010	2009
Cash flows from operating activities:
Net loss	$ (89,175)	$ (811,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of accounts payable	(135,794)	-
Noncash compensation charge	-	264,525
Changes in operating assets and liabilities:
Decrease in accounts receivable	35,930	(48,000)
Decrease (increase) in prepaid expenses and other current assets	1,148	(913)
Increase (decrease) in accounts payable and accrued expenses	(97,395)	229,592
(Decrease) increase in due to related parties	151,625	91,500
Net cash used in operating activities	(133,661)	(274,300)

Cash flows from financing activity - proceeds from the
issuance of common stock and warrants	138,150	275,000
Net cash provided by financing activities
Net increase (decrease) in cash and cash equivalents	4,489	700
Cash and cash equivalents at beginning of year	765	65
Cash and cash equivalents at end of year	$ 5,254	$ 765
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 5,084	-
Significant Non Cash Transactions
During the year, shareholders of the Company made capital contributions for accounts payable
Accounts Payable	$ (195,996)
Common stock and additional paid in capital	$ 195,996

See Notes to Consolidated Financial Statements

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The following financial statements present the financial results of USA Video Interactive Corp and its wholly owned subsidiaries USA Video (California) Corp. (dissolved), USA Video Corporation (dissolved), Old Lyme Productions Inc. (dissolved), USA Video Technology Corporation (dissolved) and USVO Inc. on a consolidated basis.

2. BUSINESS:

USA Video Interactive Corp. (the "Company") is a designer of high-tech Internet streaming video-on-demand systems, services and solutions.  At December 31, 2010 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $89,175 and $811,004 for the years ended December 31, 2010 and 2009, respectively.  In addition, the Company has a working capital deficiency of $447,586 and a stockholders’ deficiency of $39,085,276 at December 31, 2010. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The Company sells its products to customers on an open credit basis.  The Company’s trade accounts receivable are due from such customers and are generally uncollateralized.  Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts.  As of December 31, 2010 and 2009, the Company considered its accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was recorded.  Bad debt expense for the years ended December 31, 2010 and 2009 was zero.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Property and equipment is stated at cost.  Maintenance and repairs are expensed as incurred.  When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

Intangible assets consist of patents and patents pending owned by the Company for the Store and Forward Video System.  The patents and patents pending were recorded at cost and were amortized on a straight-line basis over 17 years. The intangible assets were written off completely due to impairment.

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

Under ASC Topic 718, Stock Compensation (formerly referred to as SFAS No. 123(R)), the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.  The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  The amount of expense attributed is based on estimated forfeiture rate, which is updated based on actual forfeitures as appropriate.  This option pricing model requires the input of highly subjective assumptions, including the expected volatility of the Company’s common stock, pre-vesting forfeiture rate and an option’s expected life.  The financial statements include amounts that are based on the Company’s best estimates and judgments.

The implementation under ASC Topic 718, stock compensation formerly referred to as SFAS 123 (R) has resulted in charges of $-0- and $264,525  or the years ended December 31, 2010 and 2009, respectively.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no options were issued in 2010):
Year ended December 31	2010	2009
Expected dividend yield	N/A	- 0 -
Risk-free interest rate	N/A	1.66-1.95%
Volatility	N/A	181-187%
Expected life (years)	N/A	2

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

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period.  The aggregate effect of translation adjustments is immaterial at December 31, 2010 and 2009.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants.  Potential common stock amounts of approximately 7,330,000 and 17,400,000 for the years ended December 31, 2010 and 2009, respectively, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Reclassification of accounts payable and accrued expenses in the amount of $91,500 at December 31, 2009, have been reclassified to accounts payable and accrued expenses - related parties to conform with current year's presentation.

4 MAJOR CUSTOMERS:	During the year ended December 31, 2010 and 2009 one customer accounted for 100% of total revenue.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	Prepaid expenses and other current assets consist of the following:
	December 31,	2010	2009
	Prepaid Rent	$-0-	$1,100
	Taxes Receivable	2,755	2,803
	Other (none in excess of 5% of current assets)	-0-	-0-
		$2,755	$3,903

6. INTANGIBLE ASSETS:	Intangible assets were written off in prior periods due to impairment of long lived assets.

7. PROPERTY AND EQUIPMENT:	Property and equipment, at cost, consists of the following:

December 31,	2010	2009	Estimated Useful Life
Office Equipment	$ 3,535	$ 16,069	5 years
Less accumulated depreciation	3,535	16,069
	$ - 0 -	$ - 0 -

	Depreciation and amortization expenses amounted to $-0-, for the years ended December 31, 2010 and 2009
8. ACCOUNTS PAYABLE AND	Accounts payable and accrued expenses consist of the following:
ACCRUED	December 31,	2010	2009
EXPENSES	Accounts payable	$ 184,545	$ 387,839
	Accrued professional fees	15,000	87,113
	Accrued payroll and related tax withholdings	24,835	268,613
	Amounts due for purchased computer equipment	-0-	1,500
		$ 224,380	$ 745,065

During the period ended December 31, 2010 and 2009 as the result of dissolving subsidiaries, we wrote off accounts payable obligations, which were not guaranteed by the parent  of approximately $136,000 and $-0- and recorded a gain of $136,000 and    $-0-, respectively.

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES:

Our patent infringement litigation against (filed by a our subsidiary that was dissolved in September 2010) Movielink LLC came to a substantive conclusion on September 8, 2006, when the U.S. Court of Appeals for the Federal Circuit affirmed certain rulings of the U.S. District Court for the District of Delaware granting Movielink summary judgment of non-infringement. A further procedural determination was entered on September 26, 2007, taxing litigation costs against us.

On September 13, 2006, USA Video Technology Corp., our wholly-owned subsidiary, filed suit in the U.S. District Court for the Eastern District of Texas, alleging that its U.S. Patent No. 5,130,792 is infringed by cable technology interests including Time Warner, Inc., Charter Communications, Inc., and Comcast Cable Communications LLC, and seeking statutory compensation and a court injunction against further infringement.  In December 2007, the court issued rulings adverse to our interests: a claim construction ruling interpreting certain terms in the patent's claims, and a related summary judgment of non-infringement.  Defendants then filed motions for costs and attorney fees.  The court denied defendants' motions for attorney fees and granted the motions for costs, so that we now have a remaining liability from this litigation in the amount of approximately $30,000, not counting our own remaining attorney fees and litigation expenses.  Our subsidiary filed notice of appeal from the district court's adverse substantive decisions, but was unable to prosecute the appeal and so it was dismissed.  USA Video Technology Corp was been dissolved and the previous record payable has been written off in 2010.

10. STOCK- HOLDERS' EQUITY:

From January 1, 2010 to December 31, 2010, the Company issued 3,070,000 shares of common stock upon the exercising of warrants with exercise price of $0.045 per common share.

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

The shareholders approved on October 13, 2009 a resolution to increase the authorized share capital from 250,000,000 shares of common stock to 500,000,000 shares of common stock.

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

A summary of the status of the Company's options and changes during the years is presented below:

Year ended December 31	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,400,000	$0.10	8,000,000	$0.10
Granted	-0-	$N/A	650,000	$0.10
Exercised	-0-	$N/A	-0-	$N/A
Cancelled/expired	1,000,000	$0.10	7,250,000	$0.10
Outstanding at end of year	400,000	$0.10	1,400,000	$0.10
Options exercisable at year end	400,000	$0.10	1,400,000	$0.10
Weighted average fair value of options granted during the year		$0.10		$0.10

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value at December 31, 2010 was $40,000.

There is no future unrecognized compensation since all of the options granted are immediately exercisable and fully vested.

The following table summarizes information about fixed stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	400,000	0.33	$0.10	400,000	$0.10

Warrants to purchase shares of common stock are as follows:

Year ended December 31,	2010		2009
	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price

Outstanding at beginning of year	16,000,000	$0.045-$0.092	6,000,000	$0.089
Issued	-0-		10,000,000	$0.045-$0.092
Exercised	3,070,000-	$0.045	-0-
Expired	6,000,000	$0.089	-0-
Outstanding at end of year	6,930,000	$0.092	16,000,000	$0.045-$0.092

Warrants issued in 2009 have a contractual life of two years from the date of issuance.

12. INCOME TAXES:

As of December 31, 2010 the Company had deferred tax assets resulting primarily from net operating loss carry forwards of approximately $29,000,000, which are available to offset future taxable income, if any, through 2030.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2010	2009
Net operating loss carryforwards	$ 9,890,000	$ 9,869,000
Valuation allowance	(9,890,00)	(9,869,000)
Net deferred tax assets	$ - 0 -	$ - 0 -

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2010	2009
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 - %	- 0 - %

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):	The following table summarizes selected quarterly data for the years ended December 31, 2010 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2010:
Revenue	$ 9,000	$ 12,000	$ 9,070	$ 9,000	$ 39,070
Expenses	(105,113)	(63,723)	46,537	(5,946)	(128,245)
Net Gain(Loss)	(96,113)	(51,723)	55,607	3,054	(89,175)

Net gain(loss) per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
2009:
Revenue	$ 6,000	$ 6,000	$ 6,000	$ 30,000	$ 48,000
Expenses	(119,941)	(157,305)	(149,456)	(432,302)	(859,004)
Net Loss	(113,941)	(151,305)	(143,456)	(402,302)	(811,004)

Net loss per common share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

14. SUBSEQUENT EVENT:

Subsequent to the year end the Company and its former subsidiary Old Lyme Production, Inc (dissolved) was served with a notice of claim in the amount of $30,000.  The Company was neither a party to the contract nor a guarantor.  Management believes this claim is without merit and plans to vigorously defend this claim.

The Company’s management has evaluated subsequent events through March 31, 2011, the date the financial statements were issued, and determined that there are no other items that require disclosure.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A

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

PART III

Item 10.

Directors and Executive Officers of the Registrant.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of USA Video:

Name	Age	Position	Period of Service
Edwin Molina	55	Director, Chief Executive Officer and President	Since 1998
Anton J. Drescher	54	Director, Chief Financial Officer and Secretary	Since 1994
Maurice Loverso (1)	50	Director	Since 2003
Rowland Perkins (1)	57	Director	Since 2005

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

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been Chief Financial Officer of USA Video since December 1994.  During the past 5 years to present, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves as a director and/or officer of the following TSX listed companies: International Tower Hill Mines Ltd. since October 1991, Dorato Resources Inc. since December 1998; Ravencrest Resources Inc. since April 2007, Trevali Resources Corp. since 2008 and Corvus Gold, Inc. since August 2010.  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

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

Rowland Perkins – Director

Mr. Perkins was appointed as an independent director of USA Video as of January 10, 2005.  He has been President and a director of eBackup Inc., of Calgary, Alberta, since 2001.  He was previously Alberta Regional Manager of Securitinet Storage Solutions from 1999 to 2001, Vice-President of Simul Corp. from 1997 to 1999 and President of Franchise Network from 1994 to 1997.  Mr. Perkins currently serves as a director of the following TSX listed company:   Corvus Gold, Inc. since August 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2010.

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

Item 11.

Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to USA Video's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2010, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$		$	$
Molina, Edwin CEO	2010 2009 2008	12,750 102,000 102,000	-0- -0- -0-	-0- (1) 12,150 (2) 12,375	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Drescher, Anton CFO	2010 2009 2008	(3) 9,000 (3) 72,000 (3) 62,002	-0- -0- -0-	-0- (4) 48,600 (5) 62,438	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Loverso, Maurice Director	2010 2009 2008	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland Director	2010 2009 2008	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

(4)

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

(5)

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

No stock options were granted to the Named Executive Officers during the years ended December 31, 2010 and 2009.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2010 and stock options held at year end.

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

(1)

On December 31, 2010, the average of the high and low bid prices of the common shares on the OTC BB was $0.02.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 30th, 2011, the number of our outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name	Shares Owned	Percentage of Class
Edwin Molina (1)	1,897,624	0.99%
Anton J. Drescher (2)	11,921,885	6.22%
Maurice Loverso	-0-	0.00%
Rowland Perkins	162,500	0.08%
All Executive Officers and Directors as a Group (four persons)	198,926,364	7.29%

(1)

Includes 500,000 common shares underlying warrants and -0-0 common shares underlying stock options that are currently exercisable by Mr. Molina.  Mr. Molina's address is 1224 Mill Street-Bldg B - Suite 117, East Berlin, Connecticut.

(2)

Includes 2,000,000 common shares underlying warrants and -0- common shares underlying stock options that are currently exercisable by Mr. Drescher.  Mr. Drescher's address is 1224 Mill Street-Bldg B - Suite 117, East Berlin, Connecticut

Item 13.

Certain Relationships and Related Transactions.

In 2010, we paid consulting fees of $9,000 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, in consideration of management and consulting services provided by Mr. Drescher's company.

As of December 31, 2010, we have accounts payable to related parties of $243,285.

Item 14.

Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by John A. Braden,P.C  and Killman, Murrell & Company, P.C. for the audit of our annual financial statements for the years ended December 31, 2010 and 2009 and fees billed for other services rendered by John A. Braden, P.C during those periods

John A. Braden P.C.

Year ended December 31	2010	2009
Audit fees	$ 9,000	$ 18,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$ 9,000	$18,000

Killman, Murrell & Company, P.C.

Year ended December 31	2010	2009
Audit fees	$ 9,000	$-0-
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$ 9,000	$-0-

The Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2010 and 2009.  The Audit Committee had concluded that as no -audit services were provided during fiscal 2009 or fiscal 2008 there is no issue with respect to maintaining the independence of John A. Braden, P.C. and Killman, Murrell & Company, P.C.

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

(b)

Reports on Form 8-K

During the last quarter of the fiscal year covered by this Report, the Company filed the filing reports on Form 8-K:

(i)

On October 1, 2010 we filed an amendment to the Form 8-K filed on August 16, 2010, as subsequently amended on September 24, 2010 to file an updated letter from the former auditor as requested by the SEC.

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

21.

Subsidiaries of the Registrant:

Name

State of Incorporation

Status

USA Video (California) Corporation

Nevada

Dissolved

USA Video Corporation

Texas

Dissolved

Old Lyme Video Productions Inc.

Wyoming

Dissolved

USA Video Technology Corporation

Wyoming

Dissolved

USVO, Inc.

Connecticut

Active

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

Date: March 31st, 2011

Edwin Molina

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edwin Molina

Chief Executive Officer, Director

March 31st, 2011

-----------------------

Edwin Molina

/s/ Anton J. Drescher

Chief Financial Officer, (principal

March 31st, 2011

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

March 31st, 2011

-----------------------

Maurice Loverso

/s/ Rowland Perkins

Director

March 31st, 2011

-----------------------

Rowland Perkins