Form 10-Q
period 2011-03-31
USA VIDEO INTERACTIVE CORP
filed 2011-05-16
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission file number: 0-29651

USA VIDEO INTERACTIVE CORP.

(Exact name of registrant as specified in its charter)

WYOMING                                                                  06-1576391

(State or Other Jurisdiction of                               (I.R.S. Employer Identification No.)

Incorporation or Organization)

1224 Mill Street –Bldg B, Suite 117, East Berlin, Connecticut              06023

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

Yes   ☐       No ☒

At May 16, 2011, there were 191,596,364 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 7,429	$ 5,254
Accounts receivable	6,000	12,070
Prepaid expenses and other current assets	3,061	2,755
Total current assets	16,490	20,079
Property and Equipment - at cost, net	-	-
Intangible assets. Net	-	-
Deferred Tax Assets, net of valuation allowance
of $9,900,000 and $9,890,000, respectively	-	-
Total Assets	$ 16,490	$ 20,079
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 214,287	$ 224,380
Accounts payable and accrued expenses - related parties	278,956	243,285
Total current liabilities	493,243	467,665
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 500,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 500,000,000 shares,
issued and outstanding 191,596,364	38,637,690	38,637,690
Common stock subscribed	-	-
Accumulated deficit	(39,114,443)	(39,085,276)

Stockholders' deficiency	(476,753)	(447,586)

Total Liabilities and Stockholders' Deficiency	$ 16,490	$ 20,079

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	March 31,	March 31,
For the three months ended	2011	2010

Revenue	$ 9,000	$ 9,000

Expenses:
Cost of sales	1,350	1,350
Research and development	-0-	900
Selling, general and administrative	36,817	100,014
Depreciation and amortization	-	-

Total expenses	38,167	102,264
Loss from operations	(29,167)	(93,264)

Other income (expense)
Interest income (expense)	-	(2,849)
Gain on settlement of accounts payable	-	-
Gain on sale of equipment	-	-

	-	(2,849)

Net Income ( loss )	$ (29,167)	$ (96,113)

Net Income ( loss ) per share - basic and diluted	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	191,596,364	188,526,364

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2010	191,596,364	$ 38,637,690	$ (39,085,276)	$ (447,586)
Net loss		-	(29,167)	(29,167)

Balance at March 31, 2011	191,596,364	$ 38,637,690	$ (39,114,443)	$ (476,753)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	March 31,	March 31,
For the three months ended	2011	2010

Cash flows from operating activities:
Net Income (loss)	$ (29,167)	$ (96,113)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	6,070	45,000
(Increase) decrease in prepaid expenses
and other current assets	(306)	629
Increase (decrease) in accounts payable and
accrued expenses	(10,093)	20,016
Increase (decrease) in accounts payable and
accrued expenses - related parties	35,671	41,579

Net cash provided by operating activities	2,175	11,111

Net increase in cash and cash
equivalents	2,175	11,111

Cash and cash equivalents at beginning of period	5,254	765

Cash and cash equivalents at end of period	$ 7,429	$ 11,876

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

(Stated in US Dollars)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  Presentation for prior periods has be reclassified to be consistent with current presentation.   This is not considered to be a restatement.

NOTE B – GOING CONCERNS:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $29,167 for the three month period ended March 31, 2011 and, in addition the Company incurred losses of $89,175 and $811,004 for the years ended December 31, 2010 and 2009, respectively. As of March 31, 2011, the Company had an accumulated deficit of $39,114,443 and a working capital deficit of $476,753. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Although we have generated nominal sales for the first quarter of 2011, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

1.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.  Long-lived assets are reviewed in accordance with ASC Topic 360 (formally Statement of Financial Accounting Standard (“SFAS”) 144).  Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs.

DEFERRED TAXES.  We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized.

ACCOUNTING FOR STOCK-BASED COMPENSATION - ASC Topic 718, Stock Compensation (formerly referred to as SFAS No. 123(R)), the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.  The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  The amount of expense attributed is based on estimated forfeiture rate, which is updated based on actual forfeitures as appropriate.  This option pricing model requires the input of highly subjective assumptions, including the expected volatility of the Company’s common stock, pre-vesting forfeiture rate and an option’s expected life.  The financial statements include amounts that are based on the Company’s best estimates and judgments.

COMMITMENTS AND CONTINGENCIES.- We account for commitments and contingencies in accordance with ASC 440 (Accounting for Commitments) and ASC 450 (Accounting for Contingencies). We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2011 and 2010 were $9,000.  Revenues were generated from Software License Agreement from our Smartmark™ Software.

Cost of Sales

For the three-month period ended March 31, 2011 and 2010, the cost of sales was $1,350.  Costs are the royalties on our video watermarking license agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the nine months ending March 31, 2011.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions and direct marketing to other possible customers.  Consulting and management fees decreased due to a reduction of salaries and fees.  Administrative expenses have decreased as a result.

Selling, general and administrative expenses for the three months ended March 31, 2011 decreased by $63,197 to $36,817 from $100,014 for the three months ended March 31, 2010.  The decrease was due to management’s decision to forgo consulting fees and salaries.

Consulting fees for the three months ended March 31, 2011, decreased to $-0- from $9,000 for the comparable period in 2010.  We incurred decreased costs in 2011 due to management’s decision to eliminate their salaries.

Product marketing expense for the three months ended March 31, 2011, decreased to $-0- from $11,929 for the comparable period in 2010.  The decrease was due to management’s decision to direct our efforts towards our current customer and direct marketing to other possible customers

Salaries and fees for the three months ended March 31, 2011 decreased to $-0- from $14,100 for the comparable period in 2010.  We incurred decreased costs in 2011 due to management and employee reductions.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractor fees, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses decreased to $-0- for the three months ended March 31, 2011, from $900 for the comparable period in 2010.  The decrease was the result of a concentration in one application of research and development efforts for MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges were$-0- for the three months ended March 31, 2011 and 2010.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for the remainder of 2011.  Our net loss for the three months ended March 31, 2011 was $29,167, compared with a net loss of $96,113 for the three months ended March 31 2010.  The decrease in losses is directly related to the reduction in consulting fees, management fees, research and development and marketing.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had a cash position of $7,429, compared to $5,254 at December 31, 2010.  We anticipate capital requirements of $700,000 for the continued development of our MediaSentinel™ products and 700,000 for commercialization of our MediaSentinel™ products.

We will require additional financing to fund current operations through fiscal 2011.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $0.75 million to $1.25 million to finance operations through fiscal 2011 and we intend to seek such financing through sales of our equity securities.

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

.

The Company leases its United States and Canada office space under a month to month lease basis.  Rent expense in the United States and Canada amounted to $8,677 and $11,367 for the three months ended March 31, 2011 and 2010, respectively.

Item 1A.     Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. These factors continue to be meaningful for your evaluation of our company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks presented in the Form 10-K.

Item 2.

Changes in Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Removed and Reserved.

N/A.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On March 31th, 2011 we announced that ABBM Group Ltd. LLP. had resigned as our auditors, effective February15, 2011.  We engaged Killman, Murrell & Company, PC ("KMC") as our independent certified public accountants commencing with the audit of our financial statements for the fiscal year ended December 31, 2010.  The decision to engage KMC was approved by the audit committee of our board of directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated:  May 16, 2011

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer