Form 10-Q
period 2011-06-30
USA VIDEO INTERACTIVE CORP
filed 2011-08-15
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ___________________________________

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐       No  ☐

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

Yes   ☐       No ☒

At August 12, 2011, there were 191,596,364 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 2,933	$ 5,254
Accounts receivable	3,000	12,070
Prepaid expenses and other current assets	2,767	2,755
Total current assets	8,700	20,079
Property and Equipment - at cost, net	-	-
Intangible assets. Net	-	-
Deferred Tax Assets, net of valuation allowance
of $9,937,000 and $9,890,000, respectively	-	-
Total Assets	$ 8,700	$ 20,079
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 210,418	$ 224,380
Accounts payable and accrued expenses - related parties	382,721	243,285
Total current liabilities	593,139	467,665
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 500,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 500,000,000 shares,
issued and outstanding 191,596,364	38,637,690	38,637,690
Common stock subscribed	-	-
Accumulated deficit	(39,222,129)	(39,085,276)

Stockholders' deficiency	(584,439)	(447,586)

Total Liabilities and Stockholders' Deficiency	$ 8,700	$ 20,079

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the six months ended
	June 30	June 30	June 30,	June 30,
For the three months ended	2011	2010	2011	2010

Revenue	9,000	12,000	$ 18,000	$ 21,000

Expenses:
Cost of sales	1,350	1,800	2,700	3,150
Research and development	75,000	2,400	75,000	3,300
Selling, general and administrative	40,336	58,661	77,153	158,675

Total expenses	116,686	62,861	154,853	165,125
Loss from operations	(107,686)	(50,861)	(136,853)	(114,125

Other income (expense)
Interest income (expense)		(862)	-	(3,711)

	-	(862)	-	(3,711)

Net Income ( loss )	(107,686)	(51,723)	$ (136,853)	$ (147,836)

Net Income ( loss ) per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	191,596,364	188,526,364	191,596,364	188,526,364

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2010	191,596,364	$ 38,637,690	$ (39,085,276)	$ (447,586)
Net loss		-	(136,853)	(136,853)

Balance at June 30, 2011	191,596,364	$ 38,637,690	$ (39,222,129)	$ (584,439)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	June 30,	June 30,
For the three months ended	2011	2010

Cash flows from operating activities:
Net Income (loss)	$ (136,853)	$ (147,836)
Adjustments to reconcile net loss to net cash
used in operating activities:
Capital contributions	-	158,039
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	9,070	39,000
(Increase) decrease in prepaid expenses
and other current assets	(12)	907
Increase (decrease) in accounts payable and
accrued expenses	(13,962)	21,526
Increase (decrease) in accounts payable and
accrued expenses - related parties	139,436	(67,870)

Net cash provided by operating activities	(2,321)	3,766

Net increase in cash and cash
equivalents	(2,321)	3,766

Cash and cash equivalents at beginning of period	5,254	765

Cash and cash equivalents at end of period	$ 2,933	$ 4,531

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

NOTE B – GOING CONCERNS:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $136,853 for the six month period ended June 30, 2011 and, in addition the Company incurred losses of $89,175 and $811,004 for the years ended December 31, 2010 and 2009, respectively. As of June 30, 2011, the Company had an accumulated deficit of $39,222,129 and a working capital deficit of $584,439. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Although we have generated nominal sales for the second quarter of 2011, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

RESULTS OF OPERATIONS

Sales

Sales for the six-month period ended June 30, 2011 and June 30, 2010 were $18,000 and $21,000, respectively.  Sales for the three-month period ended June 30, 2011 and June 30, 2010 were $9,000 and $12,000, respectively.  Revenues were generated from Software License Agreement from our Smartmark™ Software.  During the period January 1, 2011 to June 30, 2011, sales of the Company were from one customer.

Cost of Sales

The cost of sales for the six months ended June 30, 2011 was $2,700 as compared to $3,150 for the comparable period in 2010.  For the three-month period ended June 30, 2011, the cost of sales was $1,350 as compared to $1,800 for the comparable period in 2010.  Costs are the royalties on our video watermarking license agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the six months ending June 30, 2011.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions and direct marketing to other possible customers.  Consulting and management fees decreased due to a reduction of salaries and fees.  Administrative expenses have decreased as a result.

Selling, general and administrative expenses for the three months ended June 30, 2011 decreased by $18,325 to $40,336 from $58,661 for the three months ended June 30, 2010.  The decrease was the result of expenses incurred related to a reduction in consulting fees, salaries and product marketing expenses.  For the six months ended June 30, 2010 the costs decreased by $81,522 to $77,153 from $158,675 for the comparable period in 2010.  The decrease was the result of expenses incurred related to a reduction in consulting fees, salaries and product marketing expenses.

Consulting fees for the six months ended June 30, 2011, decreased to $-0- from $9,000 for the comparable period in 2010.  We incurred decreased costs in 2011 due to management’s decision to eliminate their salaries.

Salaries and fees for the three months ended June 30, 2011 decreased to $-0- from $14,100 for the comparable period in 2010.  We incurred decreased costs in 2011 due to management and employee reductions.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractor fees, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses increased to $75,000 for the six months ended June 30, 2011, from $3,300 for the comparable period in 2010 and to $75,000 for the three months ended June 30, 2011 from $2,400 for the comparable period in 2010.  The increase was the result of a concentration in one application of research and development efforts for MediaSentinel™.

Non-Cash Compensation Charges

Non-cash compensation charges were$-0- for the six months ended June 30, 2011 and 2010.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for the remainder of 2011.  Our net loss for the six months ended June 30, 2011 was $136,853, compared with a net loss of $147,836 for the six months ended June 30 2010.  The increase in losses for the three months ended June 30, 2011 compared to June 30, 2010 is directly related to the research and development of MediaSentinel™ products.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had a cash position of $2,933, compared to $5,254 at December 31, 2010.  We anticipate capital requirements of $700,000 for the continued development of our MediaSentinel™ products and 700,000 for commercialization of our MediaSentinel™ products.

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

The Company leases its United States and Canada office space under a month to month lease basis.  Rent expense in the United States and Canada amounted to $8,962 and $11,367 for the three months ended June 30, 2011 and 2010, respectively.

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

Dated:  August 15, 2011

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer