Form 10-Q
period 2011-09-30
USA VIDEO INTERACTIVE CORP
filed 2011-11-14
CIK 1107280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission file number: 0-29651

USA VIDEO INTERACTIVE CORP.
(Exact name of registrant as specified in its charter)

WYOMING	06-1576391
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

#507, 837 West Hastings Street, Vancouver, BC,	V6C 3N6
(Address of principal executive offices)	(ZIP code)

(604) 685-1017
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

Yes ☐ No ☒

At November 11, 2011, there were 191,596,364 shares of the registrant's common stock outstanding.

PART I.                FINANCIAL INFORMATION

Item 1.                  Financial Statements

USA VIDEO INTERACTIVE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

(Unaudited)

(Stated in US Dollars)

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 5,766	$ 5,254
Accounts receivable	6,000	12,070
Prepaid expenses and other current assets	3,168	2,755
Total current assets	14,934	20,079
Property and Equipment - at cost, net	-	-
Intangible assets. Net	-	-
Deferred Tax Assets, net of valuation allowance
of $9,945,000 and $9,890,000, respectively	-	-
Total Assets	$ 14,934	$ 20,079
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 205,359	$ 224,380
Accounts payable and accrued expenses - related parties	418,840	243,285
Total current liabilities	624,199	467,665
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 500,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 500,000,000 shares,
issued and outstanding 191,596,364	38,637,690	38,637,690
Accumulated deficit	(39,246,955)	(39,085,276)

Stockholders' deficiency	(609,265)	(447,586)

Total Liabilities and Stockholders' Deficiency	$ 14,934	$ 20,079

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenue	9,000	9,070	$ 27,000	$ 30,070

Expenses:
Cost of sales	1,350	1,360	4,050	4,510
Research and development	-0-	-0-	75,000	3,300
Selling, general and administrative	32,476	62,838	109,629	221,513

Total expenses	33,826	64,198	188,679	229,323
Loss from operations	(24,826)	(55,128)	(161,679)	(199,253)

Other income (expense)
Interest income (expense)		(744)	-	(4,455)
Gain on settlement of accounts payable		109,979	-	109,979
Gain on sale of equipment		1,500	-	1,500

	-	110,735	-	107,024

Net Income ( loss )	(24,826)	55,607	$ (161,679)	$ (92,229)

Net Income ( loss ) per share - basic and diluted	$ (.00)	$ (.00)	$ (.00)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	191,596,364	188,709,291	191,596,364	188,581,309

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock

			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2010	191,596,364	$ 38,637,690	$ (39,085,276)	$ (447,586)
Net loss		-	(161,679)	(161,679)

Balance at September 30, 2011	191,596,364	$ 38,637,690	$ (39,246,955)	$ (609,265)

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	September 30,	September 30,
For the nine months ended	2011	2010

Cash flows from operating activities:
Net Income (loss)	$ (161,679)	$ (92,229)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement of accounts payable	-	109,979
Capital contributions	-	158,039
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	6,070	38,930
(Increase) decrease in prepaid expenses
and other current assets	(413)	906
Increase (decrease) in accounts payable and
accrued expenses	(19,021)	(255,365)
Increase (decrease) in accounts payable and
accrued expenses - related parties	175,555	(22,579)

Net cash provided by operating activities	512	(62,319)

Cash flows from financing activities:
Proceeds from the issuances of common stock
warrants and options	-	67,500
Net cash provided by financing activities		67,500
	-
Net increase in cash and cash
equivalents	512	5,181

Cash and cash equivalents at beginning of period	5,254	765

Cash and cash equivalents at end of period	$ 5,766	$ 5,946

SEE ACCOMPANYING NOTES

USA VIDEO INTERACTIVE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

NOTE B – GOING CONCERNS:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $161,679 for the nine month period ended September 30, 2011 and, in addition the Company incurred losses of $89,175 and $811,004 for the years ended December 31, 2010 and 2009, respectively. As of September 30, 2011, the Company had an accumulated deficit of $39,246,955 and a working capital deficit of $609,265. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE C – SUBSEQUENT EVENTS:

The Company's outstanding warrants expired October 29, 2011.  As of October 29, 2011, the Company has no outstanding warrants or options.

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

Although we have generated nominal sales for the thrid quarter of 2011, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

BUSINESS OBJECTIVES:

We have established the following near-term business objectives:

1.	Patent and license new technology developed within the corporate research and development program;

2.	Attain industry recognition for the superior architectural, functional, and business differentiators of our MediaSentinel™ architecture;

3.	Demonstrate proof of concept on a commercial project with MediaSentinel™ architecture;

4.	Establish StreamHQ™ as the industry standard in the streaming video and rich media marketplace;

5	Expand StreamHQ™ functionality to provide enhanced support for corporate training and education markets.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2011 and September 30, 2010 were $27,000 and $30,070, respectively.  Sales for the three-month period ended September 30, 2011 and September 30, 2010 were $9,000 and $9,070, respectively.  Revenues were generated from Software License Agreement from our Smartmark™ Software.

Cost of Sales

The cost of sales for the nine months ended September 30, 2011 was $4,050 as compared to $4,510 for the comparable period in 2010.  For the three-month period ended September 30, 2011, the cost of sales was $1,350 as compared to $1,360 for the comparable period in 2010.  Costs are the royalties on our video watermarking license agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the nine months ending September 30, 2011.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions and direct marketing to other possible customers.  Consulting and management fees decreased due to a reduction of salaries and fees.  Administrative expenses have decreased as a result.

Selling, general and administrative expenses for the three months ended September 30, 2011 decreased by $30,362 to $32,476 from $62,838 for the three months ended September 30, 2010.  The decrease was the result of expenses incurred related to a reduction in consulting fees, salaries and product marketing expenses.  For the nine months ended September 30, 2010 the costs decreased by $111,884 to $109,629 from $221,513 for the comparable period in 2010.  The decrease was the result of expenses incurred related to a reduction in consulting fees, salaries and product marketing expenses.
.

Consulting fees for the nine months ended September 30, 2011, decreased to $-0- from $9,000 for the comparable period in 2010.  We incurred decreased costs in 2011 due to management’s decision to eliminate their salaries.

Salaries and fees for the ninee months ended September 30, 2011 decreased to $-0- from $14,100 for the comparable period in 2010.  We incurred decreased costs in 2011 due to management and employee reductions.

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

Research and Development Expenses

Research and development expenses consisted primarily of contractor fees, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™.  Research and development expenses increased to $75,000 for the nine months ended September 30, 2011, from $3,300 for the comparable period in 2010 and $-0- for the three months ended September 30, 2011 and 2010.  The increase was the result of a concentration in one application of research and development efforts for MediaSentinel™.

Net Losses

To date, we have not achieved profitability and, we expect to incur substantial net losses for the remainder of 2011.  Our net loss for the nine months ended September 30, 2011 was $161,679, compared with a net loss of $92,229 for the nine months ended September 30 2010.  The increase in losses is directly related to the research and development of MediaSentinel™ products.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had a cash position of $5,766, compared to $5,254 at December 31, 2010.  We anticipate capital requirements of $700,000 for the continued development of our MediaSentinel™ products and 700,000 for commercialization of our MediaSentinel™ products.

We will require additional financing to fund current operations through fiscal 2011.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $0.75 million to $1.25 million to finance operations through fiscal 2012 and we intend to seek such financing through sales of our equity securities.

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

The Company leases its United States and Canada office space under a month to month lease basis.  Rent expense in the United States and Canada amounted to $26,611 and $32,156 for the nine months ended September 30, 2011 and 2010, respectively.

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

Item 2.                 Changes in Securities and Use of Proceeds

None.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 Removed and Reserved.

N/A.

Item 5.                 Other Information.

None.

Item 6.                 Exhibits and Reports on Form 8-K

(a)	Exhibit(s)

31.1	Certification of the Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b)	Reports on Form 8-K

On October 17th, 2011 we announced that we filed a preliminary proxy statement with the SEC whereby we are proposing to call meeting of shareholders in the near future.  Shareholders will be asked to vote on the appointment of directors and auditor, and to approve our 2011 Stock Option Plan.  In addition, shareholders will be asked to vote to approve an alteration of our share capital by way of a reverse stock split by on a one new share for fifteen old shares basis.  We will also be seeking approval to a change of name to “Oculus VisionTech Inc.”..

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA VIDEO INTERACTIVE CORP.

Dated: November 14, 2011	By:	/s/ Anton J. Drescher
	Name:	Anton J. Drescher
	Title:	Chief Financial Officer