Form 10-K
period 2011-12-31
OCULUS VISIONTECH INC.
filed 2012-04-11
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 0-29651

OCULUS VISIONTECH INC.

(formerly USA VIDEO INTERACTIVE CORP.)

(Exact name of registrant as specified in its charter)

WYOMING

06-1576391

(State or Other Jurisidiction of

(I.R.S. Employer Identification No.)

Incorporation of Organization)

#507, 837 West Hastings Street, Vancouver, BC

V6C 3N6

(Address of principal executive offices)

(ZIP Code)

Registrant’s telephone number, including area code:

(604) 685-1017

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

Large Accelerated filer

☐

Accelerated Filer

☐

Non-accelerated filer

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No   ☒.

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   $2,578,787.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  13,572,568

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

26

PART IV

Item 15

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

26

PART I

Item 1.

Business

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology; as well as terms such as “is expected to continue to increase over the next several years”, “is increasing at an exponential rate”, and “to take advantage of this anticipated shift”.

These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.  References herein to “we,” “us,” and “the Company” are to Oculus VisionTech Inc.

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

Although we have generated nominal sales for the 2011 year, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

Corporate Background

Our company was incorporated on April 18, 1986, as “First Commercial Financial Group Inc.” in the Province of Alberta, Canada.  In 1989, our name was changed to “Micron Metals Canada Corp.”, which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business.  In 1995, we changed our name to “USA Video Interactive Corp.” and continued our corporate existence to the State of Wyoming.  At a shareholders meeting held on December 30, 2011, shareholders voted to change our name to "Oculus VisionTech Inc." and alter our share capital by way of a reverse stock split on a fifteen old for one new common share basis and on January 25, 2012 we changed our name to "Oculus VisionTech Inc." and completed the reverse stock split.  We have one wholly-owned subsidiary, USVO Inc.  In 2010, we dissolved: USA Video (California) Corp., USA Video Corporation, Old Lyme Productions Inc. and USA Video Technology Corporation.

Oculus’ executive and corporate offices are located in Vancouver, British Columbia.

Business Environment

The increase of video content distribution over IP, particularly theatrical releases on demand to households or individuals on the road, by utilizing wire-line and/or wireless communication networks is expected to continue to increase over the next several years, bringing expanded use of content security technologies embedded in the content and video transmission packets.  In the interm, content transcoding technologies continue to improve, allowing delivery of higher quality content using existing streaming over IP connectivity.  Digital content piracy is increasing at an exponential rate which enables and emphasizes rapid introduction and implementation of forensic video watermarking technologies.

Strategic Plan

We believe that the expected substantial increase of video content proliferation over Cloud Computing clusters (elastic computing, mass storage blobs), known as streaming video and video-on-demand services that allow live or recorded encoded video to be transmitted through Internet, intranet, satellite or wireless connectivity, clearly provide an enormous business case for applying digital watermarking as a content security technology of choice for content owners. Today’s Cloud Computing systems have expressed a clear need for digital watermark solutions. Also, media asset management, media and application hosting, multi-mode content distribution, transaction data capture and reporting, e-commerce, specialized engineering services, and Internet streaming hardware are indicating real-time watermarking as a mandatory content protection solution, moving forward. To position ourselves to take advantage of this anticipated shift, protecting our technology ownership rights, including pursuing licensing arrangements and other forms of enforcement and pursuing marketing of our patent-pending digital watermarking technology.

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

Customers and Markets

The principal market for our services is the digital content owners and distributors. The market for digital watermarking technology may be required by copyright-owning content providers who have concerns about the potential for digital piracy of their material.  Protocols may develop which will require participants in the video industry to embrace some form of digital watermarking.  We will follow those developments closely, and, if necessary, take steps to promote and protect our digital watermarking technology.

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

Competitive Conditions

AquaMobile, Civolution, Isan, MarkAny, MSI, Verimatrix and other companies large and small are active in the field of digital watermark technologies.  The video streaming market is currently dominated by a small number of larger companies, including Real Networks, Microsoft, Yahoo and several others, some of which offer source-to-destination streaming media solutions.  Most of our current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than us.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

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

Research and Development

Our current research and development is the evolution of our digital watermark technology.  We redirected our Wavelet development effort toward the creation of a content protection technology that is grounded in similar science as Wavelet compression.  Products currently in development:

•

 MediaEscort™ and MediaEscort™ Streaming Edition are solutions which embed visually imperceptible unique watermarks within each frame of video, such that these watermarks can be recovered (read back) from reclaimed video in order to identify the source (where they came from), thus allowing the tracking of the video assets.

•

MediaEscort™ has been designed for offline physical video file watermarking. Videos are queued by the operator for processing, whereby the system, with various pre-set configured parameters, will process and apply unique watermarks to each video.

•

MediaEscort™ Streaming Edition has been designed primarly as an online real-time video watermarking distribution system. This system has been specifically designed for uniquely watermarking online streaming videos in real time, that are typically deployed in a cloud computing environment.

During fiscal 2011 and 2010, our research and development expenditures were $75,000 and $3,300, respectively.

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

Employees

As of April 10, 2012, we employed three people without compensation, including our senior executive officer, one technology and one administrative employee. We consider the relationships with our employees to be good.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES; WE EXPECT TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date,

we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses.  For the year ended December 31, 2011 we had a net loss of $161,612.  As of December 31, 2011, we had an accumulated deficit of $39,246,888 and a working capital deficit of $491,250.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so. If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.  Because of factors discussed in this paragraph, our auditors, in their report on our financial statements, have expressed substantial doubt concerning our ability to continue as a going concern.

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO REMAIN IN BUSINESS.

We require substantial working capital to fund our business.  We have had significant operating losses and negative cash flow from operations since inception of our current business and expect to continue to do so for the foreseeable future.  Our capital requirements will depend on several factors, including the rate of market acceptance of our products and services, the ability to establish and expand a client base and the growth and effectiveness of our sales and marketing efforts.  We estimate we will require approximately $1.25 Million to $1.75 Million in financing to meet our working capital needs over the remainder of 2012 and substantial additional financing thereafter.  Further, if capital requirements vary materially from those currently planned, we may require additional financing.  We have no arrangements or commitments for any financing.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

The digital watermarking market is currently dominated by a small number of larger companies, including

AquaMobile, Civolution, Isan, MarkAny, MSI, Verimatrix and other companies large and small, some of which offer digital watermarking products.  Most of our current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than us.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

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

WE DO NOT CURRENTLY HAVE ANY PAYING CUSTOMERS.

Our sales were $36,000 in 2011 and $39,070 in 2010.  One customer accounted for 100% of our revenue for the years ended December 31, 2011 and 2010.  We expect a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.  Our inability to increase the number of our customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

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

OUR SHARE PRICE HAS BEEN AND COULD BE HIGHLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

The trading price of our common shares has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors including: variations in quarterly operating results; new products or services offered by us or our competitors; conditions or trends in the Internet and online commerce industries; changes in the economic performance and/or market valuations of other Internet and online service companies; and other events or factors, many of which are beyond our control.  In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations, including large price drops in 2011, 2010, 2009, 2008, 2003, 2002 and 2001, that have often been unrelated or disproportionate to the operating performance of such companies.  These broad market and industry factors may materially adversely affect the market price of our common shares, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies.  Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

LIMITED LIABILITY OF EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

Our bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors.  These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders.  In addition, a shareholder's investment in Oculus may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by Oculus pursuant to the indemnification provisions of the bylaws.

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

Item 3.

Legal Proceedings. None.

Item 4.

Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on December 30, 2011, in Calgary, Alberta, Canada.  At the meeting the shareholders voted to retain Anton Drescher, Maurice Loverso, and Rowland Perkins and elect Tom Pervic and Ron Wages our Directors.

Also at the meeting, the shareholders approved the appointment of KWCO, PC (formerly known as Killman, Murrell & Company) as auditors for the year ending December 31, 2011.

Matter Voted Upon	No. of Votes For	No. of Votes Against	No. of Votes Withheld	Not Voted
1. Set number of directors at five.	48,755,243	1,045,107
2. Election of Directors Anton J. Drescher Maurice Loverso Rowland Perkins Tom Perovic Ron Wages	48,216,811 48,216,811 48,216,811 48,216,811 48,216,811		1,605,978 1,605,978 1,605,978 1,045,107 1,045,107	131,186
3. Appointment of KWCO PC (formerly Killman, Murrel & Company) as auditors and authorize directors to fix remuneration	48,811,050		1,531,900	3,000
4. Adoption of 2011Stock Option Plan	44,112,715	5,555,740		131,187
5. Alter share capital by consolidating share capital on a one new for fifteen old share basis	41,340,214	9,327,766
6. Increase authorized share capital to 500,000,000 shares of common stock	43,008,815	5,187,942		1
7. Change of name to “Oculus VisionTech Inc.”	47,403,768	2,372,730

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters.

There is a limited public market for our common shares.  Our common shares trade on the TSX Venture Exchange (the “TSX”) under the trading symbol "OV", and on the NASD OTC Bulletin Board under the symbol "OVTZ".

The following table shows the high and low sales prices (in Canadian dollars) of our common shares as reported by the TSX for the periods indicated (post 15 to 1 reverse split).

	TSX (Symbol “OV”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2010	0.900	0.375
Second Quarter 2010	0.450	0.150
Third Quarter 2010	0.225	0.150
Fourth Quarter 2010	0.675	0.150
First Quarter 2011	0.600	0.150
Second Quarter 2011	0.600	0.150
Third Quarter 2011	0.300	0.150
Fourth Quarter 2011	0.300	0.150

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2010	0.90	0.30
Second Quarter 2010	0.45	0.15
Third Quarter 2010	0.30	0.15
Fourth Quarter 2010	0.90	0.15
First Quarter 2011	0.56	0.19
Second Quarter 2011	0.57	0.20
Third Quarter 2011	0.44	0.12
Fourth Quarter 2011	0.34	0.08

As of April 10th, 2012 there were 13,572,568 common shares outstanding, held by 1,288 shareholders of record.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

No sales of securities made by us during the year ended December 31, 2011.

Item 6.

Selected Financial Data.

The following table presents selected historical financial data.  The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2011 and 2010 are derived from our consolidated financial statements included elsewhere in this report, which have been audited by  KWCO, PC.  The selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	December 31
Item	2011 $	2010 $	2009 $	2008 $	2007 $
Revenue	36,000	39,070	48,000	24,000	--
Net loss	(161,612)	(89,175)	(811,004)	(915,918)	(1,784,193)
Loss per share	(0.01)	(0.01)	(0.07)	(0.15)	(0.15)
Total assets	107,418	20,079	52,668	3,055	73,905
Long-term obligations	--	--	--	--	--
Cash dividends per share	--	--	--	--	--

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

Overview

We design and market to business customers digital watermarking, streaming video and video-on-demand (VOD) systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity. The Company’s systems, services and delivery solutions include digital watermark solutions and video content production, content encoding, media asset management, media and application hosting, multi-mode content distribution, transaction data capture and reporting, e-commerce, specialized engineering services, and Internet streaming hardware.

The Company’s products and services are based on its media delivery infrastructure and software.  It has developed a number of specific products and services. These include MediaSentinel and SmartMarks, a process that watermarks digital video content; StreamHQ, a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ, a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster; ZMail, a service that delivers Web and rich media content to targeted audiences, and mediaClix, a service that delivers content similar to Zmail but originating from an existing Web presence.

As more fully discussed below we have not been profitable, and our revenues for 2011 were $36,000.  We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the remainder of fiscal 2012 and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

COMMITMENTS AND CONTINGENCIES.     We account for commitments and contingencies in accordance with ASC Topic 450 Contingencies (formerly referred to as financial accounting standards board Statement No. 5, Accounting for Contingencies). We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Results of Operations

Revenues

Revenues for the year ended December 31, 2011 ("fiscal 2011") were $36,000 and for the year ended December 31, 2010 ("fiscal 2010”) were $39,070.  All revenues for fiscal 2011 and 2010 were derived from a license agreement for digital watermarking.  We had one customer, which accounted for 100% of the revenue in both years.

Expenses

Total operating expenses for fiscal 2011 were $269,429, compared with $259,735 for fiscal 2010.  For fiscal 2011, cost of sales were $5,400, as compared with $5,860 for fiscal 2010.

Our management and employee agreed to fifty percent (50%) reduction of salaries and fees in the first quarter of fiscal 2010 and no wages in the second, third and fourth quarters of fiscal 2010 and all of fiscal 2011.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions.  Professional fees increased due a law suit of a dissolved subsidiary and preparation of the items voted on at the annual meeting.   Administrative expenses have decreased due to management decision to reduce operating facilities.

During the period ended December 31, 2011 in connection with the settlements of accounts payable, we wrote off accounts payable obligations of $84,600 and recorded a gain of $84,600.

Fiscal 2011 versus fiscal 2010

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™ with a related party.  Research and development expenses increased to $75,000 for fiscal 2011, from $3,300 for the comparable period in fiscal 2010.

Selling, general and administrative expenses were $189,029 for fiscal 2011, as compared to $250,575 for fiscal 2010. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations.  The primary components of the decreases from fiscal 2011 to fiscal 2010 were:

•

a $27,779 decrease in fiscal 2011 in marketing expenses was due to management’s decision to direct our efforts toward the current customer in additional divisions and reduction in marketing salaries; and

•

a $29,500 decrease in salaries and fees in fiscal 2011 was due to management and employee reduction; and

•

a $7,150 decrease in fiscal 2011 in telephone and utilities due to decreased in operating facilities.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for fiscal 20110 was $161,612, compared with a net loss of $89,175 for fiscal 2010.

Liquidity and Capital Resources

At December 31, 2011 our cash position was $99,833, a increase of $94,579 from December 31, 2010.  We had a working capital deficit of $491,250 and an accumulated deficit of $39,246,888 at December 31, 2011.

Our principal source of cash during fiscal 2011 was proceeds of $579,347 received from the short term loans. This was offset by $484,768 of cash used in operating activities.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During fiscal 2011 officers, directors, employees and a small group of investors short term loans, resulting in gross proceeds to us of $579,347.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2011, have stated that there is substantial doubt about our ability to continue as a going concern.  As of December 31, 2011, we had $99,833 in cash. We will require an additional $1.25 million to $1.75 million to finance operations for the fiscal 2012 and we intend to obtain such financing through sales of our equity securities.  The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $1.25 million to $1.75 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities.  Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $2.0 million to $3.0 million for fiscal 2013.  We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2011 we have no off-balance sheet arrangements.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk.

We believe our exposure to overall foreign currency risk is not material.  We do not manage or maintain market risk sensitive instruments for trading or other purposes and we are not exposed to the effects of interest rate fluctuations as we do not carry any long-term debt.

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  At December 31, 2011, 4% of our bank deposits are maintained in U.S. dollars.

Item 8.

Financial Statements and Supplementary Data.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-21 of this Report and are incorporated herein by reference.

OCULUS VISIONTECH, INC

AND SUBSIDIARY

(FORMERLY USA VIDEO INTERACTIVE CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

OCULUS VISIONTECH INC. AND SUBSIDIARIES

(FORMERLY USA VIDEO INTERACTIVE CORP)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-3

Comments by Auditors for Canadian Readers on U.S.-Canada Reporting Differences

F-4

Consolidated Financial Statements:

Balance Sheets

F-5

Statements of Operations

F-6

Statements of Stockholders' Deficiency

F-7

Statements of Cash Flows

F-8

Notes to Consolidated Financial Statements

F-9 - F-15

K W C O, PC

Certified Public Accountants

1931 East 37th Street, Suite 7	2626 Royal Circle
Odessa, Texas 79762	Kingwood, Texas 77339
(432) 363-0067	(281) 359-7224
Fax (432) 363-0376	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Oculus Visiontech,Inc.

We have audited the accompanying consolidated balance sheets of Oculus Visiontech, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oculus Visiontech, Inc. as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from operations and has a net working capital deficiency and a stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KWCO, P.C.

KWCO, P.C.

(formerly Killman Murrell & Company, P.C.)

Houston, Texas

April 10, 2012

K W C O, PC

Certified Public Accountants

1931 East 37th Street, Suite 7	2626 Royal Circle
Odessa, Texas 79762	Kingwood, Texas 77339
(432) 363-0067	(281) 359-7224
Fax (432) 363-0376	Fax (281) 359-7112

Comments by Auditors for Canadian Readers on U.S. – Canada Reporting Differences

In Canada, reporting standards do not require the addition of an explanatory paragraph (following the opinion paragraph) or a reservation of opinion when the consolidated financial statements are effected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern.  Such doubt is accounted for and disclosed in accordance with United States generally accepted accounting principles.

Our report to the Board of Directors dated April 10, 2012, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

/S/ KWCO, P.C.

KWCO, P.C.

(formerly Killman Murrell & Company, P.C.)

Houston, Texas

April 10, 2012

OCULUS VISIONTECH INC. AND SUBSIDIARIES (FORMERLY USA VIDEO INTERACTIVE CORP)
CONSOLIDATED BALANCE SHEETS
December 31,	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$ 99,833	$ 5,254
Accounts Receivable	3,000	12,070
Prepaid expenses and other current assets	4,585	2,755
Total current assets	107,418	20,079

Deferred Tax Assets, net of valuation allowance of $9,945,000 and
$9,890,000, respectively	-	-
Total Assets	$ 107,418	$ 20,079

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 64,150	$ 87,066
Accounts payable and accrued expenses – related parties	63,286	380,599
Notes payable, net	47,588	-
Notes payable – related parties, net	423,644	-
Total current liabilities	598,668	467,665

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock - no par value; authorized 500,000,000
shares, issued and outstanding 12,772,568 in 2011 and 2010	38,637,690	38,637,690
Shares subscribed	117,948	-

Accumulated deficit	(39,246,888)	(39,085,276)
Stockholders' deficiency	(491,250)	(447,586)
Total Liabilities and Stockholders' Deficiency	$ 107,418	$ 20,079

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARIES (FORMERLY USA VIDEO INTERACTIVE CORP)
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31,	2011	2010

Revenue	$ 36,000	$ 39,070

Expenses:
Cost of sales	5,400	5,860
Research and development	75,000	3,300
Selling, general and administrative	189,029	250,575
Total expenses	269,429	259,735
Loss from operations	(233,429)	(220,665)

Other income (expense), net:
Interest expense	(12,783)	(5,804)
Gain on settlement of accounts payable	84,600	135,794
Gain on sale of equipment	-	1,500
	71,817	131,490

Net loss	$ (161,612)	$ (89,175)

Net loss per share - basic and diluted	$ (.01)	$ (.01)
Weighted-average number of common shares outstanding -
basic and diluted	12,772,568	12,615,138

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARIES (FORMERLY USA VIDEO INTERACTIVE CORP)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

			Shares
	Common Stock		Subscribed	Accumulated	Stockholders'
	Shares	Amount	Amount	Deficit	Deficiency

Balance at January 1, 2010	12,567,901	38,303,544	-	(38,996,101)	(692,557)
Issuance of common stock and common stock warrants for cash	204,667	138,150		-	138,150
Noncash compensation charges	-	195,996	-	-	195,996
Net loss	-	-	-	(89,175)	(89,175)

Balance at December 31, 2010	12,772,568	38,637,690	-	(39,085,276)	(447,586)
Shares Subscribed	-	-	117,948	-	117,948
Net loss	-	-	-	(161,612)	(161,612)
Balance at December 31, 2011	12,772,568	$ 38,637,690	$ 117,948	$ (39,246,888)	$ (491,250)

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARIES (FORMERLY USA VIDEO INTERACTIVE CORP)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2011	2010
Cash flows from operating activities:
Net loss	$ (161,612)	$ (89,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	9,832	-
Gain on settlement of accounts payable	(84,600)	(135,794)
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,070	35,930
Decrease (increase) in prepaid expenses and other current assets	(1,830)	1,148
Increase (decrease) in accounts payable and accrued expenses	(13,315)	(97,395)
Increase (decrease) in accounts payable and accrued expenses due to related parties	(242,313)	151,625
Net cash used in operating activities	(484,768)	(133,661)

Cash flows from financing activities :
Proceeds from the issuance of common stock and warrants	-	138,150
Proceeds from notes payable	58,400	-
Proceeds from notes payable – related parties	520,947	-
Net cash from financing activities	579,347	138,150
Net increase in cash and cash equivalents	94,579	4,489
Cash and cash equivalents at beginning of year	5,254	765
Cash and cash equivalents at end of year	$ 99,833	$ 5,254
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ -	$ 5,084
Significant Non Cash Transactions
Accounts Payable	$ -	$ (195,996)
Common stock and additional paid in capital	$ -	$ 195,996
Notes payable	$ (117,947)	$ -
Shares subscribed	$ 117,947	$ -

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARIES

(FORMERLY USA VIDEO INTERACTIVE CORP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The following financial statements present the financial results of Oculus VisionTech, Inc. formerly USA Video Interactive Corp, and its wholly owned subsidiary USVO Inc. on a consolidated basis.  The former subsidiaries, USA Video (California) Corp., USA Video Corporation, Old Lyme Productions Inc., USA Video Technology Corporation were dissolved in 2010.

2. BUSINESS:

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions.  At December 31, 2011 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $161,612 and 89,175 for the years ended December 31, 2011 and 2010, respectively.  In addition, the Company has a working capital deficiency of $491,250 and a stockholders’ deficiency of $39,246,888 at December 31, 2011. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany accounts and transactions have been eliminated.

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

The Company sells its products to customers on an open credit basis.  The Company’s trade accounts receivable are due from such customers and are generally uncollateralized.  Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts.  As of December 31, 2011 and 2010, the Company considered its accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was recorded.  Bad debt expense for the years ended December 31, 2011 and 2010 was zero.

OCULUS VISIONTECH INC. AND SUBSIDIARIES

(FORMERLY USA VIDEO INTERACTIVE CORP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The foreign assets and liabilities of the Company are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period.  The aggregate effect of translation adjustments is immaterial at December 31, 2011 and 2010.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants.  Potential common stock amounts of approximately 488,667 for the year ended December 31, 2010, respectively, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Accounts payable and accrued expenses in the amount of $137,314 at December 31, 2010, have been reclassified to accounts payable and accrued expenses - related parties to conform with current year's presentation.

OCULUS VISIONTECH INC. AND SUBSIDIARIES

(FORMERLY USA VIDEO INTERACTIVE CORP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 MAJOR CUSTOMERS:	During the year ended December 31, 2011 and 2010 one customer accounted for 100% of total revenue.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	Prepaid expenses and other current assets consist of the following:
	December 31,	2011	2010
	Taxes Receivable – Canadian GST	$4,585	$2,755
6. ACCOUNTS PAYABLE AND	Accounts payable and accrued expenses consist of the following:
ACCRUED	December 31,	2011	2010
EXPENSES	Accounts payable	$ 36,548	$ 47,231
	Accrued professional fees	18,900	15,000
	Accrued payroll and related tax withholdings	8,702	24,835
		$ 64,150	$ 87,066

Accounts payable and accrued expenses - related parties consist of accounts payable.

During the period ended December 31, 2011 as the result of settlement of accounts payable for less than amounts recorded and in 2010 as the result of dissolving subsidiaries, we wrote off accounts payable obligations, which were not guaranteed by the parent  of $84,600 and $135,794 and recorded a gain of $84,600 and $135,794, respectively.

7. NOTES PAYABLE -

On December 1, 2011 the Company received cash in consideration for issuing notes payable of $520,947 from related parties and $58,400 from other individuals.  The notes payable have a stated interest of 6% and are due November 30, 2012.  Interest is accrued and record in accounts payable and accrued expenses.  In connection with the issuance of the notes payable, the Company agreed to issue 800,000 shares of the Company's common stock.  The issuance of the common stock (valued at $117,948) has been treated as debt discount and is being amortized over the life of the note using the interest method.  Notes payable consist of the following:

	December 31, 2011	Non Related Parties	Related Parties s
	Notes payable	$ 58,400	$ 520,947
	Less unamortized debt interest	10,812	97,303
		$ 47,588	$ 423,644

OCULUS VISIONTECH INC. AND SUBSIDIARIES

(FORMERLY USA VIDEO INTERACTIVE CORP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK- HOLDERS' EQUITY:

The shareholders approved on December 30, 2011 a resolution to an alteration of the share capital of the Company by way of a reverse stock split by consolidating all of the currently authorized share capital of 500,000,000 common shares without par value, of which 191,596,371 common shares were issued and outstanding, on a one new for fifteen old basis, resulting in an authorized share capital of 33,333,333 common shares without par value, of which 12,772,568 common shares will be issued and outstanding.

The shareholders approved on December 30, 2011 a resolution to the reverse stock split, to approve a subsequent alteration of the share capital of the Company by increasing the authorized capital of the Company from 33,333,333 common shares without par value to 500,000,000 common shares without par value, of which 12,772,568 common shares will be issued and outstanding.

Shares subscribed are the value of the common stock assigned to the 800,000 shares issued in connection with notes payable.  The 800,000 shares were issued in January 2012.

OCULUS VISIONTECH INC. AND SUBSIDIARIES

(FORMERLY USA VIDEO INTERACTIVE CORP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTIONS AND STOCK WARRANTS:

The Company has a stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

In February 2007, the Company adopted a new Stock Option Plan (the “2005 Plan”).  The 2005 Plan authorizes the issuance of up to 1,158,333 of the Company's common shares (adjusted for reverse stock split), subject to adjustment under certain circumstances.  The Company is listed on the TSX Venture Exchange ("TSX") and is subject to a limitation on the number of options a company may have. The 2005 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").  The Company's previous option plan terminated in 2011, when all granted stock options were exercised, expired or canceled.  In December 2011, the Company adopted a new Stock Option Plan (the “2011 Plan”).  The 2011 Plan authorizes the issuance of up to 1,250,000 of the Company's common shares, subject to adjustment under certain circumstances.  The Company is listed on the TSX Venture Exchange ("TSX") and is subject to a limitation on the number of options a company may have. The 2011 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").

A summary of the status of the Company's options and changes during the years is presented below:

Year ended December 31	2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	26,666	$1.50	93,333	$1.50
Granted	-0-	$N/A	-0-	$N/A
Exercised	-0-	$N/A	-0-	$N/A
Cancelled/expired	26,666	$1.50	66,667	$1.50
Outstanding at end of year	-0-	$ N/A	26,666	$1.50
Options exercisable at year end	-0-	$ N/A	26,666	$1.50
Weighted average fair value of options exercisable during the year		$1.50		$1.50

The aggregate intrinsic value at December 31, 2011was $-0-.

There is no future unrecognized compensation since all of the options granted are immediately exercisable and fully vested.  No options are outstanding as of December 31, 2011.

OCULUS VISIONTECH INC. AND SUBSIDIARIES

(FORMERLY USA VIDEO INTERACTIVE CORP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants to purchase shares of common stock are as follows:

Year ended December 31,	2011		2010
	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price

Outstanding at beginning of year	462,000	$1.380	1,066,667	$0.675-$1.380
Issued	-0-	N/A	-0-	N/A
Exercised	-0-	N/A	204,667	$0.675
Expired	462,000	$1.380	400,000	$1.335
Outstanding at end of year	-0-	$N/A	462,000	$1.380

Warrants issued in 2009 have a contractual life of two years from the date of issuance.

10. INCOME TAXES:

As of December 31, 2011the Company had deferred tax assets resulting primarily from net operating loss carry forwards of approximately $29,250,000, which are available to offset future taxable income, if any, through 2031.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2011	2010
Net operating loss carryforwards	$ 9,945,000	$ 9,890,000
Valuation allowance	(9,945,000)	(9,890,00)
Net deferred tax assets	$ - 0 -	$ - 0 -

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2011	2010
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 - %	- 0 - %

OCULUS VISIONTECH INC. AND SUBSIDIARIES

(FORMERLY USA VIDEO INTERACTIVE CORP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED PARTIES:

The Company for the years ended December 31, 2011 and 2010 reimbursed a related party $35,340 and $19,044, respectively.  The Company paid a related party $75,000 and $32,700 for research and development for the years ended December 31, 2011 and 2010, respectively

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):	The following table summarizes selected quarterly data for the years ended December 31, 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011:
Revenue	$ 9,000	$ 9,000	$ 9,000	$ 9,000	$ 36,000
Expenses	(38,167)	(116,686)	(33,826)	(8,933)	(197,612)
Net Gain(Loss)	(29,167)	(107,686)	(24,826)	67	(161,612)

Net gain(loss) per common share
Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.01)
2010:
Revenue	$ 9,000	$ 12,000	$ 9,070	$ 9,000	$ 39,070
Expenses	(105,113)	(63,723)	46,537	(5,946)	(128,245)
Net Gain(Loss)	(96,113)	(51,723)	55,607	3,054	(89,175)

Net gain(loss) per common share
Basic and Diluted	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

13. SUBSEQUENT EVENT:

In January 2012, the Company issued 800,000 shares of common stock pursuant to the notes payable issued on December 1, 2011.

The Company’s management has evaluated subsequent events through April 10, 2012, the date the financial statements were issued, and determined that there are no other items that require disclosure.

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

PART III

Item 10.

Directors and Executive Officers of the Registrant.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of USA Video:

Name	Age	Position	Period of Service
Anton J. Drescher (1)	55	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Maurice Loverso (1)	50	Director	Since 2003
Rowland Perkins	57	Director, President and Chief Executive Officer	Since 2005
Tom Perovic	58	Director	Since 2011
Ron Wages (1)	48	Director	Since 2011

(1)

Member of the Audit Committee

Anton Drescher, Maurice Loverso, Rowland Perkins,Tom Perovic and Ron Wages were elected as directors of Oculus VisionTech, Inc. at the shareholders meeting held on December 30, 2011.

Executive Officers and Directors of the Company:

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been Chief Financial Officer of Oculus  since December 1994.  During the past 5 years, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves as a director and/or officer of the following public companies: International Tower Hill Mines Ltd. (ITH – TSX) since October 1991, Dorato Resources Inc. (DRI – TSX.V) since December 1998; Ravencrest Resources Inc. (RVT – CNSX) since April 2007, Trevali Resources Corp.(TV – TSX) since 2008 and Corvus Gold, Inc. (KOR – TSX) since August 2010.  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

Maurice Loverso – Director

Mr. Loverso has been an independent director of Oculus since May 2003.  He has been President of 3336298 Canada Inc. since 1996, providing financial consultation services to small capital public and private companies and has been a director of Group Intercapital Inc. since 1996, assisting a small cap venture capital firm with financial advice.

Rowland Perkins – President, Chief Executive Officer and Director

Mr. Perkins was appointed as an independent director of Oculus as of January 10, 2005.  He has been President and a director of eBackup Inc., of Calgary, Alberta, since 2001.  He was previously Alberta Regional Manager of Securitinet Storage Solutions from 1999 to 2001.  Mr. Perkins has served as a director of Corvus Gold, Inc. (KOR – TSX) since August 2010 and as a director of Strikepoint Gold Inc. (SKP – TSX.V) since September 2011.

Tom Perovic – Director

Mr. Perovic has over 30 years of experience in high technology management, from research and development to high-level and top development and executive positions in businesses including automotive (vision based real time driver assistance applications), electronics (embedded hardware, imaging/video processing based products), software (real time, streaming content - movie watermarking products for the entertainment industry, machine vision 2D signal processing algorithms, IP based video communications), PCB production/development equipment, professional video (TV broadcasting), Internet imaging, security video surveillance, contract manufacturing, material handling/logistics and production/distribution.  He has been General Manager of Magna International Inc. since 2006, where he is responsible for restructuring since a takeover, P/L, development strategy, operational team building and leadership.

Ron Wages – Director

Mr. Wages is an innovative and results-driven corporate professional with an impressive 20 year record of success in delivering record profit growth in multiple markets worldwide.  He is the founder and has been Chief Executive Officer of Vagues Solid State Lighting, a manufacturer of LED based lighting, since January 2009  As Chief Executive Officer, he developed the business strategy and full business plan including sales goals, market research, expense budgets and P&L plan.  Previously, he was President and General Manager of MEMScAP Inc./JDS Uniphase, a public company in the semiconductors industry.  He managed the day-to-day operations for sales, marketing, manufacturing, legal and finance.  Mr. Wages has a B.S. in Electrical Engineering from the University of Maryland College Park and an MBA (Honours) from the University of Houston Executive MBA Program.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2011.

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

Item 11.

Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2011, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$		$	$
Drescher, Anton CFO	2011 2010 2009	-0- (1) 9,000 (1) 72,000	-0- -0- -0-	-0- -0- (2) 48,600	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Loverso, Maurice Director	2011 2010 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland CEO	2011 2010 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Pervic, Tom Director	2011 2010 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Wages Ron Director	2011 2010 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)

Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for his services as an executive officer of the Company.

(2)

In October 2009, Mr. Drescher purchased 2,000,000 units (each comprised of one common share and one warrant to acquire one common share at $0.045 per share until October 29, 2010 and $0.092 until October 29, 2011) at $0.0275 per unit.  This compensation resulted from the differential between the fair value and the purchase price of the common stock and the differential between the fair value of the underlying common stock and the exercise price of the warrants..

No stock options were granted to the Named Executive Officers during the years ended December 31, 2011 and 2010.

The following table sets forth certain information concerning exercises of stock options by the Named Executive

Officers during the year ended December 31, 2011 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Drescher, Anton	-0-	-0-	0 / 0	N/A	/ $0
Loverso, Maurice	-0-	-0-	0 / 0	N/A	/ $0
Perkins, Rowland	-0-	-0-	0 / 0	N/A	/ $0
Pervic, Tom	-0-	-0-	0 / 0	N/A	/ $0
Wages, Ron	-0-	-0-	0 / 0	N/A	/ $0

(1)

On December 31, 2011, the average of the high and low bid prices of the common shares on the OTC BB was $0.11 and $0.10, respectively.

Compensation of Directors

Directors receive no compensation for their service as such.

Employment Contracts

We do not have an employment contract with Mr. Perkins and the other Named Executive Officer.  We have no obligation to provide any compensation to Mr. Perkins or any other Named Executive Officer in the event of his resignation, retirement or termination, or a change in control of our company, or a change in any Named Executive Officers' responsibilities following a change in control.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of April 10th, 2011, the number of our outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name	Shares Owned	Percentage of Class
Anton J. Drescher	1,261,459	9.30%
Maurice Loverso	-0-	0.00%
Rowland Perkins	-0-	0.00%
Tom Perovic	95,000	0.69%
Ron Wages	-0-	0.00%
All Executive Officers and Directors as a Group (four persons)	1,356,459	9.99%

Item 13.

Certain Relationships and Related Transactions.

In 2011, we reimbursed for expenses of $35,340 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher and we paid 4C, Inc. $75,000 for research and development, a company owned by Tom Pervic spouce.

As of December 31, 2011, we have accounts payable to related parties of $486,930.

Item 14.

Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by KWCO, P.C. for the audit of our annual financial statements for the years ended December 31, 2011 and 2010 and fees billed for other services rendered by John A. Braden, P.C during those periods

John A. Braden P.C.

Year ended December 31	2011	2010
Audit fees	$ -0-	$ 9,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$ -0-	$9,000

KWCO, P.C.

Year ended December 31	2011	2010
Audit fees	$ 24,000	$-9,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$ 24,000	$9,000

The Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2011 and 2010.

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

(b)

Reports on Form 8-K

During the last quarter of the fiscal year covered by this Report, we did not file any reports on Form 8K.

(c)

Exhibits

3.1

Articles of Amendment (Wyoming) filed January 26, 2012.

3.2

Articles of Continuance (Wyoming) filed February 16, 1995 (incorporated by reference from Exhibit 3.1 to the registrant's Form 10).

3.3

Articles of Amendment (Alberta) filed January 3, 1995 (incorporated by reference from Exhibit 3.2 to the registrant's Form 10).

3.4

Articles of Amendment (Alberta) filed June 28, 1993 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.5

Articles of Amendment (Alberta) filed April 6, 1992 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.6

Articles of Amendment (Alberta) filed September 1, 1989 (incorporated by reference from Exhibit 3.5 to the registrant's Form 10).

3.7

Articles of Incorporation (Alberta) filed April 18, 1986 (incorporated by reference from Exhibit 3.6 to the registrant's Form 10).

3.8

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

OCULUS VISIONTECH, INC.

By:  /s/ Rowland Perkins

Date: April 10, 2012

Rowland Perkins

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Rowland Perkins

Chief Executive Officer, Director

April 10, 2012

-----------------------

Rowland Perkins

/s/ Anton J. Drescher

Chief Financial Officer, (principal

April 10, 2012

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

April 10, 2012

-----------------------

Maurice Loverso

/s/ Tom Perovic

Director

April 10, 2012

-----------------------

Tom Perovic

/s/ Ron Wages

Director

April 10, 2012

-----------------------

Ron Wages