Form 10-Q
period 2012-03-31
OCULUS VISIONTECH INC.
filed 2012-05-15
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number: 0-29651

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

Yes   ☐       No ☒

At May 14, 2012, there were 13,572,568 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

OCULUS VISIONTECH INC.

(formerly USA VIDEO INTERACTIVE CORP.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

(Stated in US Dollars)

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 15,277	$ 99,833
Accounts receivable	6,000	3,000
Prepaid expenses and other current assets	4,921	4,585
Total current assets	26,198	107,418
Deferred Tax Assets, net of valuation allowance
of $9,979,000 and $9,945,000, respectively	-	-
Total Assets	$ 26,198	$ 107,418
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 41,454	$ 64,150
Accounts payable and accrued expenses - related parties	72,897	63,286
Notes payable, net	50,625	47,588
Notes payable- related parties, net	450,975	423,644
Total current liabilities	615,951	598,668
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 500,000,000 shares,
issued and outstanding 13,572,568 and 12,772,568, respectively	38,755,638	38,637,690
Shares subscribed	-	117,948
Accumulated deficit	(39,345,391)	(39,246,888)

Stockholders' deficiency	(589,753)	(491,250)

Total Liabilities and Stockholders' Deficiency	$ 26,198	$ 107,418

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	March 31,	March 31,
For the three months ended	2012	2011

Revenue	$ 9,000	$ 9,000

Expenses:
Cost of sales	1,350	1,350
Selling, general and administrative	66,757	36,817

Total expenses	68,107	38,167
Loss from operations	(59,107)	(29,167)

Other income (expense)
Interest income (expense)	(39,396)	-

	(39,396)	-

Net Income ( loss )	$ (98,503)	$ (29,167)

Net Income ( loss ) per share - basic and diluted	$ (.01)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	13,300,040	12,773,091

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

			Shares
	Common Stock		Subscribed	Accumulated	Stockholders'
	Shares	Amount	Amount	Deficit	Deficiency
Balance at December 31, 2011	12,772,568	$38,637,690	$ 117,948	$ (39,246,888)	$ (491,250)
Issuance of common stock upon
Exercise of note’s bonus	800,000	117,948	(117,948)	-	-
Net loss	-	-	-	(98,503)	(98,503)
Balance at March 31, 2012	13,572,568	$ 38,755,638	$ -	$ (39,345,391)	$ (589,753)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

	March 31,	March 31,
For the three months ended	2012	2011

Cash flows from operating activities:
Net loss	$ (98,503)	$ (29,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	30,368	-
Gain on settlement of accounts payable	-	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	(3,000)	6,070
Decrease (increase) in prepaid expenses and other current assets	(336)	(306)
Increase (decrease) in accounts payable and accrued expenses	(22,696)	(10,093)
Increase (decrease) in accounts payable and accrued expenses due to related parties	9,611	35,671
Net cash used in operating activities	(84,556)	2,175

Net increase in cash and cash equivalents	(84,556)	2,175
Cash and cash equivalents at beginning of year	99,833	5,254
Cash and cash equivalents at end of year	$ 15,277	$ 7,429

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ -	$ -

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

(Stated in US Dollars)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.  Presentation for prior periods has be reclassified to be consistent with current presentation.   This is not considered to be a restatement.

NOTE B – GOING CONCERNS:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $98,503 for the three month period ended March 31, 2012 and, in addition the Company incurred losses of $161,612 and $89,175 for the years ended December 31, 2011 and 2010, respectively. As of March 31, 2012, the Company had an accumulated deficit of $39,345,391 and a working capital deficit of $589,753. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock, notes payable and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE C – INTEREST EXPENSE

The interest expense includes interest at 6% on notes payable and the amortization of debt discount in the amount of $30,368.

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

As more fully discussed below we have not been profitable, and our revenues for the three-months ended March 31, 2012 were $9,000.  We cannot predict our revenue levels for the next 3 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the next 3 months and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2012 and 2011 were $9,000.  Revenues were generated from Software License Agreement from our Smartmark™ Software.  Sales for 2012 and 2012 were from one customer.

Cost of Sales

The cost of sales for the three months ended March 31, 2012 and 2011 were $1,350.  Costs are the royalties on our video watermarking license agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the three months ending March 31, 2012.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses.  Product marketing costs increased due to management’s decision to market to additional companies.  Professional and filing fees increased due to the changes in the reverse split of our stock.  Administrative expenses have increased as a result.

Selling, general and administrative expenses for the three months ended March 31, 2012 increased by $29,940 to $66,757 from $36,817 for the three months ended March 31, 2011.  The increase was the result of expenses incurred related to product marketing expenses, professional fees and filing fees.

Product marketing costs for the three months ended March 31, 2012, increased to$17,743 from $-0- for the comparable period in 2011.  We incurred increased costs in 2012 due to management’s decision to expand the company’s customer base.

Professional fees for the three months ended March 31, 2012, increased to$12,918 from $5,894 for the comparable period in 2011.  We incurred increased costs in 2012 due to cost associated with the company stock split.

Salaries and fees for the three  months ended March 31, 2012 and 2011 were $-0-.  No cost were incurred due to management and employee reductions.

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

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for the three-months ended March 31, 2012 was $98,503, compared with a net loss of $29,167 for 2011.

Liquidity and Capital Resources

At March 31, 2012 our cash position was $15,277, a decrease of $84,556 from December 31, 2011.  We had a working capital deficit of $589,753 and an accumulated deficit of $39,345,391 at March 31, 2012.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During the three-months ended March 31, 2012, no proceeds were received from officers, directors, employees and a small group of investors short term loans.

We will require additional financing to fund current operations through fiscal 2012.  We have historically satisfied our capital needs primarily by issuing equity securities.  We will require an additional $0.75 million to $1.25 million to finance operations through fiscal 2012 and we intend to seek such financing through sales of our equity securities.

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

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  At March 31, 2012, 18% of our bank deposits are maintained in U.S. dollars.

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

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.     Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. These factors continue to be meaningful for your evaluation of our company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks presented in the Form 10-K.

Item 2.

Changes in Securities and Use of Proceeds

In January 2012, the Company issued 800,000 shares of common stock pursuant to the notes payable issued on December 1, 2011.  The notes owned received a 20% bonus interest that is amortized over the life of the loan.  The total bonus interest is $117,948.  Bonus interest to related parties was $106,153 and to investors was $11, 795.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Removed and Reserved.

N/A.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit No.	Description
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Edwin Molina (Chief Executive Officer).
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Anton J. Drescher (Chief Financial Officer).
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Edwin Molina (Chief Executive Officer).
32.2	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Edwin Molina (Chief Executive Officer).
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

(b)

Reports on Form 8-K

At the annual and special meeting held on December 30, 2011, Tom Perovic and Ron Wages were appointed as directors and Rowland Perkins was appointed as President and Chief Executive Officer.  We completed the alteration of our share capital by way of a reverse stock split on a fifteen old for one new common share basis, reducing the our authorized share capital from 500,000,000 common shares without par value to 33,333,333 common shares without par value, and the issued and outstanding common shares from 191,596,371 to 12,773,091 common shares issued and outstanding; completed a subsequent alteration of our share capital by increasing our authorized capital from 33,333,333 common shares without par value to 500,000,000 common shares without par value; and changed our name from "USA Video Interactive Corporation" to "Oculus VisionTech Inc."

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH INC.

Dated:  May 15, 2012

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer