Form 10-Q
period 2012-06-30
OCULUS VISIONTECH INC.
filed 2012-08-20
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes   ☐       No ☒

At August 20, 2012, there were 13,572,568 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

OCULUS VISIONTECH INC.

(formerly USA VIDEO INTERACTIVE CORP.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

(Stated in US Dollars)

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 9,594	$ 99,833
Accounts receivable	11,527	3,000
Prepaid expenses and other current assets	2,453	4,585
Total current assets	23,574	107,418
Deferred Tax Assets, net of valuation allowance
of $10,014,000 and $9,945,000, respectively	-	-
Total Assets	$ 23,574	$ 107,418
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 58,222	$ 64,150
Accounts payable and accrued expenses - related parties	129,492	63,286
Notes payable, net	53,594	47,588
Notes payable- related parties, net	477,699	423,644
Total current liabilities	719,007	598,668
Commitment and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 500,000,000 shares,
issued and outstanding 13,572,568 and 12,772,568, respectively	38,755,638	38,637,690
Shares subscribed	-	117,948
Accumulated deficit	(39,451,071)	(39,246,888)

Stockholders' deficiency	(695,433)	(491,250)

Total Liabilities and Stockholders' Deficiency	$ 23,574	$ 107,418

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenue	14,527	9,000	23,527	18,000

Expenses:
Cost of sales	2,939	1,350	4,289	2,700
Research and development	25,000	75,000	25,000	75,000
Selling, general and administrative	53,683	40,336	120,440	77,153

Total expenses	81,622	116,686	149,729	154,853
Loss from operations	(67,095)	(107,686)	(126,202)	(136,853)

Other income (expense)
Interest income (expense)	(38,585)	-	(77,981)	-

	(38,585)	-	(77,981)	-

Net Loss	(105,680)	(107,686)	$ (204,183)	$ (136,853)

Net Loss per share - basic and diluted	$ (.01)	$ (.01)	$ (.02)	$ (.01)
Weighted-average number of common
shares outstanding - basic and diluted	13,572,568	12,773,091	13,436,304	12,773,091

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

	Common Stock and		Shares
	Additional Paid in Capital		Subscribed	Accumulated	Stockholders'
	Shares	Amount	Amount	Deficit	Deficiency
Balance at December 31, 2011	12,772,568	$38,637,690	$ 117,948	$ (39,246,888)	$ (491,250)
Issuance of common stock upon
Exercise of note’s bonus	800,000	117,948	(117,948)	-	-
Net loss	-	-	-	(204,183)	(204,183)
Balance at June 30, 2012	13,572,568	$ 38,755,638	$ -	$ (39,451,071)	$ (695,433)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

For the six months ended June 30,	2012	2011

Cash flows from operating activities:
Net loss	$ (204,183)	$ (136,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	60,061	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	(8,527)	9,070
Decrease (increase) in prepaid expenses and other current assets	2,132	(12)
Increase (decrease) in accounts payable and accrued expenses	(5,928)	(13,962)
Increase (decrease) in accounts payable and accrued expenses due to related parties	66,206	139,436
Net cash used in operating activities	(90,239)	(2,321)
Net decrease in cash and cash equivalents	(90,239)	(2,321)
Cash and cash equivalents at beginning of year	99,833	5,254
Cash and cash equivalents at end of year	$ 9,594	$ 2,933

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ -	$ -

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

NOTE B – GOING CONCERNS:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $204,183 for the six month period ended June 30, 2012 and, in addition the Company incurred losses of $161,612 and $89,175 for the years ended December 31, 2011 and 2010, respectively. As of June 30, 2012, the Company had an accumulated deficit of $39,451,071 and a working capital deficit of $695,433 These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock, notes payable and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE C – INTEREST EXPENSE:

The interest expense includes interest at 6% on notes payable and the amortization of the debt discount in the amount of $60,061.

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

As more fully discussed below we have not been profitable, and our revenues for the six-months ended June 30, 2012 were $23,527.  We cannot predict our revenue levels for the next 3 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the next 3 months and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

RESULTS OF OPERATIONS

Sales

Sales for the six-month period ended June 30, 2012 and June 30, 2011 were $23,527 and $18,000, respectively.  Sales for the three-month period ended June 30, 2012 and June 30, 2011 were $14,527 and $9,000, respectively.  Revenues from one customer were generated from Software License Agreement from our Smartmark™ Software.

Cost of Sales

The cost of sales for the six months ended June 30, 2012 was $4,289 as compared to $2,700 for the comparable period in 2011.  For the three-month period ended June 30, 2012, the cost of sales was $2,939 as compared to $1,350 for the comparable period in 2011.  Costs are the royalties and commissions on our video watermarking license agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the six months ending June 30, 2012.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses.  Product marketing costs increased due to management’s decision to market to additional companies.  Professional and filing fees increased due to the changes in the reverse split of our stock.  Administrative expenses have increased as a result.

Selling, general and administrative expenses for the three months ended June 30, 2012 increased by $13,347 to $53,683 from $40,336 for the three months ended June 30, 2011.  The increase was the result of expenses incurred related to marketing expenses, professional fees, filing fees and transfer agent.  For the six months ended June 30, 2012 the costs increased by $43,287 to $120,440 from $77,153 for the comparable period in 2011.  The increase was the result of expenses incurred related to marketing expenses, professional fees, filing fees and transfer agent.

Product marketing costs for the six months ended June 30, 2012, increased to $29,243 from $1,386 for the comparable period in 2011.  We incurred increased costs in 2012 due to management’s decision to expand the company’s customer base.

Professional fees for the six months ended June 30, 2012, increased to $21,160 from $13,668 for the comparable period in 2011.  We incurred increased costs in 2012 due to costs associated with the company stock split.

Transfer agent fees for the six months ended June 30, 2012, increased to $17,550 from $9,618 for the comparable period in 2011.  We incurred increased costs in 2012 due to costs associated with the company stock split.

Salaries and fees for the six months ended June 30, 2012 and 2011 were $-0-.  No costs were incurred due to management and employee reductions.

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

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for the six -months ended June 30, 2012 was $204,183, compared with a net loss of $136,853 for 2011.

Liquidity and Capital Resources

At June 30, 2012 our cash position was $9,594, a decrease of $90,239 from December 31, 2011.  We had a working capital deficit of $695,433 and an accumulated deficit of $39,451,071 at June 30, 2012.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During the six-months ended June 30, 2012, no proceeds were received from officers, directors, employees and a small group of investors, or from short-term bridge loans from members of management.

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

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  At June 30, 2012, 65% of our bank deposits are maintained in U.S. dollars.

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

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Removed and Reserved.

N/A.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit No.	Description
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Rowland Perkins (Chief Executive Officer).
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Anton J. Drescher (Chief Financial Officer).
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Rowland Perkins (Chief Executive Officer).
32.2	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Anton J. Drescher (Chief Financial Officer).
101*

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

*To be filed

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

Dated:  August 20, 2012

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer