Form 10-Q/A
period 2012-06-30
OCULUS VISIONTECH INC.
filed 2012-08-24
CIK 1107280

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (“Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 6.

Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1 (1)	Section 302 Certification under Sarbanes-Oxley Act of 2002 OF Rowland Perkins (Chief Executive Officer).
31.2 (1)	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Anton J. Drescher (Chief Financial Officer).
32.1 (1)	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Rowland Perkins (Chief Executive Officer).
32.2 (1)	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Anton J. Drescher (Chief Financial Officer).
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

(1)

Filed on August 20, 2012 as an exhibit to the Registrants’ Form 10-Q’s for the quarterly period ended June 30, 2012.

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

Dated:  August 24, 2012

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer