Form 10-Q
period 2012-09-30
OCULUS VISIONTECH INC.
filed 2012-11-21
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes   ☐       No ☒

At November 20, 2012, there were 13,572,568 shares of the registrant's common stock outstanding.

NOTE:

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Oculus VisionTech Inc. (“Oculus”) is relying on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”), titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meeting filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. Oculus’ independent accountant is located in Connecticut, and accordingly, Oculus was unable to file this Report on November 14, 2012 due to electrical supply disruptions caused by Hurricane Sandy.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

OCULUS VISIONTECH INC.

(formerly USA VIDEO INTERACTIVE CORP.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

(Stated in US Dollars)

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$ 4,059	$ 99,833
Accounts receivable	24,438	3,000
Prepaid expenses and other current assets	1,482	4,585
Total current assets	29,979	107,418

Deferred Tax Assets, net of valuation allowance
of $10,042,000 and $9,945,000, respectively	-	-

Total Assets	$ 29,979	$ 107,418

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 59,763	$ 64,150
Accounts payable and accrued expenses - related parties	185,125	63,286
Notes payable, net	56,623	47,588
Notes payable - related parties, net	504,962	423,644
Total current liabilities	806,473	598,668

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 500,000,000 shares,
issued and outstanding 13,572,568 and 12,772,568, respectively	38,755,638	38,637,690
Shares subscribed	-	117,948
Accumulated deficit	(39,532,132)	(39,246,888)
Total Stockholders' deficiency	(776,494)	(491,250)
Total Liabilities and Stockholders' Deficiency	$ 29,979	$ 107,418

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenue	$ 12,911	$ 9,000	$ 36,438	$ 27,000

Expenses:
Cost of sales	1,936	1,350	6,225	4,050
Research and development	20,000	-	45,000	75,000
Selling, general and administrative	32,655	32,476	153,095	109,629
Total expenses	54,591	33,826	204,320	188,679
Loss from operations	(41,680)	(24,826)	(167,882)	(161,679)

Other income (expense)
Interest income (expense)	(39,381)	-	(117,362)	-
Toal other expense	(39,381)	-	(117,362)	-

Net loss	$ (81,061)	$ (24,826)	$ (285,244)	$ (161,679)

Net loss per share - basic and diluted	$ (.01)	$ (.00)	$ (.02)	$ (.01)
Weighted-average number of common
shares outstanding - basic and diluted	13,572,568	12,773,091	13,213,444	12,773,091

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

	Common Stock and		Shares		Total
	Additional Paid in Capital		Subscribed	Accumulated	Stockholders'
	Shares	Amount	Amount	Deficit	Deficiency
Balance at December 31, 2011	12,772,568	$ 38,637,690	$ 117,948	$ (39,246,888)	$ (491,250)
Issuance of common stock upon
exercise of note's bonus	800,000	117,948	(117,948)	-	-
Net loss				(285,244)	(285,244)
Balance at September 30, 2012	13,572,568	$ 38,755,638	$ -	$ (39,532,132)	$ (776,494)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Nine months ended September 30,	2012	2011
(Unaudited)
Cash flows from operating activities:
Net loss	$ (285,244)	$ (161,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	90,353	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(21,438)	6,070
Decrease (increase) in prepaid expenses and other current assets	3,103	(413)
Increase (decrease) in accounts payable and accrued expenses	(4,387)	(19,021)
Increase (decrease) in accounts payable and
accrued expenses due to related parties	121,838	175,555

Net cash used in operating activities	(95,775)	512

Net increase (decrease) in cash and cash equivalents	(95,774)	512

Cash and cash equivalents at beginning of period	99,833	5,254

Cash and cash equivalents at end of period	$ 4,059	$ 5,766

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$ -	$ -

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

(formerly USA VIDEO INTERACTIVE CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

NOTE B – GOING CONCERNS:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $285,244 for the nine month period ended September 30, 2012 and, in addition the Company incurred losses of $161,612 and $89,175 for the years ended December 31, 2011 and 2010, respectively. As of September 30, 2012, the Company had an accumulated deficit of $39,532,132 and a working capital deficit of $776,494.  These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock, notes payable and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE C – INTEREST EXPENSE:

The interest expense includes interest at 6% on notes payable and the amortization of the debt discount in the amount of $90,353.

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

As more fully discussed below we have not been profitable, and our revenues for the nine-months ended September 30, 2012 were $36,438.  We cannot predict our revenue levels for the next 3 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the next 3 months and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2012 and September 30, 2011 were $36,438 and $27,000, respectively.  Sales for the three-month period ended September 30, 2012 and September 30, 2011 were $12,911 and $9,000, respectively.  Revenues were generated from Software License Agreement from our Smartmark™ Software.

Cost of Sales

The cost of sales for the nine months ended September 30, 2012 was $6,225 as compared to $4,050 for the comparable period in 2011.  For the three-month period ended September 30, 2012, the cost of sales was $1,936 as compared to $1,350 for the comparable period in 2011.  Costs are the royalties and commissions on our video watermarking license agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the nine months ending September 30, 2012.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses.  Product marketing costs increased due to management’s decision to market to additional companies.  Professional and filing fees increased due to the changes in the reverse split of our stock.  Administrative expenses have increased as a result.

Selling, general and administrative expenses for the three months ended September 30, 2012 increased by $179 to $32,655 from $32,476 for the three months ended September 30, 2011.  The increase was the result of expenses incurred related to marketing expenses, professional fees, filing fees and transfer agent.  For the nine months ended September 30, 2012 the costs increased by $43,466 to $153,095 from $109,629 for the comparable period in 2011.  The increase was the result of expenses incurred related to marketing expenses, professional fees, filing fees and transfer agent.

Product marketing costs for the nine months ended September 30, 2012, increased to $30,734 from $1,386 for the comparable period in 2011.  We incurred increased costs in 2012 due to management’s decision to expand the company’s customer base.

Professional fees for the nine months ended September 30, 2012, increased to $28,760 from $26,335 for the comparable period in 2011.  We incurred increased costs in 2012 due to costs associated with the company stock split.

Transfer agent fees for the nine months ended September 30, 2012, increased to $22,630 from $13,440 for the comparable period in 2011.  We incurred increased costs in 2012 due to costs associated with the company stock split.

Salaries and fees for the six months ended September 30, 2012 and 2011 were $-0-.  No costs were incurred due to management and employee reductions.

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

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for the nine -months ended September 30, 2012 was $285,244, compared with a net loss of $161,679 for 2011.

Liquidity and Capital Resources

At September 30, 2012 our cash position was $4,059, a decrease of $95,774 from December 31, 2011.  We had a working capital deficit of $776,494 and an accumulated deficit of $39,532,132 at September 30, 2012.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During the nine-months ended September 30, 2012, $29,354 was received from officers, directors, employees and a small group of investors, or from short-term bridge loans from members of management.

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

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  At September 30, 2012, 90% of our bank deposits are maintained in U.S. dollars.

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

(i)

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

Dated:  November 20, 2012

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer