Form 10-K
period 2012-12-31
OCULUS VISIONTECH INC.
filed 2013-04-08
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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

Large Accelerated filer

☐

Accelerated Filer

☐

Non-accelerated filer

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No   ☒.

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   $475,040.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  13,572,568

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

Although we have generated nominal sales for the 2012 year, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

Competitive Conditions

AquaMobile, BooXtream, Civolution, Isan, MarkAny, MSI, Verimatrix and other companies large and small are active in the field of digital watermark technologies.  The video streaming market is currently dominated by a small number of larger companies, including Real Networks, Microsoft, Yahoo and several others, some of which offer source-to-destination streaming media solutions.  Most of our current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than us.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

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

During fiscal 2012 and 2011, our research and development expenditures were $45,000 and $75,000, respectively.

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

Employees

As at April 2nd, 2013, the company had no employees.  Compensation for current and future work will be conducted on a contract basis.

Competition for technical personnel in the industry we compete in is intense.  Our future success will depend in part on our continued ability to contract, assimilate and retain qualified personnel.  To date, we have had limited success in recruiting qualified contractors but there is no assurance that we will continue to do so in the future.  Attracting qualified expertise is contingent on raising sufficient working capital and project advancement.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES; WE EXPECT TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date,

we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses.  For the year ended December 31, 2012 we had a net loss of $339,219.  As of December 31, 2012, we had an accumulated deficit of $39,586,107 and a working capital deficit of $830,469.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so. If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.  Because of factors discussed in this paragraph, our auditors, in their report on our financial statements, have expressed substantial doubt concerning our ability to continue as a going concern.

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO REMAIN IN BUSINESS.

We require substantial working capital to fund our business.  We have had significant operating losses and negative cash flow from operations since inception of our current business and expect to continue to do so for the foreseeable future.  Our capital requirements will depend on several factors, including the rate of market acceptance of our products and services, the ability to establish and expand a client base and the growth and effectiveness of our sales and marketing efforts.  We estimate we will require approximately $1.50 Million to $2.00 Million in financing to meet our working capital needs over the remainder of 2013 and substantial additional financing thereafter.  Further, if capital requirements vary materially from those currently planned, we may require additional financing.  We have no arrangements or commitments for any financing.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

The digital watermarking market is currently dominated by a small number of larger companies, including

AquaMobile, BooXtream, Civolution, Isan, MarkAny, MSI, Verimatrix and other companies large and small, some of which offer digital watermarking products.  Most of our current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than us.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

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

WE DO NOT CURRENTLY HAVE ANY PAYING CUSTOMERS.

Our sales were $47,027 in 2012 and $36,000 in 2011.  One customer accounted for 100% of our revenue for the years ended December 31, 2012 and 2011.  We expect a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.  Our inability to increase the number of our customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

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

	TSX (Symbol “OV”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2011	0.600	0.150
Second Quarter 2011	0.600	0.150
Third Quarter 2011	0.300	0.150
Fourth Quarter 2011	0.300	0.150
First Quarter 2012	0.225	0.120
Second Quarter 2012	0.170	0.060
Third Quarter 2012	0.085	0.050
Fourth Quarter 2012	0.075	0.035

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2011	0.56	0.19
Second Quarter 2011	0.57	0.20
Third Quarter 2011	0.44	0.12
Fourth Quarter 2011	0.34	0.08
First Quarter 2012	0.25	0.01
Second Quarter 2012	0.19	0.01
Third Quarter 2012	0.09	0.01
Fourth Quarter 2012	0.19	0.01

As of March 29th, 2013 there were 13,572,568 common shares outstanding, held by 1,200 shareholders of record.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

In January 2012, the Company issued 800,000 shares of common stock pursuant to the notes payable issued on December 1, 2011.  The notes owned received a 20% bonus interest that is amortized over the life of the loan.  The total bonus interest is $117,948.  Bonus interest to related parties was $106,153 and to investors was $11,795.

Item 6.

Selected Financial Data.

The following table presents selected historical financial data.  The consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2012 and 2011 are derived from our consolidated financial statements included elsewhere in this report, which have been audited by  KWCO, PC.  The selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	December 31
Item	2011 $	2011 $	2010 $	2009 $	2008 $
Revenue	47,027	36,000	39,070	48,000	24,000
Net loss	(339,219)	(161,612)	(89,175)	(811,004)	(915,918)
Loss per share	(0.03)	(0.01)	(0.01)	(0.07)	(0.15)
Total assets	11,438	107,418	20,079	52,668	3,055
Long-term obligations	--	--	--	--	--
Cash dividends per share	--	--	--	--	--

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

As more fully discussed below we have not been profitable, and our revenues for 2012 were $47,027.  We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the remainder of fiscal 2013 and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

Results of Operations

Revenues

Revenues for the year ended December 31, 2012 ("fiscal 2012") were $47,027 and for the year ended December 31, 2011 ("fiscal 2011”) were $36,000.  All revenues for fiscal 2012 and 2011 were derived from a license agreement for digital watermarking.  We had one customer, which accounted for 100% of the revenue in both years.

Expenses

Total operating expenses for fiscal 2012 were $240,199, compared with $269,429 for fiscal 2011.  For fiscal 2012, cost of sales were $6,620, as compared with $5,400 for fiscal 2011.

Our management and employee agreed to no compensation for fiscal 2012 and 2011.  Product marketing costs increased due to management’s decision to direct our efforts toward the current customer in additional divisions and two additional potential customers.  Professional fees decreased due to the settlement of a law suit of a dissolved subsidiary.   Administrative expenses have decreased due to management decision to reduce operating facilities.

During the period ended December 31, 2012 in connection with the settlements of accounts payable, we wrote off accounts payable obligations of $1,170 and recorded a gain of $1,170.

Fiscal 2012 versus fiscal 2011

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™ with a related party.  Research and development expenses decreased to $45,000 for fiscal 2012, from $75,000 for the comparable period in fiscal 2011.

Selling, general and administrative expenses were $188,579 for fiscal 2012, as compared to $189,029 for fiscal 2011. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations.  The primary components of the decreases from fiscal 2012 to fiscal 2011 were:

•

a $24,301 increase in fiscal 2012 in marketing expenses was due to management’s decision to direct our efforts toward the current customer in additional divisions and two additional potential customers; and

•

a $20,994 decrease in operational cost fiscal 2012 was due to the timing of the annual meeting; and

•

a $7,228 increase in fiscal 2012 in transfer agent cost due to the reverse stock split.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for fiscal 2012 was $339,219, compared with a net loss of $161,612 for fiscal 2011.

Liquidity and Capital Resources

At December 31, 2012 our cash position was $7,415, a decrease of $92,418 from December 31, 2011.  We had a working capital deficit of $830,469 and an accumulated deficit of $39,586,107 at December 31, 2012.

Our principal source of cash during fiscal 2012 was sales proceeds of $47,027. This was offset by $92,418 of cash used in operating activities.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2012, have stated that there is substantial doubt about our ability to continue as a going concern.  As of December 31, 2012, we had $7,415 in cash. We will require an additional $1.50 million to $2.00 million to finance operations for the fiscal 2013 and we intend to obtain such financing through sales of our equity securities.  The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $1.50 million to $2.00 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities.  Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $2.0 million to $3.0 million for fiscal 2014.  We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2012 we have no off-balance sheet arrangements.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk.

We believe our exposure to overall foreign currency risk is not material.  We do not manage or maintain market risk sensitive instruments for trading or other purposes and we are not exposed to the effects of interest rate fluctuations as we do not carry any long-term debt.

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  At December 31, 2012, 100% of our bank deposits are maintained in U.S. dollars.

Item 8.

Financial Statements and Supplementary Data.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-21 of this Report and are incorporated herein by reference.

OCULUS VISIONTECH, INC

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

OCULUS VISIONTECH INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-3

Comments by Auditors for Canadian Readers on U.S.-Canada Reporting Differences

F-4

Consolidated Financial Statements:

Consolidated Balance Sheets

F-5

Consolidated Statements of Operations

F-6

Consolidated Statements of Stockholders' Deficiency

F-7

Consolidated Statements of Cash Flows

F-8

Notes to Consolidated Financial Statements

F-9 - F-15

K W C O, PC

Certified Public Accountants

1931 East 37th Street, Suite 7	2626 Royal Circle
Odessa, Texas 79762	Kingwood, Texas 77339
(432) 363-0067	(281) 359-7224
Fax (432) 363-0376	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Oculus VisionTech,Inc.

We have audited the accompanying consolidated balance sheets of Oculus VisionTech, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oculus VisionTech, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ KWCO, P.C.

KWCO, P.C.

Houston, Texas

April 2nd, 2013

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

Our report to the Board of Directors dated April 2nd, 2013, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

/S/ KWCO, P.C.

KWCO, P.C.

Houston, Texas

April 2nd, 2013

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31,	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$ 7,415	$ 99,833
Accounts Receivable	3,529	3,000
Prepaid expenses and other current assets	494	4,585
Total current assets	11,438	107,418

Deferred Tax Assets, net of valuation allowance of $10,060,000 and
$9,945,000, respectively	-	-
Total Assets	$ 11,438	$ 107,418

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 49,728	$ 64,150
Accounts payable and accrued expenses – related parties	212,833	63,286
Notes payable, net	58,399	47,588
Notes payable – related parties, net	520,947	423,644
Total current liabilities	841,907	598,668

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock - no par value; authorized 500,000,000
shares, issued and outstanding 13,572,568 and 12,772,568, respectively	38,755,638	38,637,690
Shares subscribed	-0-	117,948

Accumulated deficit	(39,586,107)	(39,246,888)
Stockholders' deficiency	(830,469)	(491,250)
Total Liabilities and Stockholders' Deficiency	$ 11,438	$ 107,418

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31,	2012	2011

Revenue	$ 47,027	$ 36,000

Expenses:
Cost of sales	6,620	5,400
Research and development	45,000	75,000
Selling, general and administrative	188,579	189,029
Total expenses	240,199	269,429
Loss from operations	(193,172)	(233,429)

Other income (expense), net:
Interest expense	(147,217)	(12,783)
Gain on settlement of accounts payable	1,170	84,600

	(146,047)	71,817

Net loss	$ (339,219)	$ (161,612)

Net loss per share - basic and diluted	$ (.03)	$ (.01)
Weighted-average number of common shares outstanding -
basic and diluted	13,504,808	12,772,568

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE YEAR ENDED DECEMBER 2012, 2011

			Shares
	Common Stock		Subscribed	Accumulated	Stockholders'
	Shares	Amount	Amount	Deficit	Deficiency

Balance at January 1, 2011	12,772,568	38,637,690	-	(39,085,276)	(447,586)
Shares Subscribed	-	-	117,948	-	117,948
Net loss	-	-	-	(161,612)	(161,612)

Balance at December 31, 2011	12,772,568	$ 38,637,690	$ 117,948	$ (39,246,888)	$ (491,250)
Shares Subscribed	800,000	117,948	(117,948)	-	-
Net loss	-	-	-	(339,219)	(339,219)
Balance at December 31, 2012	13,572,568	$ 38,735,638	$ -	$ (39,586,107)	$ (830,469)

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2012	2011
Cash flows from operating activities:
Net loss	$ (339,219)	$ (161,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	108,115	9,832
Gain on settlement of accounts payable	(1,170)	(84,600)
Changes in operating assets and liabilities:
Decrease in accounts receivable	(529)	9,070
Decrease (increase) in prepaid expenses and other current assets	4,091	(1,830)
Increase (decrease) in accounts payable and accrued expenses	(13,252)	(13,315)
Increase (decrease) in accounts payable and accrued expenses due to related parties	149,546	(242,313)
Net cash used in operating activities	(92,418)	(484,768)

Cash flows from financing activities :
Proceeds from the issuance of common stock and warrants	-	-
Proceeds from notes payable	-	58,400
Proceeds from notes payable – related parties	-	520,947
Net cash from financing activities	-	579,347
Net increase in cash and cash equivalents	(92,418)	94,579
Cash and cash equivalents at beginning of year	99,833	5,254
Cash and cash equivalents at end of year	$ 7,415	$ 99,833
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ -	$ -
Significant Non Cash Transactions
Accounts Payable	$ -	$ -
Common stock and additional paid in capital	$ 117,947	$ -
Notes payable	$ -	$ (117,947)
Shares subscribed	$ (117,947)	$ 117,947

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:	The following financial statements present the financial results of Oculus VisionTech, Inc. formerly USA Video Interactive Corp, and its wholly owned subsidiary USVO Inc. on a consolidated basis

2. BUSINESS:

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions.  At December 31, 2012 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $339,219 and $161,612 for the years ended December 31, 2012 and 2011, respectively.  In addition, the Company has a working capital deficiency of $830,469 and a stockholders’ deficiency of $39,586,107 at December 31, 2012. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The Company sells its products to customers on an open credit basis.  The Company’s trade accounts receivable are due from such customers and are generally uncollateralized.  Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts.  As of December 31, 2012 and 2011, the Company considered its accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was recorded.  Bad debt expense for the years ended December 31, 2012 and 2011 was zero.

OCULUS VISIONTECH INC. AND SUBSIDIARY

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

The foreign assets and liabilities of the Company are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period.  The aggregate effect of translation adjustments is immaterial at December 31, 2012 and 2011.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants.  As of December 31, 2012 and 2011 there were no potentially issuable common stock.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 MAJOR CUSTOMERS:	During the year ended December 31, 2012 and 2011 one customer accounted for 100% of total revenue.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	Prepaid expenses and other current assets consist of the following:
	December 31,	2012	2011
	Taxes Receivable – Canadian GST	$494	$4,585
6. ACCOUNTS PAYABLE AND	Accounts payable and accrued expenses consist of the following:
ACCRUED	December 31,	2012	2011
EXPENSES	Accounts payable	$ 34,229	$ 36,548
	Accrued professional fees	14,487	18,900
	Accrued payroll and related tax withholdings	4,012	8,702
		$49,728	$ 64,150

Accounts payable and accrued expenses - related parties consist of accounts payable.

During the period ended December 31, 2012 as the result of settlement of accounts payable for less than amounts recorded and in 2011 as the result of dissolving subsidiaries, we wrote off accounts payable obligations, which were not guaranteed by the parent  of $1,170 and $84,600 and recorded a gain of $1,170 and $84,600, respectively.

7. NOTES PAYABLE -

On November 30, 2012 the Company received cash in consideration for issuing notes payable of $520,947 from related parties and $58,400 from other individuals.  The notes payable have a stated interest of 6% and are due May 31, 2013.  Interest is accrued and record in accounts payable and accrued expenses.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK- HOLDERS' EQUITY:

The shareholders approved on December 30, 2011 a resolution to an alteration of the share capital of the Company by way of a reverse stock split by consolidating all of the currently authorized share capital of 500,000,000 common shares without par value, of which 191,596,371 common shares were issued and outstanding, on the basis of a one new share for fifteen old shares, resulting in an authorized share capital of 33,333,333 common shares without par value, of which 12,772,568 common shares will be issued and outstanding.

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

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

A summary of the status of the Company's options and changes during the years is presented below:

Year ended December 31	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	-0-	$ N/A	26,666	$1.50
Granted	-0-	$N/A	-0-	$N/A
Exercised	-0-	$N/A	-0-	$N/A
Cancelled/expired	-0-	$ N/A	26,666	$1.50
Outstanding at end of year	-0-	$ N/A	-0-	$ N/A
Options exercisable at year end	-0-	$ N/A	-0-	$ N/A
Weighted average fair value of options exercisable during the year		$ N/A		$1.50

OCULUS VISIONTECH INC. AND SUBSIDIARIES

(FORMERLY USA VIDEO INTERACTIVE CORP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants to purchase shares of common stock are as follows:

Year ended December 31,	2012		2011
	Number of Warrants	Range of Exercise Price	Number of Warrants	Range of Exercise Price

Outstanding at beginning of year	-0-	$N/A	462,000	$1.380
Issued	-0-	N/A	-0-	N/A
Exercised	-0-	N/A	-0-	N/A
Expired	-0-	N/A	462,000	$1.380
Outstanding at end of year	-0-	$N/A	-0-	$N/A

10. INCOME TAXES:

As of December 31, 2012the Company had deferred tax assets resulting primarily from net operating loss carry forwards of approximately $29,560,000, which are available to offset future taxable income, if any, through 2032.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2012	2011
Net operating loss carryforwards	$ 10,060,000	$ 9,945,000
Valuation allowance	(10,060,000)	(9,945,000)
Net deferred tax assets	$ - 0 -	$ - 0 -

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2012	2011
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 - %	- 0 - %

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED PARTIES:

The Company for the years ended December 31, 2012 and 2011 reimbursed a related party $33,634 and $35,340, respectively.  The Company paid a related party $45,000 and $75,000 for research and development for the years ended December 31, 2012 and 2011, respectively

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):	The following table summarizes selected quarterly data for the years ended December 31, 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012:
Revenue	$ 9,000	$ 14,527	$ 12,911	$ 10,589	$ 47,027
Expenses	(107,503)	(120,207)	(93,972)	(64,564)	(386,246)
Net Gain(Loss)	(98,503)	(105,680)	(81,061)	(53,975)	(339,219)

Net gain(loss) per common share
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0)	$ (0.03)
2011:
Revenue	$ 9,000	$ 9,000	$ 9,000	$ 9,000	$ 36,000
Expenses	(38,167)	(116,686)	(33,826)	(8,933)	(197,612)
Net Gain(Loss)	(29,167)	(107,686)	(24,826)	67	(161,612)

Net gain(loss) per common share
Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.01)

13. SUBSEQUENT EVENT:	The Company’s management has evaluated subsequent events through April 2nd, 2013, the date the financial statements were issued, and determined that there are no other items that require disclosure.

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

Not applicable

PART III

Item 10.

Directors and Executive Officers of the Registrant.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of Oculus VisionTech Inc.

Name	Age	Position	Period of Service
Anton J. Drescher (1)	56	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Maurice Loverso (1)	51	Director	Since 2003
Rowland Perkins	58	Director, President and Chief Executive Officer	Since 2005
Tom Perovic	59	Director	Since 2011
Ron Wages (1)	49	Director	Since 2011

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2012.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

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

Item 11.

Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2012, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$		$	$
Drescher, Anton CFO	2012 2011 2010	-0- -0- (1) 9,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Loverso, Maurice Director	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland CEO	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Pervic, Tom Director	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Wages Ron Director	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)

Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for his services as an executive officer of the Company.

No stock options were granted to the Named Executive Officers during the years ended December 31, 2012 and 2011.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2012 and stock options held at year end.

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

(1)

On December 31, 2012, the average of the high and low bid prices of the common shares on the OTC BB was $0.11 and $0.04, respectively.

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

Name	Shares Owned	Percentage of Class
Anton J. Drescher	1,261,459	9.30%
Maurice Loverso	-0-	0.00%
Rowland Perkins	-0-	0.00%
Tom Perovic	95,000	0.69%
Ron Wages	-0-	0.00%
All Executive Officers and Directors as a Group (five persons)	1,356,459	9.99%

Item 13.

Certain Relationships and Related Transactions.

In 2012, we reimbursed for expenses of $33,634 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher and we paid 4C, Inc. $45,000 for research and development, a company owned by Tom Perovic’s  spouse.

As of December 31, 2012, we have accounts and notes payable to related parties of $733,780.

Item 14.

Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by KWCO, P.C. for the audit of our annual financial statements for the years ended December 31, 2012 and 2011.

KWCO, P.C.

Year ended December 31	2012	2011
Audit fees	$ 24,000	$ 24,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$ 24,000	$ 24,000

The Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2012 and 2011.

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

Dated: April 2nd, 2013

Rowland Perkins

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Rowland Perkins

Chief Executive Officer, Director

April 2nd, 2013

-----------------------

Rowland Perkins

/s/ Anton J. Drescher

Chief Financial Officer, (principal

April 2nd, 2013

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

April 2nd, 2013

-----------------------

Maurice Loverso

/s/ Tom Perovic

Director

April 2nd, 2013

-----------------------

Tom Perovic

/s/ Ron Wages

Director

April 2nd, 2013

-----------------------

Ron Wages