Form 10-Q
period 2013-03-31
OCULUS VISIONTECH INC.
filed 2013-05-17
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission file number: 0-29651

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

Yes   ☐       No ☒

At May 15, 2013, there were 13,572,568 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

OCULUS VISIONTECH INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

(Stated in US Dollars)

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31	December 31
	2013	2012
	(UNAUDITED)	(AUDITED)
ASSETS

Current Assets:
Cash and cash equivalents	$ 8,029	$ 7,415
Accounts Receivable	5,500	3,529
Prepaid expenses and other current assets	3,016	494

Total current assets	16,545	11,438

Deferred Tax Assets, net of valuation allowance of $10,070,000 and
$10,060,000, respectively	-	-

Total Assets	$ 16,545	$ 11,438

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 54,693	$ 49,728
Accounts payable and accrued expenses - related parties	242,149	212,833
Notes payable, net	58,399	58,399
Notes payable - related parties, net	520,947	520,947

Total current liabilities	876,188	841,907

Commitments and Contingencies

Stockholders' Deficiency:

Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock - no par value; authorized 500,000,000
shares, issued and outstanding 13,572,568	38,755,638	38,755,638
Accumulated deficit	(39,615,281)	(39,586,107)

Stockholders' deficiency	(859,643)	(830,469)
Total Liabilities and Stockholders' Deficiency	$ 16,545	$ 11,438

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenue	$ 12,981	$ 9,000

Expenses:
Cost of sales	407	1,350
Selling, general and administrative	32,856	66,757

Total expenses	33,263	68,107
Loss from operations	(20,282)	(59,107)

Other income (expense)
Interest (expense)	(8,892)	(39,396)

	(8,892)	(39,396)

Net loss	$ (29,174)	$ (98,503)

Net loss per share - basic and diluted	$ (.00)	$ (.01)
Weighted-average number of common
shares outstanding - basic and diluted	13,572,568	13,300,040

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at December 31, 2012	13,572,568	$ 38,755,638	$ (39,586,107)	$ (830,469)
Net loss		-	(29,174)	(29,174)

Balance at March 31, 2013	13,572,568	$ 38,755,638	$ (39,615,281)	$ (859,643)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash flows from operating activities:
Net loss	$ (29,174)	$ (98,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	30,368
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,971)	(3,000)
Increase in prepaid expenses and other current assets	(2,522)	(336)
Increase (decrease) in accounts payable and accrued expenses	4,965	(22,696)
Increase in accounts payable and
accrued expenses due to related parties	29,316	9,611

Net cash used in operating activities	614	(84,556)

Net increase (decrease) in cash and cash equivalents	614	(84,556)

Cash and cash equivalents at beginning of year	7,415	99,833

Cash and cash equivalents at end of period	$ 8,029	$ 15,277

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$ -	$ -

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

(Stated in US Dollars)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE B – GOING CONCERNS:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $29,174 for the three month period ended March 31, 2013 and, in addition the Company incurred losses of $339,219 and $161,612 for the years ended December 31, 2012 and 2011, respectively. As of March 31, 2013, the Company had an accumulated deficit of $39,615,281 and a working capital deficit of $859,643 These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

As more fully discussed below we have not been profitable, and our revenues for the three-months ended March 31, 2013 were $12,981.  We cannot predict our revenue levels for the next 3 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the next 3 months and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2013 and 2012 were $12,981 and $9,000, respectively.  Revenues were generated from Software License Agreement from our Smartmark™ Software.  Sales for 2013 and 2012 were from one customer.

Cost of Sales

The cost of sales for the three months ended March 31, 2013 and 2012 were $407 and $1,350, respectively.  Costs are the commissions and royalties on our video watermarking license agreement.  The contract for royalties expired in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the three months ending March 31, 2013.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses.  Professional and filing fees decreased due to the non recurring expense with the reverse split of our stock in 2012.

Selling, general and administrative expenses for the three months ended March 31, 2013 decreased by $33,901 to $32,856 from $66,757 for the three months ended March 31, 2012.

Product marketing costs for the three months ended March 31, 2013, decreased to $-0- from $17,743 for the comparable period in 2012.  We incurred decreased costs in 2013 due to management’s decision to concentrate the company’s current customer base.

Professional fees for the three months ended March 31, 2013, decreased to $3,337 from $12,918 for the comparable period in 2012.  We incurred decreased costs in 2013 due to cost associated with the company stock split in 2012.

Salaries and fees for the three  months ended March 31, 2013 and 2012 were $-0-.  No cost were incurred due to management and employee reductions.

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

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for the three-months ended March 31, 2013 was $29,174, compared with a net loss of $98,503 for 2012.

Liquidity and Capital Resources

At March 31, 2013 our cash position was $8,029, a increase of $614 from December 31, 2012.  We had a working capital deficit of $859,643 and an accumulated deficit of $39,615,281 at March 31, 2013.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During the three-months ended March 31, 2013, short term advances were received from officers and directors.

We will require additional financing to fund current operations through fiscal 2013.  We have historically satisfied our capital needs primarily by issuing equity securities and receiving advances from related parties.  We will require an additional $0.75 million to $1.25 million to finance operations through fiscal 2013 and we intend to seek such financing through sales of our equity securities.

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

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  At March 31, 2013, 100% of our bank deposits are maintained in U.S. dollars.

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

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.     Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. These factors continue to be meaningful for your evaluation of our company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks presented in the Form 10-K.

Item 2.

Changes in Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Removed and Reserved.

N/A.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibit(s)

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit Description
31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit Description
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

Dated:  May 17, 2013

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer