Form 10-Q
period 2013-09-30
OCULUS VISIONTECH INC.
filed 2013-11-13
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes   ☐       No ☒

At November 13, 2013, there were 13,572,568 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

OCULUS VISIONTECH INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

(Stated in US Dollars)

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2013	2012

	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$ 5,293	$ 7,415
Accounts receivable	16,500	3,529
Prepaid expenses and other current assets	5,468	494

Total current assets	27,261	11,438

Deferred Tax Assets, net of valuation allowance
of $10,086,000 and $10,060,000, respectively	-	-

Total Assets	$ 27,261	$ 11,438

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 54,794	$ 49,728
Accounts payable and accrued expenses - related parties	298,298	212,833
Notes payable	58,399	58,399
Notes payable - related parties	520,947	520,947

Total current liabilities	932,438	841,907

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 500,000,000 shares,
issued and outstanding 13,572,568	38,755,638	38,755,638
Accumulated deficit	(39,660,815)	(39,586,107)

Stockholders' deficiency	(905,177)	(830,469)

Total Liabilities and Stockholders' Deficiency	$ 27,261	$ 11,438

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Revenue	$ 16,500	$ 12,911	$ 45,981	$ 36,438

Expenses:
Cost of sales	1,635	1,936	3,047	6,225
Research and development	-	20,000	-	45,000
Selling, general and administrative	24,283	32,655	90,233	153,095

Total expenses	25,918	54,591	93,280	204,320
Loss from operations	(9,418)	(41,680)	(47,299)	(167,882)

Other income (expense)
Interest income (expense)	(8,660)	(39,381)	(27,409)	(117,362)

Total other income (expense)	(8,660)	(39,381)	(27,409)	(117,362)

Net loss	$ (18,078)	$ (81,061)	$ (74,708)	($ (285,244)

Net loss per share - basic and diluted	$ (.00)	$ (.01)	$ (.01)	$ (.02)
Weighted-average number of common
shares outstanding - basic and diluted	13,572,568	13,572,568	13,572,568	13,214,444

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

				Total
	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency
Balance at December 31, 2012	13,572,568	$ 38,755,638	$ (39,586,107)	$ (830,469)
Net loss	-	-	(74,708)	(74,708)
Balance at September 30, 2013	13,572,568	$ 38,755,638	$ (39,660,815)	$ (905,177)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Nine months ended September 30,	2013	2012

Cash flows from operating activities:
Net loss	$ (74,708)	$ (285,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	90,353
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,971)	(21,438)
Decrease (increase) in prepaid expenses and other current assets	(4,974)	3,103
Increase (decrease) in accounts payable and accrued expenses	5,066	(4,387)
Increase in accounts payable and accrued expenses
due to related parties	85,465	121,838

Net cash used in operating activities	(2,122)	(95,775)

Net decrease in cash and cash equivalents	(2,122)	(95,775)

Cash and cash equivalents at beginning of year	7,415	99,833

Cash and cash equivalents at end of year	$ 5,293	$ 4,058

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$ 1,000	$ -

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

NOTE B – GOING CONCERNS:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $74,708 for the nine month period ended September 30, 2013 and, in addition the Company incurred losses of $339,219 and $161,612 for the years ended December 31, 2012 and 2011, respectively. As of September 30, 2013, the Company had an accumulated deficit of $39,660,815 and a working capital deficit of $905,177 These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The Company also has certain lawsuits pending which could result in additional liabilities.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

As more fully discussed below we have not been profitable, and our revenues for the nine-months ended September 30, 2013 were $45,981.  We cannot predict our revenue levels for the next 3 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the next 3 months and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2013 and 2012 were $45,981 and $36,438, respectively.  Sales for the three-month period ended September 30, 2013 and 2012 were $16,500 and $12,911, respectively.  Revenues were generated from Software License Agreement from our Smartmark™ Software.  Sales for 2013 and 2012 were from one customer.

Cost of Sales

The cost of sales for the nine months ended September 30, 2013 were $3,047 compared to $6,225 for the comparable period in 2012.  For the three months ended September 30, 2013 were $1,635 compared to $1,936 for the comparable period in 2012.  Costs are the commissions and royalties on our video watermarking license agreement.  Contract for royalties expired in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the nine months ending September 30, 2013.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses.  Product marketing costs decreased due to management’s decision to concentrate the company’s current base.  Professional and filing fees decreased due to the non recurring expense with the reverse split of our stock in 2012.  Administrative expenses have decreased as a result.

Selling, general and administrative expenses for the nine months ended September 30, 2013 decreased by $62,862 to $90,233 from $153,095 for the nine months ended September 30, 2012.

Product marketing costs for the nine months ended September 30, 2013, decreased to $-0- from $30,734 for the comparable period in 2012.  We incurred decreased costs in 2013 due to management’s decision to concentrate the company’s current customer base.

Professional fees for the nine months ended September 30, 2013, decreased to $14,334 from $28,760 for the comparable period in 2012.  We incurred decreased costs in 2013 due to cost associated with the company stock split in 2012.

Salaries and fees for the nine  months ended September 30, 2013 and 2012 were $-0-.  No cost were incurred due to management and employee reductions.

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

Research and Development

Research and development costs for the nine months ended September 30, 2013, decreased to $-0- from $45,000 for the comparable period in 2012.  We incurred decreased costs in 2013 due to management’s decision to concentrate the company’s current customer base.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for the nine-months ended September 30, 2013 was $74,708, compared with a net loss of $285,244 for 2012.

Liquidity and Capital Resources

At September 30, 2013 our cash position was $5,293, a decrease of $2,122 from December 31, 2012.  We had a working capital deficit of $905,177 and an accumulated deficit of $39,660,815 at September 30, 2013.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During the nine-months ended September 30, 2013, short term advances were received from officers, directors, employees and a small group of investors short term loans.

We will require additional financing to fund current operations through fiscal 2013.  We have historically satisfied our capital needs primarily by issuing equity securities and receiving advances from related parties.  We will require an additional $0.25 million to $1.25 million to finance operations through fiscal 2013 and we intend to seek such financing through sales of our equity securities.

Assuming the aforementioned $0.25 million to $1.25 million in financing is obtained, we believe that continuing operations for the longer term will be supported through anticipated licensing revenues and through additional sales of our securities.  We have no binding commitments or arrangements for additional financing, and there is no assurance that we will be able to obtain any additional financing on terms acceptable to us, if at all.

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

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  At September 30, 2013, 99% of our bank deposits are maintained in U.S. dollars.

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

Dated:  November 13, 2013

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer