Form 10-K
period 2013-12-31
OCULUS VISIONTECH INC.
filed 2014-03-20
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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

Documents Incorporated by Reference: NONE

TABLE OF CONTENTS

Part 1

Item 1

Business

4

Item 1A

Risk Factors

7

Item 1B

Unresolved Staff Comments

14

Item 2

Properties

14

Item 3

Legal Proceedings

14

Item 4

Submission of Matters to a Vote of Security Holders

14

Part II

Item 5

Market for Registration’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

14

Item 6

Selected Financial Data

15

Item 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

15

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

18

Item 8

Financial Statements and Supplementary Data

18

Item 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

19

Item 9A

Controls and Procedures

19

Item 9B

Other Information

20

PART III

Item 10

Directors and Executive Officers of the Registrant

20

Item 11

Executive Compensation

22

Item 12

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

23

Item 13

Certain Relationships and Related Transactions

24

Item 14

Principal Accountant Fees and Services

24

PART IV

Item 15

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

24

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

Although we have generated nominal sales for the 2013 year, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

Proprietary Technologies

Our proprietary technologies include our Digital watermarking piracy deterrence technology.

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

Competitive Conditions

AquaMobile, BooXtream, Civolution, Isan, MarkAny, MSI, Technicolor, Verimatrix and other companies large and small are active in the field of digital watermark technologies.  The video streaming market is currently dominated by a small number of larger companies, including Real Networks, Microsoft, Yahoo and several others, some of which offer source-to-destination streaming media solutions.  Most of our current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than us.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

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

During fiscal 2013 and 2012, our research and development expenditures were $25,000 and $45,000, respectively.

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

Employees

As at March 20th, 2014, the company had no employees.  Compensation for current and future work will be conducted on a contract basis.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES; WE EXPECT TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date,

we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses.  For the year ended December 31, 2013 we had a net loss of $93,608.  As of December 31, 2013, we had an accumulated deficit of $39,679,715 and a working capital deficit of $924,077.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so. If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.  Because of factors discussed in this paragraph, our auditors, in their report on our financial statements, have expressed substantial doubt concerning our ability to continue as a going concern.

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO REMAIN IN BUSINESS.

We require substantial working capital to fund our business.  We have had significant operating losses and negative cash flow from operations since inception of our current business and expect to continue to do so for the foreseeable future.  Our capital requirements will depend on several factors, including the rate of market acceptance of our products and services, the ability to establish and expand a client base and the growth and effectiveness of our sales and marketing efforts.  We estimate we will require approximately $.75 Million to $1.00 Million in financing to meet our working capital needs over the remainder of 2014 and substantial additional financing thereafter.  Further, if capital requirements vary materially from those currently planned, we may require additional financing.  We have no arrangements or commitments for any financing.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

The digital watermarking market is currently dominated by a small number of larger companies, including AquaMobile, BooXtream, Civolution, Isan, MarkAny, MSI, Technicolor, Verimatrix and other companies large and small, some of which offer digital watermarking products.  Most of our current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than us.  In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

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

WE DO NOT CURRENTLY HAVE ANY PAYING CUSTOMERS.

Our sales were $87,178 in 2013 and $47,027 in 2012.  One customer accounted for 100% of our revenue for the years ended December 31, 2013 and 2012.  We expect a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.  Our inability to increase the number of our customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

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

Item 1B.

Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

We also lease 800 square feet of office space located in Vancouver, British Columbia, on a month-to-month lease.  The annual base rent is $32,000.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters.

There is a limited public market for our common shares.  Our common shares trade on the TSX Venture Exchange (the “TSX”) under the trading symbol "OVT", and on the NASD OTC Bulletin Board under the symbol "OVTZ".

The following table shows the high and low sales prices (in Canadian dollars) of our common shares as reported by the TSX for the periods indicated (post 15 to 1 reverse split).

	TSX (Symbol “OVT”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2012	0.225	0.120
Second Quarter 2012	0.170	0.060
Third Quarter 2012	0.085	0.050
Fourth Quarter 2012	0.075	0.035
First Quarter 2013	0.140	0.030
Second Quarter 2013	0.065	0.045
Third Quarter 2013	0.010	0.035
Fourth Quarter 2013	0.095	0.040

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2012	0.25	0.01
Second Quarter 2012	0.19	0.01
Third Quarter 2012	0.09	0.01
Fourth Quarter 2012	0.19	0.01
First Quarter 2013	0.15	0.03
Second Quarter 2013	0.11	0.05
Third Quarter 2013	0.10	0.05
Fourth Quarter 2013	0.15	0.04

As of March 20th, 2014 there were 13,572,568 common shares outstanding, held by 1,245 shareholders of record.

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

Item 6.

Selected Financial Data.

The following table presents selected historical financial data.  The consolidated statement of operations data for the years ended December 31, 2013 and 2011 and the balance sheet data as of December 31, 2013 and 2011 are derived from our consolidated financial statements included elsewhere in this report, which have been audited by  KWCO, PC.  The selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	December 31
Item	2013 $	2012 $	2011 $	2010 $	2009 $
Revenue	87,178	47,027	36,000	39,070	48,000
Net loss	(93,608)	(339,219)	(161,612)	(89,175)	(811,004)
Loss per share	(0.01)	(0.03)	(0.01)	(0.01)	(0.07)
Total assets	37,610	11,438	107,418	20,079	52,668
Long-term obligations	--	--	--	--	--
Cash dividends per share	--	--	--	--	--

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

As more fully discussed below we have not been profitable, and our revenues for 2013 were $87,178.  We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the remainder of fiscal 2014 and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

Results of Operations

Revenues

Revenues for the year ended December 31, 2013 ("fiscal 2013") were $87,178 and for the year ended December 31, 2012 ("fiscal 2012”) were $47,027.  All revenues for fiscal 2013 and 2012 were derived from a license agreement for digital watermarking.  We had one customer, which accounted for 100% of the revenue in both years.

Expenses

Total operating expenses for fiscal 2013 were $162,316, compared with $240,199 for fiscal 2012.  For fiscal 2013, cost of sales were $8,411, as compared with $6,620 for fiscal 2012.

Our management and employee agreed to no compensation for fiscal 2013 and 2012.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions and additional potential customers through effort of management.  Professional fees decreased due to the completion of the reverse stock split in fiscal 2012.   Administrative expenses have decreased due to management decision to reduce operating facilities.

During the period ended December 31, 2013 in connection with the settlements of accounts payable, we wrote off accounts payable obligations of $17,456 and recorded a gain of $17,456.

Fiscal 2013 versus fiscal 2012

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™ with a related party.  Research and development expenses decreased to $25,000 for fiscal 2013, from $45,000 for the comparable period in fiscal 2012.

Selling, general and administrative expenses were $128,905 for fiscal 2013, as compared to $188,579 for fiscal 2012. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations.  The primary components of the decreases from fiscal 2013 to fiscal 2012 were:

•

a $30,734 decrease in fiscal 2013 in marketing expenses was due to management’s decision to direct our efforts toward the current customer in additional divisions and additional potential customers through effort of management; and

•

a $14,095 decrease in transfer agent fees due to completion of the reverse stock split in fiscal 2012; and

•

a $4,573 decrease in fiscal 2013 in operational expenses due to management decision to reduce operating facilities.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for fiscal 2013 was $93,608, compared with a net loss of $339,219 for fiscal 2012.

Liquidity and Capital Resources

At December 31, 2013 our cash position was $6,888, a decrease of $527 from December 31, 2012.  We had a working capital deficit of $924,077 and an accumulated deficit of $39,679,715 at December 31, 2013.

Our principal source of cash during fiscal 2013 was sales proceeds of $87,178 and $103,522 from a small group of investors and from members of management. This was offset by $191,227 of cash used in operating activities.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2013, have stated that there is substantial doubt about our ability to continue as a going concern.  As of December 31, 2013, we had $6,888 in cash. We will require an additional $.75 million to $1.00 million to finance operations for the fiscal 2014 and we intend to obtain such financing through sales of our equity securities.  The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $.75 million to $1.00 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities.  Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $1.0 million to $1.5 million for fiscal 2015.  We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2013 we have no off-balance sheet arrangements.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk.

We believe our exposure to overall foreign currency risk is not material.  We do not manage or maintain market risk sensitive instruments for trading or other purposes and we are not exposed to the effects of interest rate fluctuations as we do not carry any long-term debt.

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  At December 31, 2013, 100% of our bank deposits are maintained in U.S. dollars.

Item 8.

Financial Statements and Supplementary Data.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-21 of this Report and are incorporated herein by reference.

OCULUS VISIONTECH, INC

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

OCULUS VISIONTECH INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

F-9 - F-13

K W C O, PC

Certified Public Accountants

1931 East 37th Street, Suite 7	2626 Royal Circle
Odessa, Texas 79762	Kingwood, Texas 77339
(432) 363-0067	(281) 359-7224
Fax (432) 363-0376	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Oculus VisionTech,Inc.

We have audited the accompanying consolidated balance sheets of Oculus VisionTech, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oculus VisionTech, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ KWCO, P.C.

KWCO, P.C.

Houston, Texas

March 5th, 2014

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

Our report to the Board of Directors dated March 5th , 2014, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

/S/ KWCO, P.C.

KWCO, P.C.

Houston, Texas

March 5th , 2014

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31,	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$ 6,888	$ 7,415
Accounts Receivable	24,989	3,529
Prepaid expenses and other current assets	5,733	494
Total current assets	37,610	11,438

Deferred Tax Assets, net of valuation allowance of $10,092,000 and
$10,060,000, respectively	-	-
Total Assets	$ 37,610	$ 11,438

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 34,698	$ 49,728
Accounts payable and accrued expenses – related parties	347,643	212,833
Notes payable, net	58,399	58,399
Notes payable – related parties, net	520,947	520,947
Total current liabilities	961,687	841,907

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock - no par value; authorized 500,000,000
shares, issued and outstanding 13,572,568	38,755,638	38,755,638
Accumulated deficit	(39,679,715)	(39,586,107)
Stockholders' deficiency	(924,077)	(830,469)
Total Liabilities and Stockholders' Deficiency	$ 37,610	$ 11,438

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31,	2013	2012

Revenue	$ 87,178	$ 47,027

Expenses:
Cost of sales	8,411	6,620
Research and development	25,000	45,000
Selling, general and administrative	128,905	188,579
Total expenses	162,316	240,199
Loss from operations	(75,138)	(193,172)

Other income (expense), net:
Interest expense	(35,926)	(147,217)
Gain on settlement of accounts payable	17,456	1,170

	(18,470)	(146,047)

Net loss	$ (93,608)	$ (339,219)

Net loss per share - basic and diluted	$ (.01)	$ (.03)
Weighted-average number of common shares outstanding -
basic and diluted	13,572,568	13,504,808

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE YEAR ENDED DECEMBER 2013 AND 2012

			Shares
	Common Stock		Subscribed	Accumulated	Stockholders'
	Shares	Amount	Amount	Deficit	Deficiency

Balance at January 1, 2012	12,772,568	$ 38,637,690	$ 117,948	$ (39,246,888)	$ (491,250)
Shares Subscribed	800,000	117,948	(117,948)	-	-
Net loss	-	-	-	(339,219)	(339,219)

Balance at December 31, 2012	13,572,568	$ 38,755,638	$ -	$ (39,586,107)	$ (830,469)
Net loss	-	-	-	(93,608)	(93,608)
Balance at December 31, 2013	13,572,568	$ 38,755,638	$ -	$ (39,679,715)	$ (924,077)

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2013	2012
Cash flows from operating activities:
Net loss	$ (93,608)	$ (339,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	108,115
Gain on settlement of accounts payable	(17,456)	(1,170)
Changes in operating assets and liabilities:
Decrease in accounts receivable	(21,460)	(529)
Decrease (increase) in prepaid expenses and other current assets	(5,239)	4,091
Increase (decrease) in accounts payable and accrued expenses	2,426	(13,252)
Increase (decrease) in accounts payable and accrued expenses due to related parties	134,810	149,546
Net cash used in operating activities and net increase in cash and cash equivalents	(527)	(92,418)
Cash and cash equivalents at beginning of year	7,415	99,833
Cash and cash equivalents at end of year	$ 6,888	$ 7,415
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 1,000	$ -
Significant Non Cash Transactions
Common stock and additional paid in capital	$ -	$ 117,947
Shares subscribed	$ -	$ (117,947)

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1. BASIS OF PRESENTATION:	The following financial statements present the financial results of Oculus VisionTech, Inc. formerly USA Video Interactive Corp, and its wholly owned subsidiary USVO Inc. on a consolidated basis

2. BUSINESS:

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions.  At December 31, 2013 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $93,608 and $339,219 for the years ended December 31, 2013 and 2012, respectively.  In addition, the Company has a working capital deficiency of $924,077 and a stockholders’ deficiency of $39,676,715 at December 31, 2013. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

The Company sells its products to customers on an open credit basis.  The Company’s trade accounts receivable are due from such customers and are generally uncollateralized.  Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts.  As of December 31, 2013 and 2012, the Company considered its accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was recorded.  Bad debt expense for the years ended December 31, 2013 and 2012 was zero.

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

The foreign assets and liabilities of the Company are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period.  The aggregate effect of translation adjustments is immaterial at December 31, 2013 and 2012.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants.  As of December 31, 2013 and 2012 there were no potentially issuable common stock.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

4 MAJOR CUSTOMERS:	During the year ended December 31, 2013 and 2012 one customer accounted for 100% of total revenue.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	Prepaid expenses and other current assets consist of the following:
	December 31,	2013	2012
	Taxes Receivable – Canadian GST	$5,733	$494

6. ACCOUNTS	Accounts payable and accrued expenses consist of the following:
PAYABLE AND
ACCRUED	December 31,	2013	2012
EXPENSES	Accounts payable	$ 16,271	$ 31,229
	Accrued professional fees	15,120	14,487
	Accrued payroll and related tax withholdings	3,307	4,012
		$34,698	$49,728

Accounts payable and accrued expenses - related parties consist of accounts payable.

During the years ended December 31, 2013 and 2012 as the result of settlement of accounts payable for less than amounts recorded, we wrote off accounts payable obligations of $17,456 and $1,170 and recorded a gain of $17,456 and $1,170, respectively.

7. NOTES PAYABLE -

On November 30, 2012 the Company received cash in consideration for issuing notes payable of $520,947 from related parties and $58,399 from other individuals.  The notes payable have a stated interest of 6% and are due June 30, 2014.  Interest is accrued and record in accounts payable and accrued expenses.

8. STOCKHOLDERS' EQUITY:

The shareholders approved on December 30, 2011 a resolution to an alteration of the share capital of the Company by way of a reverse stock split by consolidating all of the currently authorized share capital of 500,000,000 common shares without par value, of which 191,596,371 common shares were issued and outstanding, on the basis of a one new share for fifteen old shares, resulting in an authorized share capital of 33,333,333 common shares without par value, of which 12,772,568 common shares were issued and outstanding.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

During the years ended December 31, 2013 and 2012, the Company had no options granted, issued, exercised or outstanding.

10. INCOME TAXES:

As of December 31, 2013 the Company had deferred tax assets resulting primarily from net operating loss carry forwards of approximately $29,680,000, which are available to offset future taxable income, if any, through 2033.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2013	2012
Net operating loss carryforwards	$ 10,092,000	$ 10,060,000
Valuation allowance	(10,092,000)	(10,060,000)
Net deferred tax assets	$ - 0 -	$ - 0 -

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2013	2012
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 - %	- 0 - %

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

11. RELATED PARTIES:

The Company for the years ended December 31, 2013 and 2012 reimbursed a related party $31,292 and $33,634, respectively.  The Company paid a related party $25,000 and $45,000 for research and development for the years ended December 31, 2013 and 2012, respectively

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):	The following table summarizes selected quarterly data for the years ended December 31, 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013:
Revenue	$ 12,981	$ 16,500	$ 16,500	$ 41,197	$ 87,178
Expenses	(42,155)	(43,956)	(34,578)	(60,097)	(180,786)
Net Gain(Loss)	(29,174)	(27,456)	(18,078)	(18,900)	(93,608)

Net gain(loss) per common share
Basic and Diluted	$ (0)	$ (0)	$ (0)	$ (0)	$ (0.03)
2012:
Revenue	$ 9,000	$ 14,527	$ 12,911	$ 10,589	$ 47,027
Expenses	(107,503)	(120,207)	(93,972)	(64,564)	(386,246)
Net Gain(Loss)	(98,503)	(105,680)	(81,061)	(53,975)	(339,219)

Net gain(loss) per common share
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0)	$ (0.01)

13. SUBSEQUENT EVENT:	The Company’s management has evaluated subsequent events through March 5th, 2014, the date the financial statements were issued, and determined that there are no other items that require disclosure.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A

Control and Procedures

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

Name	Age	Position	Period of Service
Anton J. Drescher (1)	57	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Maurice Loverso (1)	53	Director	Since 2003
Rowland Perkins	60	Director, President and Chief Executive Officer	Since 2005
Tom Perovic	61	Director	Since 2011
Ron Wages (1)	51	Director	Since 2011

(1)

Member of the Audit Committee

Anton Drescher, Maurice Loverso, Rowland Perkins, Tom Perovic and Ron Wages were elected as directors of Oculus VisionTech, Inc. at the shareholders meeting held on December 30, 2011.

Executive Officers and Directors of the Company:

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been Chief Financial Officer of Oculus since December 1994.  During the past 5 years, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves as a director and/or officer of the following public companies: International Tower Hill Mines Ltd. (ITH - TSX) since October 1991, Xiana Mining Inc. (XIA – TSX.V) since December 1998; Ravencrest Resources Inc. (RVT – CNSX) since April 2007, Trevali Mining Corp. (TV – TSX) since 2008 and Corvus Gold, Inc. (KOR – TSX) since August 2010.  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

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

Rowland Perkins – President, Chief Executive Officer and Director

Mr. Perkins is currently the President and CEO of Globalworx Inc. a digital data service provider specializing in Computer Cloud Services. Mr. Perkins has over 35 years of business experience and 20 years of experience with public companies. In addition, Mr. Perkins is a director of several publicly traded companies; Corvus Gold Inc. since 2010, Oculus Visiontech Inc. since January 2005, Xiana Mining Inc. since 2011 and Strikepoint Gold Inc. since 2011. Mr. Perkins has a degree in Economics from the University of Manitoba (1972).

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

Ron Wages – Director

Mr. Wages is an innovative and results-driven corporate professional with an impressive 20 year record of success in delivering record profit growth in multiple markets worldwide.  He is the founder and has been Chief Executive Officer of Vagues Solid State Lighting, a manufacturer of LED based lighting, since January 2009  As Chief Executive Officer, he developed the business strategy and full business plan including sales goals, market research, expense budgets and P&L plan.  Previously, he was President and General Manager of MEMScAP Inc./JDS Uniphase, a public company in the semiconductors industry.  He managed the day-to-day operations for sales, marketing, manufacturing, legal and finance.  Mr. Wages has a B.S. in Electrical Engineering from the University of Maryland College Park and an MBA (Honors) from the University of Houston Executive MBA Program.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2013.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

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

Audit Committee

The Audit Committee of the Board of Directors consists of Maurice Loverso, Anton J. Drescher and Ron Wages, who serves as Chairman.  The Board of Directors had determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that Anton J. Drescher is an “audit committee financial expert” as defined by SEC rules.

The Audit Committee meets with our independent auditors at least quarterly to discuss the results of the annual audit or interim periodic reviews and to review the financial statements; appoints the independent auditors to be retained; oversees the independence of the independent accountants; evaluates the independent auditors’ performance; approves fees paid to independent auditors and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met informally by telephone conference four times and signed four consent resolutions during each of fiscal 2013 and 2012.

The Audit Committee is primarily concerned with the effectiveness of our audits by our internal audit staff and by our independent auditors.  Its duties include: (1) recommending the selection of independent auditors; (2) reviewing the scope of the audit to be conducted by them, as well as the results of their audit; (3) reviewing the organization and scope of our internal system of audit and financial controls; (4) appraising our financial reporting activities (including our Proxy Statement and Annual Report) and the accounting standards and principles followed; and (5) examining other reviews relating to compliance by employees with important policies and applicable laws.  The Audit Committee operates under a written Charter adopted by the Board of Directors, a copy of which is attached to this Proxy Statement as Schedule “A”.

Item 11.

Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2013, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$		$	$
Drescher, Anton CFO	2013 2012 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Loverso, Maurice Director	2013 2012 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland CEO	2013 2012 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Pervic, Tom Director	2013 2012 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Wages Ron Director	2013 2012 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

No stock options were granted to the Named Executive Officers during the years ended December 31, 2013 and 2012.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2013 and stock options held at year end.

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

(1)

On December 31, 2013, the average of the high and low bid prices of the common shares on the OTC BB was $0.07.

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

Name	Shares Owned	Percentage of Class
Anton J. Drescher	1,656,459	12.20%
Maurice Loverso	-0-	0.00%
Rowland Perkins	-0-	0.00%
Tom Perovic	95,000	0.69%
Ron Wages	-0-	0.00%
All Executive Officers and Directors as a Group (five persons)	1,751,459	12.89%

Item 13.

Certain Relationships and Related Transactions.

In 2013, we reimbursed for expenses of $31,292 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher and we paid 4C, Inc. $25,000 for research and development, a company owned by Tom Perovic’s  spouse.

As of December 31, 2013, we have accounts and notes payable to related parties of $868,590.

Item 14.

Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by KWCO, P.C. for the audit of our annual financial statements for the years ended December 31, 2013 and 2011.

Year ended December 31	2013	2012
Audit fees	$ 24,000	$ 24,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$ 24,000	$ 24,000

The Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2013 and 2012.

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

Dated: March 20th, 2014

Rowland Perkins

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Rowland Perkins

Chief Executive Officer, Director

March 20th, 2014

-----------------------

Rowland Perkins

/s/ Anton J. Drescher

Chief Financial Officer, (principal

March 20th, 2014

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

March 20th, 2014

-----------------------

Maurice Loverso

/s/ Tom Perovic

Director

March 20th, 2014

-----------------------

Tom Perovic

/s/ Ron Wages

Director

March 20th, 2014

-----------------------

Ron Wages

26