Form 10-Q
period 2014-03-31
OCULUS VISIONTECH INC.
filed 2014-05-12
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

March 31, 2014

(Unaudited)

(Stated in US Dollars)

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2014	2013

	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$ 12,524	$ 6,888
Accounts receivable	16,500	24,989
Prepaid expenses and other current assets	6,172	5,733

Total current assets	35,196	37,610

Deferred Tax Assets, net of valuation allowance
of $10,131,000 and $10,092,000, respectively	-	-

Total Assets	$ 35,196	$ 37,610

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 57,531	$ 34,698
Accounts payable and accrued expenses - related parties	435,501	347,643
Notes payable	58,399	58,399
Notes payable - related parties	520,947	520,947

Total current liabilities	1,072,378	961,687

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 500,000,000 shares,
issued and outstanding 13,572,568	38,755,638	38,755,638
Accumulated deficit	(39,792,820)	(39,679,715)

Stockholders' deficiency	(1,037,182)	(924,077)

Total Liabilities and Stockholders' Deficiency	$ 35,196	$ 37,610

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

Three months ended March 31,	2014	2013
Revenue	$ 16,500	$ 12,981

Expenses:
Cost of sales	1,275	407
Research and development	63,375	-
Selling, general and administrative	56,792	32,856

Total expenses	121,442	33,263
Loss from operations	(104,942)	(20,282)

Other income (expense)
Interest income (expense)	(8,163)	(8,892)

Total other income (expense)	(8,163)	(8,892)

Net loss	$ (113,105)	($ (29,174)

Net loss per share - basic and diluted	$ (.01)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	13,572,568	13,572,568

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

				Total
	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency
Balance at December 31, 2013	13,572,568	$ 38,755,638	$ (39,679,715)	$ (924,077)
Net loss	-	-	(113,105)	(113,105)
Balance at March 31, 2014	13,572,568	$ 38,755,638	$ (39,792,820)	$ (1,037,182)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Three months ended March 31,	2014	2013

Cash flows from operating activities:
Net loss	$ (113,105)	$ (29,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	8,489	(1,971)
Increase in prepaid expenses and other current assets	(439)	(2,522)
Increase (decrease) in accounts payable and accrued expenses	22,833	4,965
Increase in accounts payable and accrued expenses
due to related parties	87,858	29,316

Net cash used in operating activities	5,636	614

Net increase in cash and cash equivalents	5,636	614

Cash and cash equivalents at beginning of year	6,888	7,415

Cash and cash equivalents at end of year	$ 12,524	$ 8,028

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$ -	$ -

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

(Stated in US Dollars)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01(a)(5) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.  For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

NOTE B – GOING CONCERNS:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $113,105 for the three month period ended March 31, 2014 and, in addition the Company incurred losses of $93,608 and $339,219 for the years ended December 31, 2012 and 2011, respectively. As of March 31, 2014, the Company had an accumulated deficit of $39,792,820 and a working capital deficit of $1,037,182. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE C – SUBSEQUENT EVENTS:

At the annual meeting on April 17th, 2014, the shareholders ratified, confirmed, and approved the Stock Option Plan as described in the proxy material.

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

As more fully discussed below we have not been profitable, and our revenues for the three-months ended March 31, 2014 were $16,500.  We cannot predict our revenue levels for the next 3 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the next 3 months and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2014 and 2013 were $16,500 and $12,981, respectively. Revenues were generated from Software License Agreement from our Smartmark™ Software.  Sales for 2014 and 2013 were from one customer.

Cost of Sales

The cost of sales for the three months ended March 31, 2014 were $1,275 compared to $407 for the comparable period in 2013. Costs are the commissions and royalties on our video watermarking license agreement.  Contract for royalties expired in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the three months ending March 31, 2014.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses.  Product marketing costs decreased due to management’s decision to concentrate the company’s current base.  Professional and office expenses increased due to the annual meeting.  Administrative expenses have increased as a result.

Selling, general and administrative expenses for the three months ended March 31, 2014 increased by $23,936 to $56,792 from $32,856 for the three months ended March 31, 2013.

Annual meeting costs for the three months ended March 31, 2014,  increased to $16,433 from $-0- for the comparable period in 2014.  We incurred increased costs in 2014 due to holding the annual meeting.

Professional fees for the three months ended March 31, 2014, increased to $14,937 from $3,337 for the comparable period in 2013.  We incurred increased costs in 2014 due to cost associated with the company annual meeting.

Salaries and fees for the three months ended March 31, 2014 and 2013 were $-0-.  No cost were incurred due to management and employee reductions.

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

Research and Development

Research and development costs for the three months ended March 31, 2014, increased to $63,375 from $-0- for the comparable period in 2014.  We incurred increased costs in 2014 due to management’s decision to expand the digital watermark capabilities.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for the three-months ended March 31, 2014 was $113,105 compared with a net loss of $29,174 for 2013.

Liquidity and Capital Resources

At March 31, 2014 our cash position was $12,524 a increase of $5,636 from December 31, 2013.  We had a working capital deficit of $1,037,182 and an accumulated deficit of $39,792,820 at March 31, 2014.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During the nine-months ended March 31, 2014, short term advances were received from officers, directors, employees and a small group of investors short term loans.

We will require additional financing to fund current operations through fiscal 2014.  We have historically satisfied our capital needs primarily by issuing equity securities and receiving advances from related parties.  We will require an additional $0.25 million to $1.25 million to finance operations through fiscal 2014 and we intend to seek such financing through sales of our equity securities.

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

The Company and the note holders agreed to a seven-month due date extension to December 31, 2014.

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

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  At March 31, 2014, 99% of our bank deposits are maintained in U.S. dollars.

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

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.     Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. These factors continue to be meaningful for your evaluation of our company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks presented in the Form 10-K.

Item 2.

Unregistered Sales of Equities, Securities & Use of Proceeds

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

Dated:  May 12, 2014

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer