Form 10-Q
period 2014-06-30
OCULUS VISIONTECH INC.
filed 2014-08-14
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes   ☐       No ☒

At August 14, 2014, there were 13,572,568 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

OCULUS VISIONTECH INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

(Stated in US Dollars)

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2014	2013

	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$ 4,408	$ 6,888
Accounts receivable	16,500	24,989
Prepaid expenses and other current assets	5,849	5,733

Total current assets	26,757	37,610

Deferred Tax Assets, net of valuation allowance
of $10,150,000 and $10,092,000, respectively	-	-

Total Assets	$ 26,757	$ 37,610

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 46,460	$ 34,698
Accounts payable and accrued expenses - related parties	494,046	347,643
Notes payable, net	58,399	58,399
Notes payable - related parties, net	520,947	520,947

Total current liabilities	1,119,852	961,687

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital -
no par value; authorized 500,000,000 shares,
issued and outstanding 13,572,568	38,755,638	38,755,638
Accumulated deficit	(39,848,733)	(39,679,715)

Stockholders' deficiency	(1,093,095)	(924,077)

Total Liabilities and Stockholders' Deficiency	$ 26,757	$ 37,610

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Revenue	$ 16,500	$ 16,500	$ 33,000	$ 29,481

Expenses:
Cost of sales	1,275	1,005	2,550	1,412
Research and development	37,230	-	100,605	-
Selling, general and administrative	25,611	33,094	82,403	65,950

Total expenses	64,116	34,099	185,558	67,362
Loss from operations	(47,616)	(17,599)	(152,558)	(37,881)

Other income (expense)
Interest income (expense)	(8,297)	(9,857)	(16,460)	(18,749)

	(8,297)	(9,857)	(16,460)	(18,749)

Net loss	$ (55,913)	$ (27,456)	$ (169,018)	$ (56,630)

Net loss per share - basic and diluted	$ (.00)	$ (.00)	$ (.01)	$ (.00)
Weighted-average number of common
shares outstanding - basic and diluted	13,572,568	13,572,568	13,572,568	13,572,568

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency
Balance at December 31, 2013	13,572,568	$ 38,755,638	$ (39,679,715)	$ (924,077)
Net loss	-	-	(169,018)	(169,018)
Balance at June 30, 2014	13,572,568	$ 38,755,638	$ (39,848,733)	$ (1,093,095)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Six months ended June 30,	2014	2013

Cash flows from operating activities:
Net loss	$ (169,018)	$ (56,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,489	(18,471)
Decrease (increase) in prepaid expenses and other current assets	(116)	(4,022)
Increase (decrease) in accounts payable and accrued expenses	11,762	13,607
Increase in accounts payable and accrued expenses
due to related parties	146,403	61,666

Net cash used in operating activities	(2,480)	(3,850)

Net decrease in cash and cash equivalents	(2,480)	(3,850)

Cash and cash equivalents at beginning of year	6,888	7,415

Cash and cash equivalents at end of year	$ 4,408	$ 3,565

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$ 11	$ 1,000

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

NOTE B – GOING CONCERNS:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $169,018 for the six month period ended June 30, 2014 and, in addition the Company incurred losses of $93,608 and $339,219 for the years ended December 31, 2013 and 2012, respectively. As of June 30, 2014, the Company had an accumulated deficit of $39,848,733 and a working capital deficit of $1,093,095. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

As more fully discussed below we have not been profitable, and our revenues for the six-months ended June 30, 2014 were $33,000.  We cannot predict our revenue levels for the next 3 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the next 3 months and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

RESULTS OF OPERATIONS

Sales

Sales for the six-month period ended June 30, 2014 and 2013 were $33,000 and $29,481, respectively.  Sales for the three-month period ended June 30, 2014 and 2013 were $16,500.  Revenues were generated from Software License Agreement from our Smartmark™ Software.  Sales for 2014 and 2013 were from one customer.

Cost of Sales

The cost of sales for the six months ended June 30, 2014 were $2,550 compared to $1,412 for the comparable period in 2013.  For the three months ended June 30, 2014 were $1,275 compared to $1,005 for the comparable period in 2013.  Costs are the commissions and royalties on our video watermarking license agreement.  Contract for royalties expired in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the six months ending June 30, 2014 and decreased in the three months ending June 30, 2014.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses.

Selling, general and administrative expenses for the three months ended June 30, 2014 decreased by $7,483 to $25,611 from $33,094 for the six months ended June 30, 2013.

Administrative service for the three months ending June 30, 2014 decreased to $-0- from $3,900 for the comparable period in 2013.  The reduction in cost was due to management’s decision to provide services previously provided by a contractor.

Professional fees for the three months ended June 30, 2014, decreased to $3,362 from $6,502 for the comparable period in 2013.  We incurred decreased costs in 2013 due to cost associated with the company stock split in 2012.

Selling, general and administrative expenses for the six months ended June 30, 2014 increased by $16,453 to $82,403 from $65,950 for the six months ended June 30, 2013.

Annual meeting costs for the six months ended June 30, 2014, increased to $16,433 from $-0- for comparable period in 2013.  We incurred increased coast in 2014 due to cost associated with the company annual meeting.

Salaries and fees for the six  months ended June 30, 2014 and 2013 were $-0-.  No cost were incurred due to management and employee reductions.

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

Research and Development

Research and development costs for the three months ended June 30, 2014, increased to $37,230 from $-0- for the comparable period in 2013.  We incurred increased costs in 2014 due to management’s decision to expand the digital watermark capabilities.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for the six-months ended June 30, 2014 was $169,018, compared with a net loss of $56,630 for 2013.

Liquidity and Capital Resources

At June 30, 2014 our cash position was $4,408, a decrease of $2,480 from December 31, 2013.  We had a working capital deficit of $1,093,095 and an accumulated deficit of $39,848,733 at June 30, 2014.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.  During the six-months ended June 30, 2014, short term advances were received from officers, directors, employees and a small group of investors short term loans.

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

Assuming the aforementioned $0.2 million to $1.25 million in financing is obtained, we believe that continuing operations for the longer term will be supported through anticipated licensing revenues and through additional sales of our securities.  We have no binding commitments or arrangements for additional financing, and there is no assurance that we will be able to obtain any additional financing on terms acceptable to us, if at all.

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

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  At June 30, 2014, 99% of our bank deposits are maintained in U.S. dollars.

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

Dated:  August 14, 2014

By:  /s/  Anton J. Drescher

--------------------------------

Name: Anton J. Drescher

Title:  Chief Financial Officer