Form 10-K
period 2014-12-31
OCULUS VISIONTECH INC.
filed 2015-04-06
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

Large Accelerated filer

☐

Accelerated Filer

☐

Non-accelerated filer

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No   ☒.

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   $1,357,257

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  13,572,568

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

Although we have generated nominal sales for the 2014 year, we continue to explore opportunities that will result in new products for new revenue streams, but there can be no assurances that such efforts will be successful.

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

Business Environment

The increase of video content distribution over IP, particularly theatrical releases on demand to households or individuals on the road, by utilizing wire-line and/or wireless communication networks is expected to continue to increase over the next several years, bringing expanded use of content security technologies embedded in the content and video transmission packets.  In the interim, content transcoding technologies continue to improve, allowing delivery of higher quality content using existing streaming over IP connectivity.  Digital content piracy is increasing at an exponential rate which enables and emphasizes rapid introduction and implementation of forensic video watermarking technologies.

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

During fiscal 2014 and 2013, our research and development expenditures were $146,985 and $25,000, respectively.

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

Employees

As at March 25th, 2015, the company had no employees.  Compensation for current and future work will be conducted on a contract basis.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES; WE EXPECT TO INCUR LOSSES IN THE FUTURE, AND MAY NEVER ACHIEVE PROFITABILITY.

To date,

we have not been profitable, have not generated significant revenue from operations, and have incurred substantial losses.  For the year ended December 31, 2014 we had a net loss of $260,314.  As of December 31, 2014, we had an accumulated deficit of $39,940,029 and a working capital deficit of $1,184,391.  We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.  As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.  Consequently, we will need to generate significant revenues to achieve and maintain profitability.  We may be unable to do so. If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.  Because of factors discussed in this paragraph, our auditors, in their report on our financial statements, have expressed substantial doubt concerning our ability to continue as a going concern.

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO REMAIN IN BUSINESS.

We require substantial working capital to fund our business.  We have had significant operating losses and negative cash flow from operations since inception of our current business and expect to continue to do so for the foreseeable future.  Our capital requirements will depend on several factors, including the rate of market acceptance of our products and services, the ability to establish and expand a client base and the growth and effectiveness of our sales and marketing efforts.  We estimate we will require approximately $.75 Million to $1.00 Million in financing to meet our working capital needs over the remainder of 2015 and substantial additional financing thereafter.  Further, if capital requirements vary materially from those currently planned, we may require additional financing.  We have no arrangements or commitments for any financing.  Financing may not be available when needed on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to continue in business.

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

WE DO NOT CURRENTLY HAVE ANY PAYING CUSTOMERS.

Our sales were $66,000 in 2014 and $87,178 in 2013.  One customer accounted for 100% of our revenue for the years ended December 31, 2014 and 2013.  Our one customer contract expired at the end of January 2015 and was not renewed.  We expect a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.  Our inability to increase the number of our customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

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

	TSX (Symbol “OVT”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2013	0.140	0.030
Second Quarter 2013	0.065	0.045
Third Quarter 2013	0.010	0.035
Fourth Quarter 2013	0.095	0.040
First Quarter 2014	0.340	0.055
Second Quarter 2014	0.235	0.090
Third Quarter 2014	0.115	0.070
Fourth Quarter 2014	0.145	0.080

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2013	0.15	0.03
Second Quarter 2013	0.11	0.05
Third Quarter 2013	0.10	0.05
Fourth Quarter 2013	0.15	0.04
First Quarter 2014	0.41	0.07
Second Quarter 2014	0.21	0.08
Third Quarter 2014	0.20	0.06
Fourth Quarter 2014	0.15	0.06

As of March 25th, 2015 there were 13,572,568 common shares outstanding, held by 1,245 shareholders of record.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Item 6.

Selected Financial Data.

The following table presents selected historical financial data.  The consolidated statement of operations data for the years ended December 31, 2014 through 2010 and the balance sheet data as of December 31, 2014 through 2010 are derived from our consolidated financial statements included elsewhere in this report, which have been audited by  KWCO, PC.  The selected financial data should be read in conjunction with our consolidated financial statements, including the related notes, and the information in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	December 31
Item	2014 $	2013 $	2012 $	2011 $	2010 $
Revenue	66,000	87,178	47,027	36,000	39,070
Net loss	(260,314)	(93,608)	(339,219)	(161,612)	(89,175)
Loss per share	(0.02)	(0.01)	(0.03)	(0.01)	(0.01)
Total assets	18,765	37,610	11,438	107,418	20,079
Long-term obligations	--	--	--	--	--
Cash dividends per share	--	--	--	--	--

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

As more fully discussed below we have not been profitable, and our revenues for 2014 were $66,000.  We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable.  We will require additional financing, both for the remainder of fiscal 2015 and thereafter, to continue to operate and expand our business.  There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

Results of Operations

Revenues

Revenues for the year ended December 31, 2014 ("fiscal 2014") were $66,000 and for the year ended December 31, 2013 ("fiscal 2013”) were $87,178.  All revenues for fiscal 2014 and 2013 were derived from a license agreement for digital watermarking.  We had one customer, which accounted for 100% of the revenue in both years.

Expenses

Total operating expenses for fiscal 2014 were $293,645, compared with $162,316 for fiscal 2013.  For fiscal 2014, cost of sales were $5,100, as compared with $8,411 for fiscal 2013.

Our management and employee agreed to no compensation for fiscal 2014 and 2013.  Product marketing costs decreased due to management’s decision to direct our efforts toward the current customer in additional divisions and additional potential customers through effort of management.  .   Administrative expenses have decreased due to management decision to reduce operating facilities.

During the period ended December 31, 2013 in connection with the settlements of accounts payable, we wrote off accounts payable obligations of $17,456 and recorded a gain of $17,456.

Fiscal 2014 versus fiscal 2013

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™ with a related party.  Research and development expenses increased to $146,985 for fiscal 2014, from $25,000 for the comparable period in fiscal 2013.

Selling, general and administrative expenses were $141,560 for fiscal 2014, as compared to $128,905 for fiscal 2013. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations.  The primary components of the increases from fiscal 2014 to fiscal 2013 were:

•

a $3,842 increase in fiscal 2014 in professional fees was due to preparation for our stockholder meeting; and

•

a $4,223 increase in filing fees due to increase in OTC Markets for a listing fee; and

•

a $12,991 increase in fiscal 2014 in operational expenses due facilitating our stockholder’s meeting.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future.  Our net loss for fiscal 2014 was $260,314, compared with a net loss of $93,608 for fiscal 2013.

Liquidity and Capital Resources

At December 31, 2014 our cash position was $1,888, a decrease of $5,000 from December 31, 2013.  We had a working capital deficit of $1,184,391 and an accumulated deficit of $39,940,029 at December 31, 2014.

Our principal source of cash during fiscal 2014 was sales proceeds of $66,000 and $127,437 from a small group of investors and from members of management.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2014, have stated that there is substantial doubt about our ability to continue as a going concern.  As of December 31, 2014, we had $1,888 in cash. We will require an additional $.75 million to $1.00 million to finance operations for the fiscal 2015 and we intend to obtain such financing through sales of our equity securities.  The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

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

Off-Balance Sheet Arrangements

As of fiscal 2014 we have no off-balance sheet arrangements.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk.

We believe our exposure to overall foreign currency risk is not material.  We do not manage or maintain market risk sensitive instruments for trading or other purposes and we are not exposed to the effects of interest rate fluctuations as we do not carry any long-term debt.

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars.  Exposure to other currency risks is also not material as international transactions are settled in US dollars.  Any future financing undertaken by us will be denominated in US dollars.  As we increase our marketing efforts, the related expenses will be primarily in US dollars.  At December 31, 2014, 77% of our bank deposits are maintained in U.S. dollars.

Item 8.

Financial Statements and Supplementary Data.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-21 of this Report and are incorporated herein by reference.

OCULUS VISIONTECH, INC

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

OCULUS VISIONTECH INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

F-7

Consolidated Statements of Cash Flows

F-8

Notes to Consolidated Financial Statements

F-9 - F-13

K W C O, PC

Certified Public Accountants

1931 East 37th Street, Suite 7	13714 Leal Dr.
Odessa, Texas 79762	Houston, Texas 77069
(432) 363-0067	(432)363-0067
Fax (432) 363-0376	Fax (432)-363-0376

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Oculus VisionTech,Inc.

We have audited the accompanying consolidated balance sheets of Oculus VisionTech, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oculus VisionTech, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ KWCO, P.C.

KWCO, P.C.

Odessa, Texas

March 31, 2015

K W C O, PC

Certified Public Accountants

1931 East 37th Street, Suite 7	13714 Leal Dr.
Odessa, Texas 79762	Houston, Texas 77069
(432) 363-0067	(432)363-0067
Fax (432) 363-0376	Fax (432)363-0376

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

Our report to the Board of Directors dated March 25th, 2015, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

/S/ KWCO, P.C.

KWCO, P.C.

Odessa, Texas

March 31, 2015

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31,	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$ 1,888	$ 6,888
Accounts Receivable	11,000	24,989
Prepaid expenses and other current assets	5,877	5,733
Total current assets	18,765	37,610

Deferred Tax Assets, net of valuation allowance of $10,092,000 and
$10,060,000, respectively	-	-
Total Assets	$ 18,765	$ 37,610

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$ 66,584	$ 34,698
Accounts payable and accrued expenses – related parties	557,226	347,643
Notes payable, net	58,399	58,399
Notes payable – related parties, net	520,947	520,947
Total current liabilities	1,203,156	961,687

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock - no par value; authorized 500,000,000
shares, issued and outstanding 13,572,568	38,755,638	38,755,638
Accumulated deficit	(39,940,029)	(39,679,715)
Stockholders' deficiency	(1,184,391)	(924,077)
Total Liabilities and Stockholders' Deficiency	$ 18,765	$ 37,610

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31,	2014	2013

Revenue	$ 66,000	$ 87,178

Expenses:
Cost of sales	5,100	8,411
Research and development	146,985	25,000
Selling, general and administrative	141,560	128,905
Total expenses	293,645	162,316
Loss from operations	(227,645)	(75,138)

Other income (expense), net:
Interest expense	(32,669)	(35,926)
Gain on settlement of accounts payable	-	17,456

Total other income (expense)	(32,669)	(18,470)

Net loss	$ (260,314)	$ (93,608)

Net loss per share - basic and diluted	$ (.02)	$ (.01)
Weighted-average number of common shares outstanding -
basic and diluted	13,572,568	13,572,568

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE YEAR ENDED DECEMBER 2014 AND 2013

			Shares
	Common Stock		Subscribed	Accumulated	Stockholders'
	Shares	Amount	Amount	Deficit	Deficiency

Balance at January 1, 2013	13,572,568	$ 38,755,638	-	$ (39,586,107)	$ (830,469)
			-	-	-
Net loss	-	-	-	(93,608)	(93,608)

Balance at December 31, 2013	13,572,568	38,755,638	-	(39,679,715)	(924,077)
Net loss	-	-	-	(260,314)	(260,314)
Balance at December 31, 2014	13,572,568	$ 38,755,638	$ -	$ (39,940,029)	$ (1,184,391)

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2014	2013
Cash flows from operating activities:
Net loss	$ (260,314)	$ (93,608)
Adjustments to reconcile net loss to net cash used in operating activities:

Gain on settlement of accounts payable		(17,456)
Changes in operating assets and liabilities:
Decrease in accounts receivable	13,989	(21,460)
Decrease (increase) in prepaid expenses and other current assets	(144)	(5,239)
Increase (decrease) in accounts payable and accrued expenses	31,886	2,426
Increase (decrease) in accounts payable and accrued expenses due to related parties	209,583	134,810
Net cash used in operating activities and net increase in cash and cash equivalents	(5,000)	(527)
Cash and cash equivalents at beginning of year	6,888	7,415
Cash and cash equivalents at end of year	$ 1,888	$ 6,888
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 11	$ 1,000

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1. BASIS OF PRESENTATION:

The following consolidated financial statements present the financial results of Oculus VisionTech, Inc. formerly USA Video Interactive Corp, and its wholly owned subsidiary USVO Inc. on a consolidated basis.

2. BUSINESS:

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions.  At December 31, 2014 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $260,314 and $93,608 for the years ended December 31, 2014 and 2013, respectively.  In addition, the Company has a working capital deficiency of $1,184,391 and an accumulated deficit of $39,940,029 at December 31, 2014. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

DECEMBER 31, 2014 AND 2013

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

The Company sells its products to customers on an open credit basis.  The Company’s trade accounts receivable are due from such customers and are generally uncollateralized.  Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts.  As of December 31, 2014 and 2013, the Company considered its accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was recorded.  Bad debt expense for the years ended December 31, 2014 and 2013 was zero.

Revenue from hardware product sales is recognized when the product has been shipped and the collection of payment is reasonably assured.  Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances.  Engineering services sales are recognized upon the service having been provided.  The Company had no hardware product sales in 2014 or 2013.

Revenue from software sales is recognized when the product has been delivered. Revenue from multiple element contracts (hardware, software and engineering) is allocated to the various elements based on fair value.  If objective evidence of fair value is not available, revenue from these contracts is deferred until the earlier of when objective evidence of fair value does exist or all elements of the contract have been delivered.  Discounts will be applied to each element on a proportionate basis.  No portion of the revenue will be recognized if the portion of the revenue allocable to delivered elements is subject to forfeiture, refund or other concession.  The Company had no software sales in 2014 or 2013.

Revenue is recognized for digital water marking based on a contracted usage schedule on a monthly billing cycle.  Revenue for digital watermarking software usage totaled $66,000 and $87,178 in 2014 and 2013, respectively.

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

The foreign assets and liabilities of the Company are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period.  The aggregate effect of translation adjustments is immaterial at December 31, 2014 and 2013.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants.  As of December 31, 2014 and 2013 there were no potentially issuable common stock.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

4 MAJOR CUSTOMERS:	During the year ended December 31, 2014 and 2013 one customer accounted for 100% of total revenue.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	Prepaid expenses and other current assets consist of the following:
	December 31,	2014	2013
	Taxes Receivable – Canadian GST	$5,877	$5,733

6. ACCOUNTS	Accounts payable and accrued expenses consist of the following:
PAYABLE AND
ACCRUED	December 31,	2014	2013
EXPENSES	Accounts payable	$ 48,277	$ 16,271
	Accrued professional fees	15,000	15,120
	Accrued payroll and related tax withholdings	3,307	3,307
		$66,584	$34,698

Accounts payable and accrued expenses - related parties consist of accounts payable for research and development, advances and accrued interest on related party debt.

During the years ended December 31, 2014 and 2013 as the result of settlement of accounts payable for less than amounts recorded, we wrote off accounts payable obligations of $-0- and $17,456 and recorded a gain of $-0- and $17,456, respectively.

7. NOTES PAYABLE -

On November 30, 2012 the Company received cash in consideration for issuing notes payable of $520,947 from related parties and $58,399 from other individuals.  The notes payable have a stated interest of 6% and are due June 30, 2015.  Interest is accrued and recorded in accounts payable and accrued expenses.

8. STOCKHOLDERS' EQUITY:	The Company has one class of no par value common stock with 500,000,000 authorized shares and 13,572,568 outstanding on December 31, 2014 and 2013.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

9. STOCK OPTIONS AND STOCK WARRANTS:

The Company has a stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

In April 2014, the Company adopted a new Stock Option Plan (the “2014 Plan”).  The 2014 Plan authorizes the issuance of up to 1,250,000 of the Company's common shares, subject to adjustment under certain circumstances.  The Company is listed on the TSX Venture Exchange ("TSX") and is subject to a limitation on the number of options a company may have. The 2014 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").

During the years ended December 31, 2014 and 2013, the Company had no options or warrants granted, issued, exercised or outstanding.

10. INCOME TAXES:

As of December 31, 2014 the Company had deferred tax assets resulting primarily from net operating loss carry forwards of approximately $29,942,000, which are available to offset future taxable income, if any, through 2034.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2014	2013
Net operating loss carryforwards	$ 10,180,000	$ 10,092,000
Valuation allowance	(10,180,000)	(10,092,000)
Net deferred tax assets	$ - 0 -	$ - 0 -

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2014	2013
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 - %	- 0 - %

As of December 31, 2014, open Federal income tax years subjected to examination, include the tax years ended December 31, 2013 through December 31, 2011.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

11. RELATED PARTIES:

The Company for the years ended December 31, 2014 and 2013 reimbursed a related party $16,830 and $33,634, respectively.  The Company incurred expenses from a related party of $146,985 and $25,000 for research and development for the years ended December 31, 2014 and 2013, respectively

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):	The following table summarizes selected quarterly data for the years ended December 31, 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014:
Revenue	$ 16,500	$ 16,500	$ 16,500	$ 16,500	$ 66,000
Expenses	(129,605)	(72,413)	(51,401)	(72,895)	(326,314)
Net Gain(Loss)	(113,105)	(55,913)	(34,901)	(56,395)	(260,314)

Net gain(loss) per common share
Basic and Diluted	$ (0.01)	$ (0)	$ (0)	$ (0)	$ (0.02)
2013:
Revenue	$ 12,981	$ 16,500	$ 16,500	$ 41,197	$ 87,178
Expenses	(42,155)	(43,956)	(34,578)	(60,097)	(180,786)
Net Gain(Loss)	(29,174)	(27,456)	(18,078)	(18,900)	(93,608)

Net gain(loss) per common share
Basic and Diluted	$ (0)	$ (0)	$ (0)	$ (0)	$ (0.03)

13. SUBSEQUENT EVENT:

As of February 1, 2015 the Company’s sole customer did not renew their contract for usage of the Company’s digital watermarking software.  No estimate of the financial effect of this event on the Company can be made at this time.

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

Name	Age	Position	Period of Service
Anton J. Drescher (1)	58	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Maurice Loverso (1)	54	Director	Since 2003
Rowland Perkins	61	Director, President and Chief Executive Officer	Since 2005
Tom Perovic	62	Director	Since 2011
Ron Wages (1)	52	Director	Since 2011

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2014.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

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

The Audit Committee meets with our independent auditors at least quarterly to discuss the results of the annual audit or interim periodic reviews and to review the financial statements; appoints the independent auditors to be retained; oversees the independence of the independent accountants; evaluates the independent auditors’ performance; approves fees paid to independent auditors and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met informally by telephone conference four times and signed four consent resolutions during each of fiscal 2014 and 2013.

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

Item 11.

Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2014, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$		$	$
Drescher, Anton CFO	2014 2013 2012	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Loverso, Maurice Director	2014 2013 2012	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland CEO	2014 2013 2012	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Pervic, Tom Director	2014 2013 2012	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Wages Ron Director	2014 2013 2012	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

No stock options were granted to the Named Executive Officers during the years ended December 31, 2014 and 2013.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2014 and stock options held at year end.

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

(1)

On December 31, 2014, the average of the high and low bid prices of the common shares on the OTC BB was $0.07.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 25th, 2015, the number of our outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name	Shares Owned	Percentage of Class
Anton J. Drescher	1,656,459	12.20%
Maurice Loverso	-0-	0.00%
Rowland Perkins	-0-	0.00%
Tom Perovic	95,000	0.69%
Ron Wages	-0-	0.00%
All Executive Officers and Directors as a Group (five persons)	1,751,459	12.89%

Item 13.

Certain Relationships and Related Transactions.

In 2014, we reimbursed for expenses of $31,292 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher and we paid 4C, Inc. $89,980 for research and development, a company owned by Tom Perovic’s spouse.

As of December 31, 2014, we have accounts and notes payable to related parties of $868,590.

Item 14.

Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by KWCO, P.C. for the audit of our annual financial statements for the years ended December 31, 2014 and 2013.

Year ended December 31	2014	2013
Audit fees	$ 22,000	$ 21,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$ 22,000	$ 21,000

The Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in fiscal 2014 and 2013.

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

Dated: March 25th, 2015

Rowland Perkins

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Rowland Perkins

Chief Executive Officer, Director

April 6, 2015

-----------------------

Rowland Perkins

/s/ Anton J. Drescher

Chief Financial Officer, (principal

April 6, 2015

-----------------------

financial officer and principal

Anton J. Drescher

accounting officer), Director

/s/ Maurice Loverso

Director

April 6, 2015

-----------------------

Maurice Loverso

/s/ Tom Perovic

Director

April 6, 2015

-----------------------

Tom Perovic

/s/ Ron Wages

Director

April 6, 2015

-----------------------

Ron Wages

26