Form 10-Q
period 2015-06-30
OCULUS VISIONTECH INC.
filed 2015-08-10
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At August 12, 2015, there were 13,572,568 shares of the registrant's common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

OCULUS VISIONTECH INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

(Stated in US Dollars)

F-1

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,781	$1,888
Accounts receivable	-	11,000
Prepaid expenses and other current assets	6,449	5,877

Total current assets	9,230	18,765
Deferred Tax Assets, net of valuation allowance of $10,200,000 and $10,092,000, respectively	-	-

Total Assets	$9,230	$18,765
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$108,844	$66,584
Accounts payable and accrued expenses - related parties	562,881	557,226
Notes payable	58,399	58,399
Notes payable - related parties	520,947	520,947

Total current liabilities	1,251,071	1,203,156

Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 13,572,568	38,755,638	38,755,638
Accumulated deficit	(39,997,479)	(39,940,029)

Stockholders' deficiency	(1,241,841)	(1,184,391)

Total Liabilities and Stockholders' Deficiency	$9,230	$18,765

SEE ACCOMPANYING NOTES

F-2

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenue	$-	$16,500	$5,500	$33,000

Expenses:
Cost of sales	-	1,275	425	2,550
Research and development	6,500	37,230	6,500	100,605
Selling, general and administrative	23,304	25,611	46,405	82,403
Total expenses	29,804	64,116	53,330	185,558
Loss from operations	(29,804)	(47,616)	(47,830)	(152,558)

Other income (expense)
Interest income (expense)	(7,334)	(8,297)	(14,509)	(16,460)
Gain on settlement of accounts payable	4,889	-	4,889	-
	(2,445)	(8,297)	(9,620)	(16,460)

Net loss	$(32,249)	$(55,913)	$(57,450)	$(169,018)

Net loss per share - basic and diluted	$(.00)	$(.00)	$(.00)	$(.01)

Weighted-average number of common shares outstanding - basic and diluted	13,572,568	13,572,568	13,572,568	13,572,568

SEE ACCOMPANYING NOTES

F-3

OCULUS VISIONTECH INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

				Total
	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency
Balance at December 31, 2014	13,572,568	$38,755,638	$(39,940,029)	$(1,184,391)
Net loss	-	-	(57,450)	(57,450)
Balance at June 30, 2015	13,572,568	$38,755,638	$(39,997,479)	$(1,241,841)

SEE ACCOMPANYING NOTES

F-4

OCULUS VISIONTECH INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Six months ended June 30,	2015	2014

Cash flows from operating activities:
Net loss	$(57,450)	$(169,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,000	8,489
Increase in prepaid expenses and other current assets	(572)	(116)
Increase in accounts payable and accrued expenses	42,260	11,762
Increase in accounts payable and accrued expenses due to related parties	5,655	146,403

Net cash used in operating activities	893	(2,480)

Net increase in cash and cash equivalents	893	(2,480)

Cash and cash equivalents at beginning of year	1,888	6,888

Cash and cash equivalents at end of year	$2,781	$4,408

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$-	$11

SEE ACCOMPANYING NOTES

F-5

OCULUS VISIONTECH INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

NOTE B – GOING CONCERNS:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $57,450 for the six month period ended June 30, 2015 and, in addition the Company incurred losses of $260,314 and $93,608 for the years ended December 31, 2014 and 2013, respectively. As of June 30, 2015, the Company had an accumulated deficit of $39,997,479 and a working capital deficit of $1,241,841. These conditions raise doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE C – SUBSEQUENT EVENTS:

None.

F-6

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

As more fully discussed below we have not been profitable, and our revenues for the six-months ended June 30, 2015 were $5,500. We cannot predict our revenue levels for the next 3 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, both for the next 3 months and thereafter, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

RESULTS OF OPERATIONS

Sales

Sales for the six-month period ended June 30, 2015 and 2014 were $5,500 and $33,000, respectively. Sales for the three-month period ended June 30, 2015 and 2014 were $-0- and $16,500. Revenues were generated from Software License Agreement from our Smartmark™ Software. Sales for 2015 and 2014 were from one customer.  As of February 1, 2015 the Company’s sole customer did not renew their contract for usage of the Company’s digital watermarking software.

Cost of Sales

The cost of sales for the six months ended June 30, 2015 were $425 compared to $2,550 for the comparable period in 2014. For the three-months ended June 30, 2015 were $-0- compared to $1,275 for the comparable period in 2014. Costs are the commissions and royalties on our video watermarking license agreement. Contract for royalties expired in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the six months ending June 30, 2015.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses. Product marketing costs decreased due to management’s decision to concentrate the company’s current base. Professional and office expenses increased due to the annual meeting. Administrative expenses have increased as a result.

Selling, general and administrative expenses for the six months ended June 30, 2015 decreased by $35,998 to $46,405 from $82,403 for the six months ended June 30, 2014.

Annual meeting costs for the six months ended June 30, 2015, decreased to $-0- from $18,777 for the comparable period in 2014. We incurred decreased costs in 2015 due to not holding the annual meeting in this period.

Professional fees for the six months ended June 30, 2015, decreased to $7,168 from $18,077 for the comparable period in 2014. We incurred decreased costs in 2015 due to cost associated with the company annual meeting.

Salaries and fees for the six months ended June 30, 2015 and 2014 were $-0-. No costs were incurred due to management and employee reductions.

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

Research and Development

Research and development costs for the six months ended June 30, 2015, decreased to $6,500 from $100,605 for the comparable period in 2014. We incurred decreased costs in 2015 due to management’s decision to market existing digital watermark capabilities.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the six-months ended June 30, 2015 was $57,450 compared with a net loss of $169,018 for 2014.

Liquidity and Capital Resources

At June 30, 2015 our cash position was $2,781, an increase of $893 from December 31, 2014. We had a working capital deficit of $1,241,841 and an accumulated deficit of $39,997,479 at June 30, 2015.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During the six-months ended June 30, 2015, short term advances were received from officers, directors, employees and a small group of investors’ short term loans.

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

The Company and the note holders agreed to an additional six-month extension with a due date of December 31, 2015.

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

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between US and Canadian dollars. Exposure to other currency risks is also not material as international transactions are settled in US dollars. Any future financing undertaken by us will be denominated in US dollars. As we increase our marketing efforts, the related expenses will be primarily in US dollars. At June 30, 2015, 32% of our bank deposits are maintained in U.S. dollars.

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

Item 2.	Unregistered Sales of Equities, Securities & Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

N/A.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 10-Q

Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit Description
101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH INC.

Dated: August 12, 2015	By: /s/ Anton J. Drescher
Name: Anton J. Drescher
Title: Chief Financial Officer

