Form 10-Q
period 2015-09-30
OCULUS VISIONTECH INC.
filed 2015-11-13
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-29651

OCULUS VISIONTECH INC.
(Exact name of registrant as specified in its charter)

Wyoming	06-1576391
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 507 - 837 West Hastings Street, Vancouver, BC, Canada, V6C 3N6
(Address of principal executive offices) (Zip code)

(604) 685-1017
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ‘‘accelerated filer” and “smaller reporting issuer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No ☑

As of November 13, 2015, there were 45,572,568 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,436	$1,888
Accounts receivable	-	11,000
Prepaid expenses and other current assets	6,839	5,877

Total current assets	9,275	18,765
Deferred Tax Assets, net of valuation allowance of $10,228,000 and $10,092,000, respectively	-	-

Total Assets	$9,275	$18,765

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$108,437	$66,584
Accounts payable and accrued expenses - related parties	645,317	557,226
Notes payable	58,399	58,399
Notes payable - related parties	520,947	520,947

Total current liabilities	1,333,100	1,203,156

Commitments and Contingencies
Stockholders’ Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 13,572,568	38,755,638	38,755,638
Accumulated deficit	(40,079,463)	(39,940,029)

Stockholders’ deficiency	(1,323,825)	(1,184,391)

Total Liabilities and Stockholders’ Deficiency	$9,275	$18,765

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenue	$-	$16,500	$5,500	$49,500

Expenses:
Cost of sales	-	1,275	425	3,825
Research and development	48,550	22,270	55,050	122,875
Selling, general and administrative	26,523	19,539	72,928	101,942

Total expenses	75,073	43,084	128,403	228,642
Loss from operations	(75,073)	(26,584)	(122,903)	(179,142)

Other income (expense)
Interest income (expense)	(6,911)	(8,317)	(21,420)	(24,777)
Gain on settlement of accounts payable	-	-	4,889	-
	(6,911)	(8,317)	(16,531)	(24,777)

Net loss	$(81,984)	$(34,901)	$(139,434)	$(203,919)

Net loss per share - basic and diluted	$(.01)	$(.00)	$(.01)	$(.02)
Weighted-average number of common shares outstanding - basic and diluted	13,572,568	13,572,568	13,572,568	13,572,568

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Stated in US Dollars)

(Unaudited)

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficiency
Balance at December 31, 2014	13,572,568	$38,755,638	$(39,940,029)	$(1,184,391)
Net loss	-	-	(139,434)	(139,434)
Balance at September 30, 2015	13,572,568	$38,755,638	$(40,079,463)	$(1,323,825)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Nine months ended September 30,	2015	2014

Cash flows from operating activities:
Net loss	$(139,434)	$(203,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,000	8,489
Increase in prepaid expenses and other current assets	(962)	236
Increase in accounts payable and accrued expenses	41,853	12,306
Increase in accounts payable and accrued expenses due to related parties	88,091	178,454

Net cash provided by (used in) operating activities	548	(4,434)

Net increase in cash and cash equivalents	548	(4,434)

Cash and cash equivalents at beginning of year	1,888	6,888

Cash and cash equivalents at end of year	$2,436	$2,454

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$-	$11

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Stated in US Dollars)

(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual financial statements for Oculus VisionTech Inc. (“Oculus” or the “Company”) most recently completed fiscal year ended December 31, 2014. These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2014, except when disclosed below.

The accompanying consolidated financial statements include the accounts of Oculus and its wholly-owned subsidiary, USVO Inc. All intercompany balances and transactions have been eliminated upon consolidation.

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

2.	GOING CONCERN

The accompanying unaudited condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $139,434 for the nine month period ended September 30, 2015 and, in addition the Company incurred losses of $260,314 and $93,608 for the years ended December 31, 2014 and 2013, respectively. As of September 30, 2015, the Company had an accumulated deficit of $40,079,463 and a working capital deficit of $1,323,825. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

3.	SUBSEQUENT EVENTS

On October 15, 2015, the Company issued 32,000,000 common shares of the Company at the price of CDN$0.07 per share. The common shares were issued by the Company in connection with the closing of a non-brokered private placement for aggregate gross proceeds of CDN$2.24 million (the “Offering”). The proceeds of the Offering are expected to be used by the Company for working capital, Alpha and Beta testing of its digital water marketing technology and Cloud Document Protection System, and the repayment of current liabilities (which totaled approximately US$1.33 million as at September 30, 2015).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND SUPPLEMENTARY DATA

The following discussion should be read in conjunction with our condensed interim financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements under applicable securities laws. You can identify these statements by forward-looking words such as “plan”, “may”, “will”, “expect”, “intend”, “anticipate”, believe”, “estimate” and “continue” or similar words. Forward-looking statements are statements that are not historical facts, and include, but are not limited to, statements regarding the Company’s digital watermarking technology and Cloud Document Protection System (C-DPS),the Company’s expenses related to the Alpha and Beta testing of its digital water marketing technology and Cloud Document Protection System, the anticipated development and commercialization date of its Cloud Document Protection System, the future sources and availability of additional funding, and the effect of funding arrangements on projects and products. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

OVERVIEW OF THE COMPANY

We design and market to business customers streaming video content distribution, and Internet Cloud based digital document protection, based on embedded digital watermarking, as well as video-on-demand (VOD) systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity. The Company’s systems, services and delivery solutions include document, still image and motion video digital watermark solutions and documents, photographs (still image) and video content protection.

Our products and services are based on its media delivery infrastructure and software. We have developed a number of specific products and services. These include MediaSentinel, a process that forensically protects video content that resides on a digital tape, MediaEscort, a process that watermarks streaming, internet-centric digital video content, and C-DPS – Cloud Document Protection System, a digital document’s authentication and tamper-proof protection, a process based on still image and digitally created text watermarking.

As more fully discussed below, we have not been profitable, and our revenues for the nine-months ended September 30, 2015 were $5,500. We cannot predict our revenue levels for the next 3 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

BUSINESS OBJECTIVES:

We have established the following near-term business objectives:

1.	Patent and license new technology developed within the corporate research and development program;

2.	Attain industry recognition for the superior architectural, functional, and business differentiators of our MediaSentinel™ architecture;

3.	Establish industry recognition for architectural, functional and business differentiators on a commercial project with MediaEscort™ architecture; and

4.	Demonstrate proof of concept on selected commercial projects with C-DPS – Cloud Document Protection System and gain industry recognition for the architectural and business differentiators of company’s C-DPS product’s authentication and tamper-proof functionality.

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

Revenue Recognition.  Revenue is recognized for digital water marking based on a contracted usage schedule on a monthly billing cycle. Software revenue and other services are recognized in accordance with the terms of the specific agreement, which is generally upon delivery and when accepted by the customer.  Maintenance, support and service revenue are recognized ratably over the term of the related agreement. In order to recognize revenue, we must not have any continuing obligations and it must also be probable that we will collect the accounts receivable.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2015 and 2014 were $5,500 and $49,500, respectively. Sales for the three-month period ended September 30, 2015 and 2014 were $-0- and $16,500. Revenues were generated from Software License Agreement from our Smartmark™ Software. Sales for 2015 and 2014 were from one customer.  As of February 1, 2015, our sole customer did not renew its contract for usage of our digital watermarking software.

Cost of Sales

The cost of sales for the nine months ended September 30, 2015 were $425 compared to $3,825 for the comparable period in 2014. For the three-months ended September 30, 2015 were $-0- compared to $1,275 for the comparable period in 2014. Costs are the commissions and royalties on our video watermarking license agreement. Contract for royalties expired in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the nine months ending September 30, 2015.  We have a contract for our Smartmark™ Software and delivered acceptable release to start billing and delivered additional server licenses. Product marketing costs decreased due to management’s decision to concentrate the Company’s current base. Professional and office expenses increased due to the annual meeting. Administrative expenses have increased as a result.

Selling, general and administrative expenses for the nine months ended September 30, 2015 decreased by $29,014 to $72,928 from $101,942 for the nine months ended September 30, 2014.

Annual meeting costs for the nine months ended September 30, 2015, decreased to $-0- from $18,777 for the comparable period in 2014. We incurred decreased costs in 2015 due to not holding the annual meeting in this period.

Professional fees for the nine months ended September 30, 2015, decreased to $10,006 from $20,078 for the comparable period in 2014. We incurred decreased costs in 2015 due to cost associated with the company annual meeting.

Salaries and fees for the nine months ended September 30, 2015 and 2014 were $-0-. No costs were incurred due to management and employee reductions.

We have arranged for additional staff and consultants to engage in marketing activities in an effort to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers. Other components of selling, general and administrative expenses did not change significantly.

Research and Development

Research and development costs for the nine months ended September 30, 2015, decreased to $55,050 from $122,875 for the comparable period in 2014. We incurred decreased costs in 2015 due to management’s decision to develop existing digital watermark capabilities into other areas.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the nine-months ended September 30, 2015 was $139,434 compared with a net loss of $203,919 for 2014.

Liquidity and Capital Resources

At September 30, 2015, our cash position was $2,436, an increase of $548 from December 31, 2014. We had a working capital deficit of $1,323,825 and an accumulated deficit of $40,079,463 at September 30, 2015. Subsequent to the closing of the Offering (as discussed below), the payment of certain associated transaction costs and the repayment of outstanding bridge loans, our cash position on October 15, 2015, was CDN$584,420.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During the nine-months ended September 30, 2015, bridge loans in the aggregate amount for CDN$130,947 were received from officers, directors, employees and a small group of investors’ short term loans. Subsequent to September 30, 2015, these bridge loans where repaid with the proceeds of the Offering.

On October 15, 2015, the Company issued 32,000,000 shares of common stock at the price of CDN$0.07 per share. The common shares were issued by the Company in connection with the closing of a non-brokered private placement for aggregate gross proceeds of CDN$2.24 million. The proceeds of the Offering are expected to be used by the Company for working capital, Alpha and Beta testing of its digital water marketing technology and Cloud Document Protection System, and the repayment of current liabilities (which totaled approximately US$1.33 million as at September 30, 2015).

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

RELATED PARTY TRANSACTIONS

In connection with the Offering, the President and Chief Executive Officer of the Company, Rowland Perkins purchased for cash an aggregate of 5,600,000 common shares at a price of CDN$0.07 per share for a net investment cost of US$303,782 (based on the Bank of Canada noon rate of exchange reported on October 15, 2015, which was CDN$1.2904 = US$1.00). Concurrently with the closing of the Offering, the Company paid Mr. Perkins the amount of US$91,867 in connection with the repayment of certain non-interest bearing loans made by Mr. Perkins to the Company. Upon the close of the Offering, Mr. Perkins holds 5,600,000 common shares, which represent 12.3% of our outstanding common shares.

In connection with the Offering, the Chief Financial Officer of the Company, Anton J. Drescher, purchased for cash an aggregate of 6,700,000 common shares at a price of CDN$0.07 per share for a net investment cost of US$363,453 (based on the Bank of Canada noon rate of exchange reported on October 15, 2015, which was CDN$1.2904 = US$1.00). Concurrently with the closing of the Offering, the Company paid to Mr. Drescher the amount of US$434,025, together with accrued interest thereon in the amount of US$95,813, in connection with the repayment of a loan made by Mr. Drescher to the Company pursuant to a loan agreement between Mr. Drescher and the Company dated December 1, 2011. The principal amount of the loan was CDN$450,000, which accrued interest at the rate of 6% per annum. The loan had an initial term of one year from December 1, 2011. As consideration for the loan, the Company issued to Mr. Drescher 600,000 shares of Common Stock on February 6, 2012. Upon the close of the Offering, Mr. Drescher holds 8,704,540 common shares, which represent 19.1% of our outstanding common shares.

In connection with the Offering, Ronald Wages, a director of the Company purchased for cash an aggregate of 200,000 common shares at a price of CDN$0.07 per share for a net investment cost of US$10,849 (based on the Bank of Canada noon rate of exchange reported on October 15, 2015, which was CDN$1.2904 = US$1.00). Upon the close of the Offering, Mr. Wages holds 200,000 common shares, which represent 0.44% of our outstanding common shares.

In connection with the Offering, Tomislav Perovic, a director of the Company purchased for cash (though 4C Inc.) an aggregate of 1,300,000 common shares at a price of CDN$0.07 per share for a net investment cost of US$70,521 (based on the Bank of Canada noon rate of exchange reported on October 15, 2015, which was CDN$1.2904 = US$1.00). Upon the close of the Offering, Mr. Perovic holds beneficial ownership of 1,390,000 common shares, which represent 3.05% of our outstanding common shares.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide information required under this Item.

Item 4.         Controls and Procedures.

We maintain “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the quarterly period ended September 30, 2015, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A.	Risk Factors.

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 6, 2015. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information required by this Item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH INC.

November 13, 2015	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

November 13, 2015	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith