Form 10-K
period 2015-12-31
OCULUS VISIONTECH INC.
filed 2016-03-31
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission file number 0-29651

OCULUS VISIONTECH INC.

(Exact name of registrant as specified in its charter)

WYOMING	6-1576391
(State or Other Jurisidiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

Suite 507, 837 West Hastings Street, Vancouver, British Columbia, Canada	V6C 3N6
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(604) 685-1017

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as at June 30, 2015 was CDN$1,204,667.949 (US$965,782.29), based on a closing price of the common stock on the TSX Venture Exchange of CDN$0.105 on such date.

As of March 29, 2016, the registrant had 45,572,568 shares of its common stock issued and outstanding.

GENERAL

References herein to "we," "us," and "the Company" are to Oculus VisionTech Inc. and our subsidiary.

Forwarding Looking Statements

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements made in this annual report, other than statements of historical fact, including statements addressing operating and financial performance, our products and services, including our digital watermarking technology and Cloud-based document protection system, our technology, our cash needs, including our ability to fund our future capital expenditures and working capital requirements, and our expectations regarding competition and growth in our sector, are forward looking statements. Because they refer to future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue," "up to," and similar terms and phrases. Though we believe that the expectations reflected in these statements are reasonable, they involve certain assumptions, risks and uncertainties. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in "Item 1A. Risk Factors" below in this annual report, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below in this annual report. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this annual report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Exchange Rate for Canadian Dollar

The accounts for Oculus are maintained in U.S. dollars which is the Company's functional currency. All dollar amounts contained herein are expressed in U.S. dollars, except as otherwise indicated. As at March 29, 2016, the exchange rate for Canadian dollars/United States dollars based on the Bank of Canada noon rate was $1.00 (CDN) = $0.7602 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2015 and 2014.

	Years ended December 31,
	2015	2014
At End of Year	0.7225	0.8620
Average	0.7820	0.9054
High	0.8527	0.9422
Low	0.7148	0.8589

PART I

Item 1.	Business.

Overview

Oculus VisionTech Inc. is a Canadian-based development-stage technology company that designs and markets digital marking technology to business customers.

We have also developed a Cloud-based Document Protection System (Cloud-DPS) technology that allows us to offer a Cloud-based Internet service for document tamper-proof protection and authentication that allow us to leverage our digital watermarking technology.

Historically, we have used our digital watermarking technology for streaming video content distribution based on embedded digital watermarking, as well as video-on-demand (VOD) systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity. We developed a number of specific products and services based on these technologies. These include MediaSentinel™ and SmartMarks™, a process that watermarks digital video content; StreamHQ™, a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ™, a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster™; ZMail™, a service that delivers web and rich media content to targeted audiences, and mediaClix™, a service that delivers content similar to Zmail™ but originating from an existing web presence.

We were incorporated on April 18, 1986, as "First Commercial Financial Group Inc." in the Province of Alberta, Canada. In 1989, our name was changed to "Micron Metals Canada Corp.", which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business. In 1995, we changed our name to "USA Video Interactive Corp." and continued out of the Province of Alberta into the State of Wyoming. At a shareholders meeting held on December 30, 2011, a resolution was passed to change our name to "Oculus VisionTech Inc." and to alter our share capital by way of a reverse stock split (share consolidation) on the basis of fifteen old common shares for one new common share. On January 25, 2012, we changed our name to "Oculus VisionTech Inc." and completed the reverse stock split. We have one wholly-owned subsidiary, USVO Inc., a corporation organized under the laws of the State of Connecticut.

Our executive and corporate offices are located at Suite 507, 837 West Hastings Street, Vancouver, British Columbia, Canada, V6C 3N6. Our telephone number is 1-800-321-8564 and our facsimile number is 604-685-5777. Our email address is contact@oculusvisiontech.com and our website is www.oculusvisiontech.com. Our common shares are listed for trading on the TSX Venture Exchange (TSX.V – OVT, OTCQB – OVTZ, FSE – USF1).

2015 Highlights

On November 30, 2015, we commenced alpha testing of our Cloud-DPS, which was an important stage in the development of the Company's digital watermarking technology and an evolution of the Company's existing streaming video content distribution protection system. Subsequent to December 31, 2016, we announced the completion of alpha testing of the Cloud-DPS and the comments of fielding testing of the Cloud-DPS.

On January 28, 2015, we received notice that our sole software license agreement dated November 13, 2006 for customized deployment of our proprietary watermarking technology to one of the industry's major Hollywood studios was to be terminated effective January 31, 2015.

Business Environment and Market Opportunity

We have as recognized that Internet-based, digital document security/protection products are a business opportunity for the Company that allow us to apply our proprietary real-time digital video watermarking technology, which was developed for studios and networks in the entertainment industry, to the digital document security/protection sector. Our Cloud- DPS technology introduces the Company to the online, digital document security/protection industry and possible vertical markets that exist in the sector, including the ability to confirm the authenticity of online documents and photographs distributed through traditional wireline networks or over wireless smart devices.

Our Cloud-DPS secures and protects digital documents (including text documents, photos, blueprints, etc.) from any modification, and/or attempted forgery. It works by imperceptibly watermarking documents, using real-time image processing and watermarking algorithms, embedded into a secured/protected copy of a document. This protected copy is designed to resist any attempts to alter or forge the document by forensically tracking and deterring any attempts to tamper with the document. The watermarking algorithms are able to ascertain whether a document is protected by our DPS technology and if any attempts to modify or tamper with the document occurred. Any such modifications will be flagged, time stamped, and can be spatially highlighted in the document where any tampering occurred. This authentication and verification process ensures the integrity of the original document.

Strategic Plan

Our strategic plan is to use our proprietary digital watermarking technology to offer a Cloud-based Internet service for document tamper-proof protection and authentication. We expect to continue our focus on developing our Cloud-DPS technology and, over time to switch our focus away from video-on-demand (VOD) systems and the associated products and services.

We believe that our Cloud-DPS technology is superior to the products offered by our competitors, which do not rely on a file invariant watermarking system (as opposed to a system that supports different file formats, such as Microsoft Office, Open Office, etc., by employing handlers for each document file format.). In order for a non-file invariant system to be used successfully for a variety of documents, it must be capable of handling and working with all present and future file formats, whereas our DPS solution relies on the PDF (portable document format) document format to create a format invariant watermarking system. PDF document readers are freely available and widely popular. All the incoming documents can be converted into PDF images and protected with an image understanding algorithm, while the PDF document layout is preserved.

Going forward, we plan to licence our Cloud-DPS to select document distributors and allow these distributors to expand their Cloud-based service offerings for end-customers. We expect to differentiate the Cloud-DPS from our competitors on the basis of its core tamper-proof technology and by providing a superior process workflow and mobile user experience for document protection, processing and management for business to business (B2B) and business to consumer (B2C) customers. We also plan to develop our Cloud services and workflows to enable the mass market mobile users access these technologies while processing, storing and sharing their sensitive documents.

Proprietary Technologies

Our previous video-on-demand (VOD) systems, source-to-destination digital media delivery solution were based on our proprietary rich media delivery infrastructure and software and our Store and Forward Video-on-Demand patent. This patent expired in February of 2010. Subsequently, we have elected not a patent our Cloud-DPS technology.

Our proprietary document protection technologies include digital watermarking based document tamper-proofing for all types of documents. The objective is providing document originators and users the confidence that a subject document is authentic and has not been forged.

Our main technology differentiator is content-based document protection, which involves searches for robust, invariant document/image segments. This proprietary document "recognition" technology is a file format invariant watermarking system, and is subsequently fundamentally different from today's document data encrypted schemes, stored in different file formats-containers. The key feature of our DPS technology are:

•	Our DPS technology "personalizes" protected documents, based on their content, thereby creating a format invariant watermarking system. A document, converted into a PDF document is encrypted before delivery, such that it cannot be opened without providing proper credentials. The result is that a document watermarking system can be offered as a cloud-based software service that can:

o	Protect - Accept any incoming document through a web portal, watermark it and return the watermarked document as a PDF document.
o	Authenticate - The "document authenticator" is also a cloud-based software service that can accept the watermarked document and validate the authenticity of the documents.
•	Our DPS technology combines the access control security for electronic documents, forensic grade anti-tampering technology based on the document's content "understanding", and data storage (optional) into a single, unique solution. Because of its cloud-based scalable system architecture, the DPS has a potential to expand and grow into a complete document management, security and storage eco-system, offered in a flexible and cost-effective web service model.

Products and Services

Currently, our principal product is our proprietary digital watermarking document protection technology.

Our Cloud-based web service system architecture enhances already existing storage and collaboration solutions such as Google Drive, DropBox, Box.com and others by adding document tamper-proof protection and workflows such as document sign-offs, authentication, secure distribution and collaboration. We believe that this will allow our DPS technology to be deployed and scaled in wide range of vertical markets such as:

•	Corporate contracts and agreements management
•	Corporate core development documents
o	IP protection
o	real estate contracts management
o	government-related document management and security (health care, law enforcement)
•	Specification document protection for industrial users in the automotive, aerospace, engineering sectors.

Another product under development is a stand-alone, cost-effective document/photo security solution for the personal document management field (B2C segment).

We have been developing a number of specific products and services based on our DPS technology. These include:

•	Legal DPS - A text-based DPS web-service to protect legal/contract documents for business partners
•	Cyber DPS - A stand-alone, generic DPS product, fully accessible by a Desktop/Web/Mobile App (smart devices), and intended for retail/small-office customers and individual users.
•	Photo DPS - An online photo protection system intended for social media industry, and for hybrid documents – mixed text, still images (including medical images), graphs, blue prints etc.
•	Hybrid DPS - A protection/security system for documents with textual, graphical and photo (still images) inputs - segments, making a document page.
•	MS Cyber DPS - A next-generation stand-alone DPS, offering a user friendly end-to-end Cloud-based DPS with a competitive document management system (DMS) for small businesses and individuals, on top of document protection/security service.
•	P2 Biometrics - A photo protection system for social media industry that is intended to include fast online image understanding, features selection and extraction for facial/pattern recognition/detection, capabilities. This product may require a co-development effort with global network providers.

We also plan to launch our own Cloud with the following features:

•	Secure server cluster
•	Digital vault for storing protected documents
•	Online document availability and delivery
•	Off-site backup using a secure archival service
•	Redundancy maintained by the fail-over servers.

Customers and Markets

On January 28, 2015, we received notice that our sole software license agreement dated November 13, 2006 for customized deployment of our proprietary watermarking technology to one of the industry's major Hollywood studios was to be terminated effective January 31, 2015.

We currently have no customers for our products and services. We are taking steps to monetarize our Cloud-DPS technology. These steps include actively seeking licensing initiatives. Our DPS architecture is designed as a web service, which allows for an easy customization to individual customer needs. The main customization effort is reduced by our creation of well synchronized interfaces to a potential customer's infrastructure. This feature will allow us to offer "white label" licensing of our DPS technology.

The principal market for our products and services are businesses requiring digital document protection, authentication and storage. For example, digital watermarking technology may be required by copyright-owning content providers who have concerns about the authenticity and forgery protection of their documents. Potential business users and areas of our products include:

•	Legal Contracts – We plan to offer a secured contract protection services to online legal content distributors, and directly to legal firms from our data center. This will require us to launch our Legal DPS differently, disruptively and globally for the mass market rather than joining the list of local vendors in this segment.
•	Real Estate Contracts – A special case of the above service, real estate is a large and unique market where we can provide streamlined efficient contract signing and sharing service among buyers, sellers, agents and lawyers related to a deal. We believe that many of the cumbersome, manually signed contracts today could become paperless and be signed off from mobile. Real estate title registration in the United Stated by First American Title, Fidelity National Financial and alike are potential customers, because the tamper-proofing protection of their title documents is crucial and including millions of documents a year.
•	Healthcare Records Management System – This vertical market requires secure sharing of patient data among healthcare service providers, the patients, and the healthcare insurers. We expect to develop B2B projects with selected healthcare providers that require secure and standard complying health records management.
•	Government Documents Management – We expect this vertical to be similar to the Healthcare vertical applications in serving citizens, businesses, and vendors.
•	Engineering Specs Protection – Manufacturing and engineering companies are required to store, manage and share their secured files with vendors and developers. We intend to offer secured cloud storage for tamper-proof documents.
•	Financial Institutions have a great deal of account related files, agreements and transaction records that may require tamper-proof protection. We intend to pursue large opportunities in this vertical market and be open to licensing servers in these institutions' data centers.
•	High Security Organizations – Similarly to Financial Institutions, these organizations would require our DPS installed in their data centers. This complicates the update and maintenance of these servers and hence makes this difficult market even less attractive for us. We will monitor opportunities in this vertical market.

Materials and Supplies

We are in the process of migrating from a server-based environment into a Cloud web-based environment. Eventually, we expect to host a digital cloud in our own data center. We plan to assemble our cloud server hardware from components manufactured by others. We will specify, procure, assemble, test and deploy the various system components (servers, routers, solid-state memory blocks) according a set of procedures that we will develop for this. We have started preliminary consultations with companies that supply the major components and materials needed to build and expand our Cloud systems. Cloud components can be programmed and configured to meet a wide variety of different vertical markets requirements. We will procure the materials and hardware to assemble our Cloud from various companies, as needed, and in sufficient quantities to preclude any danger of significant sourcing problems in the immediate future. There are no seasonal limitations on our operations.

We plan to launch the OVT Cloud with main set of features, as follows:

•	Secure server cluster
•	Digital vault for storing protected documents
•	Online document availability and delivery
•	Off-site backup using a secure archival service
•	Redundancy maintained by the fail-over servers

Competition

To successfully launch our products and services and derive revenues from our technology, we face competition from a number of competitors with more established products and services in our sector. Potential competitors include:

1. Digi-Sign, which markets Cloud-based application programming to document creating companies, offering them digital signatures. Their business model is similar to ours. While a potential competitor, we are contemplating offering a product that complements Digi-Sign's technology, otherwise we will have to provide our own document signing and protecting workflows and solutions. The principal differences between the Digi-Sign solution and our solution are that we offer (i) document tamper-proof protection for high-value documents; (ii) simple and fast mobile user experience; (iii) B2C consumer collaborative repository of contracts, signed and sealed, in the Cloud.

2. Altavion/NexStamp, a California based developer of document and human authentication technologies. The company developed Digital Stamping Technology for document authentication filling a void in the standard Digital Signature Technology area. This technology alleviates the burden of proof of forgeries made to documents. The company grows through franchises in various countries.

3. MarkAny from South Korea released in 2001 e-Page SAFER™, the world's first solution designed to prevent document forgery. The solution has improved public administration services and helped move the age of e-government forward in Korea. MarkAny also developed Content SAFER, a digital rights management platform that has contributed to the development of Korea's content industry by creating a secure environment for the distribution of content through the protection of multimedia content copyrights. MarkAny develops a technology for 3D parts protection from copying.

4. ContractWorks.com is the newest member of the SecureDocs, Inc. from California. ContractWorks provides contract management software services from the Cloud that focuses on usability and a simple user interface. They provide secure storage and visible watermarking feature to protect documents. Their pricing is $400 a month for unlimited secure storage of contracts.

Most of our current and potential competitors have longer operating histories in the document protection industry, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than us. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with on-line competitors as the use of the Internet-centric, Cloud-based cyber document security services increases. In addition, cyber document security and cloud document management technologies and the expansion of existing B2B and B2C document protection technologies are expected to result in additional competition.

Research and Development

Our current research and development is focused on the evolution of our digital watermark technology. We redirected our Wavelet development and other image processing methods toward the creation of an adaptive, content-dependent document protection technology that is grounded in similar science as Wavelet compression. Products currently in development include:

•	Photo DPS - An online photo protection system intended for social media industry, and for hybrid documents – mixed text, still images (including medical images), graphs, blue prints etc.
•	Hybrid DPS - A protection/security system for documents with textual, graphical and photo (still images) inputs - segments, making a document page.

•	DM Cyber DPS - A next-generation stand-alone DPS, offering a user friendly end-to-end Cloud-based DPS with a competitive document management system (DMS) for small businesses and individuals, on top of document protection/security service.

Our short-to-mid-term R&D plans include:

•	Android App

In order to use DPS as a stand-alone product, it needs to have a front end interface. For wider acceptance, the front-end application needs to be implemented on smartphone devices. In this release, an app will be created for Android platform, which will be available in the Google Play store.

•	Photo Protection

This release will enhance DPS in a major way by implementing new watermarking algorithm, capable of protecting photos. With this functionality, DPS can start to address wider market such as Healthcare, Social Media etc.

•	Document Dispatch Agent

With the document dispatch framework more document dispatch agents can be created that are capable of routing the protected documents to various destinations, such as:

o	Dropbox
o	Google Drive
•	Oculus ProtectedPrint

We plan to create a stand-alone product that allows user to protect the documents from their own favourite apps by simply printing the document to Oculus Virtual Printer. This product will only be available on Microsoft Windows Desktop platforms.

•	iOS (iPhone App)

We plan to address DPS front end capability as well by supporting the iOS platform and by creating iPhone App. DPS will then be capable of running the front-end apps on Windows Desktop, Android and iOS platform, allowing us to cover all of the major platforms available.

During fiscal 2015 and 2014, our research and development expenditures were $138,431 and $146,985, respectively.

Intellectual Property

Our success is dependent, in part, upon our proprietary technology. We generally rely upon patents, trademarks, and trade secret laws to establish and maintain our proprietary rights in our technology products and services.

On June 19, 2001, United States Patent Application No. 09/884,787, "Method and Apparatus for Digitally Fingerprinting Videos", was officially filed with the U.S. Patent and Trademark Office. This patent is for "MediaSentinel™". This patent expired in February of 2010. At this time, we have elected not a patent our Cloud-DPS technology.

Laws and Regulations

Our operations are or may be subject to various federal, provincial, state and local laws, regulations and recommendations relating to the marketing of products and relationships with data protection, intellectual property protection, the export of technology products to certain countries and privacy protection. Although we believe that we are compliance with all federal, provincial, state and local regulations, the risk of claims and actions against us for breach of the aforesaid laws cannot be eliminated completely. In the event of a breach of these laws, we could be held liable for any damages that result. The amount of such damages could have a materially adverse effect on our results of operations and financial condition.

Employees

We currently have no employees. We engage independent contractors to provide services as necessary. Compensation for current and future work will be conducted on a contract basis.

The loss of the services of any key management employee could have a materially adverse effect on the Company. We do not maintain key man life insurance on the life of its officers. In addition, our future success will depend in part upon its continuing ability to hire, train, motivate and retain key senior management and skilled technical and marketing personnel. Competition for technical personnel in the industry we compete in is intense. Our future success will depend in part on our continued ability to contract, assimilate and retain qualified personnel. To date, we have had limited success in recruiting qualified contractors, but there is no assurance that we will continue to do so in the future. Attracting qualified expertise is contingent on raising sufficient working capital and project advancement.

Oculus' Website

Our website address is www.oculusvisiontech.com. Information found on our website is not incorporated by reference into this annual report. We make available free of charge through our website our Securities and Exchange Commission ("SEC"), filings filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnish it to, the SEC. We will also make available all financial reports filed in accordance with United States generally accepted accounting principles ("US GAAP") on SEDAR through its website www.sedar.com. We invite investors and interested parties to sign up for "Email Alerts" on our website to receive information such as press releases as they become available.

Item 1A.	Risk Factors.

Our business and operations are subject to a number of risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition or operations. If any of the following risks actually occur, our business, financial condition or operations could suffer.

Our limited operating history makes it difficult to evaluate our business and prospects.

We have a very limited operating history in the context of document protection products and services and have yet to develop an extensive record regarding the sale of our products and services. As a result, our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including our ability to:

•	maintain or develop relationships with suppliers and marketing partners;
•	establish a customer base;
•	continue to develop and upgrade our technology, products and services;
•	provide superior customer service;
•	respond to competitive developments; and
•	retain and motivate qualified personnel.
•	In addition, we have and will continue to be subject to the risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties are incorrect or change due to market factors, or if we are unsuccessful in addressing these risks, our business could suffer.

We have incurred substantial losses; we expect to incur losses in the future, and may never achieve profitability.

To date, we have not generated a profit or significant revenue from operations and in fact have incurred substantial losses. For the year ended December 31, 2015 we maintained $131,684 of working capital but sustained a net loss of $386,584 and had an accumulated deficit of $40,326,613.

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

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since the inception of our current business and expect to continue to do so for the foreseeable future. Our capital requirements will depend on several factors, including our ability to establish and expand a client base, to grow our sales and to employ effective marketing efforts. Our capital needs will also be influenced by the rate of market acceptance of our products and services.

We expect that we will require approximately $1,000,000 to $2,500,000 in financing to meet our working capital needs for the remainder of 2016 and further financing thereafter. If our capital requirements vary materially from those currently planned, we may require additional financing. We have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to remain in business.

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

The document protection market is highly competitive, and our failure to compete successfully would limit our ability to retain and increase our market share.

The cyber document security, and its superset, cyber data security are new, rapidly evolving and extremely competitive sectors and we expect that competition will intensify in the future. We compete with other companies that provide all or certain aspects of our services, including other cyber/document protection systems based on document digital watermarking, and others, and expect that additional competition in the future will be provided by those types of providers. Our current market share is insignificant.

The document protection market is currently dominated by a small number of larger companies, including Digi-Sign, Altavion/NexStamp, MarkAny and ContractWorks.com. Most of our competitors have longer operating histories, larger customer bases, stronger brand recognition and significantly greater financial, marketing and other resources than us. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with on-line competitors as the use of the Internet-centric, Cloud-based cyber document security services increases. In addition, cyber document security and cloud document management technologies and the expansion of existing B2B and B2C document protection technologies are expected to result in additional competition.

We may not be able to compete successfully against current and future competitors, and the inability to do so could decrease our revenues, prevent us from achieving profitability and adversely affect our ability to establish, maintain and increase our market share.

The video digital watermarking business is highly competitive, and our failure to compete successfully would limit our ability to retain and increase our market share.

The video digital watermarking market is rapidly evolving and extremely competitive. We expect competition to intensify in the future. We compete with companies that provide all or certain aspects of our services, including other media-streaming providers, content encoders, video production companies, and Internet data-management companies. Our current market share is insignificant.

The video digital watermarking market is currently dominated by a small number of larger companies, including Civolution and Verimatrix. Most of our competitors have longer operating histories, larger customer bases, stronger brand recognition and significantly greater financial, marketing and other resources than us. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. In addition, new technologies and the expansion of existing technologies are expected to result in additional competition.

We may not be able to compete successfully against current and future competitors, and the inability to do so could decrease our revenues, prevent us from achieving profitability and adversely affect our ability to establish, maintain and increase our market share.

We are subject to rapid technological change, which could render our products and services obsolete.

Our future success will depend in part on our ability to offer products and services that incorporate leading technology and address the increasingly sophisticated and varied needs of our current and prospective customers. Our market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. These changes and developments may render our products and technologies obsolete in the future. As a result, our success depends on our ability to adapt to these changes, particularly to develop new products and services, adapt our current products and services or to acquire new products and services that can compete successfully. There can be no assurance that we will be successful in these efforts.

In addition, future advances in technology may not be beneficial to or compatible with our business and we may not be able to incorporate technological advances into our products and services in a cost-effective and timely manner. Keeping pace with technological advances may require substantial expenditures and lead time, particularly with respect to acquiring updated hardware and infrastructure components for our systems. We may require additional financing to fund such purchases. Any such financing may not be available on commercially reasonably terms, if at all, when needed and may result in a loss of earnings and market share.

We are dependent upon vendors and other third party service providers, and will be competing with some of these companies.

We are, and will continue to be dependent on vendors and other providers to supply the hardware, software and co-location resources that comprise our products and services. We have no long-term or exclusive contracts or arrangements with any of these vendors or providers. We cannot be certain that our current and proposed vendors and service providers will continue to do business with us or that we will be able to establish relationships with new vendors and service providers if necessary. If we are unable to establish and maintain satisfactory relationships and arrangements with these third parties, our business could be harmed. In addition, we will be dependent upon our third party vendors and other suppliers to adequately test their products before release, and to provide support for their products after delivery. Failure to do so could have a material adverse effect on our business.

Further, we currently compete with, and expect to compete with in the future, providers of some of our technology or system components. If we are unable to effectively balance our need to cooperate and compete with these companies, our business may be harmed.

Our services are complex and we may not be able to prevent defects that could decrease their market acceptance, result in product liability or harm our reputation.

Our document security, digital water marketing and streaming media products and services are complex, and the steps we take to ensure that they are free of errors or defects, particularly when first introduced or when new versions or enhancements are released, may not be successful. We cannot guarantee that current versions or enhanced versions or our products will be free of significant software defects or bugs. Despite our testing, and testing by our third-party vendors and providers, current or future products may contain serious defects. Serious defects or errors could result in lost revenue or a delay in market acceptance of our products and could seriously harm our business and operating results. Errors in our products may be caused by defects in third-party hardware or software incorporated into our products. If so, we may be unable to fix these defects without the co-operation of these third-party providers. Because these defects may not be as significant to these providers as they are to us, we may not receive the rapid co-operation that we may require. Errors, defects or other performance problems with our products could also harm our customers' businesses or result in potential product liability claims. Even if unsuccessful, a product liability claim brought against us would likely be time-consuming, costly and harmful to our reputation. Nor can there be any assurance that our product liability insurance coverage will be sufficient to satisfy any successful claim.

Any loss of our personnel or inability to acquire new personnel could harm our business.

Our continued operations and future success relies significantly on the continued services and performance of our senior management. The loss of the services of any member of our senior management team could cause significant disruption in our business. We have no long-term employment agreements with senior management, do not currently maintain any "key person" life insurance and have no employees. As such, our future success depends on our ability to retain current senior management and to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, customer service, and sales and marketing personnel. Competition for such personnel is intense, and we may not successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary personnel could impede our future success.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and shareholders could lose confidence in our financial reporting.

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our's operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether the Company is required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the Company's share price. Although the we are not aware of anything that would impact its ability to maintain effective internal controls, we have not obtained an independent audit of the Company's internal controls and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as the Company is required to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having its internal controls audited and in implementing any changes which are required.

We do not currently have any paying customers.

Our sales were $5,500 in 2015 and $66,000 in 2014. One customer accounted for 100% of our revenue for the years ended December 31, 2015 and 2014. The contract with this customer expired at the end of January 2015 and was not renewed. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. The inability to increase the number of customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

Our business may suffer if we cannot protect our intellectual property.

We seek to protect our proprietary rights through a combination of patents, trade secrets, trademark laws, confidentiality procedures and contractual provisions with employees and third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we have proprietary rights over. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm our business and operating results.

Our products may infringe the intellectual property rights of others, causing us to incur significant costs or prevent us from licensing our products.

Other companies, including our competitors, may have or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or license our products. We cannot be certain that our products do not and will not infringe patents or the proprietary rights of others. We may be subject to legal proceedings, including claims of alleged infringement by others of the intellectual property rights of third parties. If a successful claim of infringement is brought against us and we fail to or are unable to license the infringed technology on commercially reasonable terms, our business and operating results could be significantly harmed. Companies in the technology sector are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Although we are not currently subject to any litigation or claims, any future claims, whether or not valid, could result in substantial costs and diversion of resources with no assurance of success. Intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the infringed intellectual property;
•	obtain a license from the rights-holder or owner of the infringed intellectual property, which license may not be available on commercially reasonable terms, or at all; or
•	re-design our products or services.

If we are forced to take any of these actions, our business could be substantially harmed.

Our success depends on the continued growth in demand for e-business applications.

Our primary business strategy involves the development of products and services that enable users to transmit video over the Internet. As a result, our future sales and any future profits will be substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of business by consumers and businesses. To be successful, consumers and businesses that have historically used traditional means of commerce to transact business must continue to accept and utilize the Internet as a medium for conducting business and exchanging information. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support and privacy concerns. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation could cause the Internet to lose its viability as a commercial medium. If the demand for e-business applications does not grow or grows more slowly than expected, demand for our products and services would be reduced and our revenue would suffer.

Government regulation and legal uncertainties could add additional costs and risks to doing business on the Internet.

We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to electronic commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as: user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services.

Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.

The applicability of existing laws to the Internet, property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for our products and services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

Our share price has been and could be highly volatile, which could result in substantial losses to investors.

The trading price of our common shares has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors including variations in quarterly operating results, new products or services offered by us or our competitors, conditions or trends in the Internet and online commerce industries, changes in the economic performance and/or market valuations of other Internet and online service companies, and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations, including large price drops in 2011, 2010, 2009, 2008, 2003, 2002 and 2001, that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common shares, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against affected companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

We have not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of the Company's common shares.

We have never paid cash dividends on its capital stock and does not anticipate paying cash dividends on its capital stock in the foreseeable future. The payment of dividends on the Company's capital stock will depend on its earnings, financial condition and other business and economic factors affecting the Company at such time as the board of directors may consider relevant. If we do not pay dividends, its common shares may be less valuable because a return on your investment will only occur if the common shares price appreciates.

Securities analysts may not initiate coverage or continue to cover the Company's common shares, and this may have a negative impact on its market price.

The trading market for the Company's securities could depend in part on the research and reports that securities analysts publish about Oculus' business and the Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the Company's securities. If securities analysts do not cover the Company, the lack of research coverage may adversely affect the market prices of the Company's common shares. If the Company is covered by securities analysts, and its securities are the subject of an unfavorable report, the prices for the Company's securities would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, the Company could lose visibility in the financial markets, which could cause its share price and/or trading volume to decline.

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

We intend to issue additional equity securities in order to raise working capital. Accordingly, existing shareholders may experience additional dilution of their percentage ownership interest in our company. In addition, the new equity securities may have rights, preferences or privileges senior to those of our existing common shares.

The exercise of options and warrants and other issuances of common shares or securities convertible into or exercisable for common shares will dilute the ownership interests of the Company's current shareholders and may adversely affect the future market price of the Company's common shares.

We may use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of the Company's share price. The exercise of these options and the sale of the underlying common shares and the sale of common shares issued pursuant to stock grants may have an adverse effect upon the price of the Company's common shares.

Limited liability of executive officers and directors may discourage shareholders from bringing a lawsuit against them.

Our bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of their fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder's investment in Oculus may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by Oculus pursuant to the indemnification provisions of the bylaws.

Requirements of the SEC with regard to low-priced "penny stocks" may adversely affect the ability of shareholders to sell their shares in the secondary market.

"Penny stocks" are low-priced, and usually highly speculative, stock selling at less than $5.00 per share. Our securities are subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The rule also requires the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable for the transaction, current quotations for the stock, and, if applicable, the fact that it is the sole market maker in the stock. Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of shareholders to sell their shares in the secondary market.

We do not anticipate paying dividends to shareholders in the foreseeable future.

We have not paid dividends on our common shares and we intend, for the foreseeable future, to invest any earnings in the further development of our business. Accordingly, shareholders should not expect to receive any dividends on their shares.

We may be exposed to adverse currency exchange rate fluctuations, which could harm our financial results and cash flows.

Substantially all of our assets and operations are located and conducted in the United States and Canada. As a result, our primary exposure to movements in foreign currency rates relate to Canadian dollar operating expenses, assets and liabilities. A decline in the Canadian dollar would decrease the U.S. dollar value of our Canadian assets while a rise in the Canadian dollar would increase the U.S. dollar value of Canadian operating expenses and liabilities.

International transactions are settled in U.S. dollars. As a result, weaknesses in foreign currencies could adversely affect demand for our products.

Service outages and disruption of our infrastructure may harm our adversely impact business operations and injure reputation.

We may experience outages or disruptions to our services or infrastructure before, during or after the transition to a cloud platform, including information technology system failures and network disruptions. Such events could interrupt our customers' access to our services, adversely affect their perception of our services' reliability and consequently reduce our revenue.

Security vulnerabilities in our products and services or any breach of our security measures may injure our reputation and disrupt our business.

We intend to host a digital Cloud platform with various features including document storage. While this Cloud service will have security features, Cloud-based content has been, and continues to be, targeted by malicious cyber-attacks. Should our security features be breached as a result of third-party attacks or due any error, negligence, product defect or otherwise, and should such a breach compromise the confidentiality, integrity or availability of our cloud services, the business may suffer and its reputation may be injured. In addition, if an actual or perceived security breach occurs, we may become subject to significant liability through lawsuits or claims and lose future sales and customers and there is no assurance that our product liability insurance coverage will be sufficient to satisfy any successful claims.

Techniques used to defeat online security measures are constantly evolving and may not be discovered until after the secured information has already been compromised. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures.

The financial reporting obligations of being a public company in the United States are expensive and time consuming, and may place significant demands on the Company's management.

The obligations of being a public company in the United States require significant expenditures and place certain demands on our management, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Our management and other personnel devote a substantial amount of time to ensure that the Company complies with all of these requirements. Moreover, despite recent reforms made possible by the Jumpstart Our Business Startups Act, the reporting requirements, rules and regulations increase the Company's legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes that the Company makes to comply with these obligations may not be sufficient to allow it to satisfy its obligations as a public company on a timely basis, or at all.

We also expect these rules and regulations to make it more difficult and more expensive for it to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These factors also could make it more difficult for us to attract and retain qualified persons to serve on its board of directors, particularly to serve on its audit and compensation committees, or as executive officers.

Our failure to manage or adequately address any one or more of these risks could result in our business suffering a material adverse effect.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company's corporate headquarters are located at Suite 507, 837 West Hastings Street, Vancouver, British Columbia and are subject to an office space lease on a month-to-month basis. The monthly base rent is $2,667.

Item 3.	Legal Proceedings.

From time to time the Company may be a defendant or plaintiff in various legal proceedings arising in the normal course of the Company's business. The Company is unaware of any material, active, pending or threatened proceeding against the Company, nor is the Company involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

There is a limited public market for our common shares. Our common shares trade on the TSX Venture Exchange (the "TSX-V") under the trading symbol "OVT", and on the OTCQB under the symbol "OVTZ". Subsequent to December 31, 2015 our shares commenced trading on the Frankfurt Stock Exchange under the symbol "USF1".

The following table shows the high and low closing prices (in Canadian dollars) of our common shares as reported by the TSX for the periods indicated (post 15 to 1 reverse split).

	TSX-V (Symbol "OVT")
Period	High (CDN$)	Low (CDN $)
First Quarter 2014	0.340	0.055
Second Quarter 2014	0.235	0.090
Third Quarter 2014	0.115	0.070
Fourth Quarter 2014	0.145	0.080
First Quarter 2015	0.280	0.090
Second Quarter 2015	0.150	0.100
Third Quarter 2015	0.150	0.090
Fourth Quarter 2015	1.070	0.150

The following table shows the high and low closing prices of our common shares on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTCQXB (Symbol "OVTZ")
Period	High (US $)	Low (US $)
First Quarter 2014	0.41	0.07
Second Quarter 2014	0.21	0.08
Third Quarter 2014	0.20	0.06
Fourth Quarter 2014	0.15	0.06
First Quarter 2015	0.25	0.06
Second Quarter 2015	0.13	0.07
Third Quarter 2015	0.13	0.07
Fourth Quarter 2015	0.80	0.39

Holders

As of March 30th, 2016 there were 45,572,568 common shares outstanding, held by 1,245 shareholders of record. However, beneficial holders of the Company's common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is 1,245, the number of registered holders may not be representative of the number of beneficial owners.

Dividends

The Company has not declared or paid any dividends in the previous two years. The Company currently intends to retain future earnings, if any, for use in its business. The Company does not anticipate paying dividends on the common shares in the foreseeable future. Any determination to pay any future dividends will remain at the discretion of the board of directors of the Company (the “Board of Directors”) and will be made taking into account the Company’s financial condition and other factors deemed relevant by the Board of Directors..

Equity Compensation Plan Information

The Company has a stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

In April 2014, the Company adopted a new Stock Option Plan (the "2014 Plan"). The 2014 Plan authorizes the issuance of up to 1,250,000 of the Company's common shares, subject to adjustment under certain circumstances. The Company is listed on the TSX-V and is subject to a limitation on the number of options a company may have. The 2014 Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended.

During the years ended December 31, 2015 and 2014, the Company had options, warrants and rights granted, issued, exercised or outstanding under any equity compensation plan.

Recent Sales of Unregistered Securities

On October 15, 2015, the Company issued 32,000,000 common shares of the Company at the price of CDN$0.07 per share. The common shares were issued by the Company in connection with the closing of a non-brokered private placement for aggregate gross proceeds of CDN$2.24 million (the "Offering").

In connection with the Offering, the Company issued an aggregate of 450,000 common shares of the Company, for aggregate cash consideration of CDN$31,500 to purchasers who were in the "United States" or "U.S. persons" (as such terms are defined in Regulation S under the Securities Act), in reliance upon Rule 506(b) of Regulation D under the Securities Act ("Regulation D"), solely to "accredited investors", as such term is defined in Rule 501(a) of Regulation D.

In connection with the Offering, the Company issued an aggregate of 31,550,000 common shares of the Company, for aggregate cash consideration of CDN$2,208,500 to purchasers who were outside the United States and not U.S. persons in reliance upon Rule 903 of Regulation S under the Securities Act.

A finder’s fee consisting of a cash payment equal to 8% of the gross proceeds and share purchase warrants equal to 8% of the common shares issued in respect of certain purchasers who were outside the United States and not U.S. persons. Each finder's warrant entitles the holder to purchase one common share of the Company for a period of two years at the price of CDN$0.07 per share. The finder’s warrants were issued in reliance upon Rule 903 of Regulation S under the under the Securities Act.

Issuer Purchases of Equity Securities

During the fourth quarter of 2015, neither Oculus nor any “affiliated purchaser” (as defined in Rule 10b-18) promulgated under the Exchange Act purchased any common shares.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with "''Selected Consolidated Financial Data"'' and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "''Risk Factors"'' and elsewhere in this annual report on Form 10-K.

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

The Company's products and services are based on its media delivery infrastructure and software. It has developed a number of specific products and services. These include MediaSentinel and SmartMarks, a process that watermarks digital video content; StreamHQ, a collection of source-to-destination media delivery services marketed to businesses; EncodeHQ, a service that digitizes and compresses analog-source video; hardware server and encoder system applications under the brand name Hurricane Mediacaster; ZMail, a service that delivers Web and rich media content to targeted audiences, and mediaClix, a service that delivers content similar to Zmail but originating from an existing Web presence.

As more fully discussed below we have not been profitable, and our revenues for 2015 were $5,500. We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, both for the remainder of fiscal 2016 and thereafter, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

We have identified the policies below as critical to our business operations and to the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout management's discussion and analysis of financial condition and results of operations where such policies affect our reported and expected financial results:

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

Accounting for Stock-Based Compensation.  Under ASC Topic 718, Stock Compensation (formerly referred to as SFAS No. 123(R)), the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on estimated forfeiture rate, which is updated based on actual forfeitures as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of the Company's common stock, pre-vesting forfeiture rate and an option's expected life. The financial statements include amounts that are based on the Company's best estimates and judgments.

Commitments and Contingencies.   We account for commitments and contingencies in accordance with ASC Topic 450 Contingencies (formerly referred to as financial accounting standards board Statement No. 5, Accounting for Contingencies). We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Results of Operations

Revenues

Revenues for the year ended December 31, 2015 ("fiscal 2015") were $5,500 and for the year ended December 31, 2014 ("fiscal 2014") were $66,000. All revenues for fiscal 2015 and 2014 were derived from a license agreement for digital watermarking. We had one customer, which accounted for 100% of the revenue in both years.

Expenses

Total operating expenses for fiscal 2015 were $375,518, compared with $293,645 for fiscal 2014. For the year 2015, the cost of sales was $425, as compared with $5,100 for fiscal 2014.

Our management and employee agreed to no compensation for fiscal 2015 and 2014. Product marketing costs decreased due to management's decision to direct our efforts toward the current customer in additional divisions and additional potential customers through effort of management. Administrative expenses have increased due to management decision to offer a private placement and an additional exchange.

During the year ended December 31, 2015 in connection with the settlements of accounts payable, we wrote off accounts payable obligations of $4,889 and recorded a gain of $4,889.

Fiscal 2015 versus fiscal 2014

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™ with a related party.  Research and development expenses increased to $138,431 for fiscal 2015, from $146,985 for the comparable period in fiscal 2014.

Selling, general and administrative expenses were $236,662 for fiscal 2015, as compared to $141,560 for fiscal 2014. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations. The primary components of the increases from fiscal 2015 to fiscal 2014 were:

•	a $56,135 increase in fiscal 2015 in professional fees was due to services performed for the private placement:

•	a $13,173 increase in travel due to increase administrative requirements for private placement and exchange listings; and

•	a $10,608 increase in filing fees due to increase in OTC Markets, TXS and new exchange listing fees.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for fiscal 2015 was $386,584, compared with a net loss of $260,314 for fiscal 2014.

Liquidity and Capital Resources

At December 31, 2015 our cash position was $187,097, an increase of $185,209 from December 31, 2014. We had a working capital of $131,684 and an accumulated deficit of $40,326,613 at December 31, 2015.

Our principal source of cash during fiscal 2015 was sales proceeds of $5,500 and $1,702,659 from a small group of investors and from members of management from a private placement.

We have historically satisfied our capital needs primarily by shareholders' loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2015, have stated that there is substantial doubt about our ability to continue as a going concern. As of December 31, 2015, we had $187,097 in cash. We will require an additional $1 million to $2.5 million to finance operations for the fiscal 2016 and we intend to obtain such financing through sales of our equity securities. The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $1 million to $2.5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities. Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $1.0 million to $2.5 million for fiscal 2016. We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2015 we have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting issuer, the Company is not required to provide the information under this Item.

Item 8.	Financial Statements and Supplementary Data.

The full text of the Company's audited financial statements as of December 31, 2015 and 2014, begins on page F-1 of this annual report on Form 10-K.

OCULUS VISIONTECH, INC

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

F-1

OCULUS VISIONTECH, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

K W C O, PC

Certified Public Accountants

1931 East 37th Street, Suite 7	13714 Leal Dr.
Odessa, Texas 79762	Houston, Texas 77069
(432) 363-0067	(432)363-0067
Fax (432) 363-0376	Fax (432)-363-0376

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Oculus VisionTech, Inc.

We have audited the accompanying consolidated balance sheets of Oculus VisionTech, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oculus VisionTech, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ KWCO, P.C.

KWCO, P.C.
Odessa, Texas

March 30th, 2016

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

Our report to the Board of Directors dated March 30th, 2016, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

/S/ KWCO, P.C.

KWCO, P.C.
Odessa, Texas

March 30th, 2016

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31,	2015	2014

ASSETS

Current Assets:
Cash and cash equivalents	$187,097	$1,888
Accounts Receivable	-	11,000
Prepaid expenses and other current assets	6,338	5,877

Total current assets	193,435	18,765

Deferred Tax Assets, net of valuation allowance of $10,302,000 and $10,181,000, respectively	-	-

Total Assets	$193,435	$18,765

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses	$19,846	$66,584
Accounts payable and accrued expenses - related parties	41,905	557,226
Notes payable, net	-	58,399
Notes payable - related parties, net	-	520,947

Total current liabilities	61,751	1,203,156

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock - no par value; authorized 500,000,000 shares, issued and outstanding 45,572,568 and 13,572,568, respectively	40,458,297	38,755,638
Accumulated deficit	(40,326,613)	(39,940,029)

Stockholders' equity (deficiency)	131,684	(1,184,391)
Total Liabilities and Stockholders' Equity (Deficiency)	$193,435	$18,765

See Notes to Consolidated Financial Statements

OCULUS VISION TECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,	2015	2014

Revenue	$5,500	$66,000

Expenses:
Cost of sales	425	5,100
Research and development	138,431	146,985
Selling, general and administrative	236,662	141,560

Total expenses	375,518	293,645
Loss from operations	(370,018)	(227,645)

Other income (expense), net:
Interest expense	(21,455)	(32,669)
Gain on settlement of accounts payable	4,889	.

	(16,566)	(32,669)
Net loss	$(386,584)	$(260,314)

Net loss per share - basic and diluted	$(.02)	$(.02)
Weighted-average number of common shares outstanding - basic and diluted	20,304,808	13,572,568

See Notes to Consolidated Financial Statements

OCULUS VISION TECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Stockholders'
	Common Stock		Accumulated	Equity
	Shares	Amount	Deficit	(Deficiency)

Balance at January 1, 2014	13,572,568	38,755,638	(39,679,715)	(924,077)
Net loss			(260,314)	(260,314)
	-	-

Balance at December 31, 2014	13,572,568	38,755,638	(39,940,029)	(1,184,391)
Sale of common stock, net of $25,341 of issuance cost	32,000,000	1,702,659		1,702,659
Net loss	-	-	(386,584)	(386,584)

Balance at December 31, 2015	45,572,568	$40,458,297	$(40,326,613)	$131,684

See Notes to Consolidated Financial Statements

OCULUS VISION TECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2015	2014

Cash flows from operating activities:
Net loss	$(386,584)	$(260,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of accounts payable	(4,889)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	11,000	13,989
Decrease (increase) in prepaid expenses and other current assets	(461)	(144)
Increase (decrease) in accounts payable and accrued expenses	(41,849)	27,513
Increase (decrease) in accounts payable and accrued expenses due to related parties	(515,321)	213,956
Net cash used in operating activities	(938,104)	(5,000)

Cash flows from financing activities
Proceeds from the sale of common stock and warrants	1,728,000	-
Commission on sale of common stock	(25,341)	-
Notes payable, net payments	(58,399)	-
Notes payable - related parties, net payments	(520,947)	-
Net cash from financing activities	1,123,313	-

Net increase in cash and cash equivalents	185,209	(5,000)

Cash and cash equivalents at beginning of year	1,888	6,888
Cash and cash equivalents at end of year	$187,097	$1,888

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$127,768	$11

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

1.	BASIS OF PRESENTATION:	The following consolidated financial statements present the financial results of Oculus VisionTech, Inc., and its wholly owned subsidiary USVO Inc. on a consolidated basis.

2.	BUSINESS:	Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions. At December 31, 2015 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

3.	SUMMARY OF Significant Accounting Policies:	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $386,584 and $260,314 for the years ended December 31, 2015 and 2014, respectively. In addition, the Company has a working capital of $131,684 and an accumulated deficit of $40,326,613 at December 31, 2015. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

3.	SUMMARY OF Significant Accounting Policies: (continued)	The Company sells its products to customers on an open credit basis. The Company’s trade accounts receivable are due from such customers and are generally uncollateralized. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts. As of December 31, 2015 and 2014, the Company considered its accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was recorded. Bad debt expense for the years ended December 31, 2015 and 2014 was zero.

Revenue from hardware product sales is recognized when the product has been shipped and the collection of payment is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering services sales are recognized upon the service having been provided. The Company had no hardware product sales in 2015 or 2014.

Revenue from software sales is recognized when the product has been delivered. Revenue from multiple element contracts (hardware, software and engineering) is allocated to the various elements based on fair value. If objective evidence of fair value is not available, revenue from these contracts is deferred until the earlier of when objective evidence of fair value does exist or all elements of the contract have been delivered. Discounts will be applied to each element on a proportionate basis. No portion of the revenue will be recognized if the portion of the revenue allocable to delivered elements is subject to forfeiture, refund or other concession. The Company had no software sales in 2015 or 2014.

Revenue is recognized for digital water marking based on a contracted usage schedule on a monthly billing cycle. Revenue for digital watermarking software usage totaled $5,500 and $66,000 in 2015 and 2014, respectively.

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

The foreign assets and liabilities of the Company are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at December 31, 2015 and 2014.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. As of December 31, 2015 and 2014 there were no potentially issuable common stock.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

4	major customers:	During the year ended December 31, 2015 and 2014 one customer accounted for 100% of total revenue. January 2015 was the final sale to the one customer.

5.	PREPAID EXPENSES and other current assets:	Prepaid expenses and other current assets consist of the following:
December 31,	2015	2014
Taxes Receivable – Canadian GST	$6,338	$5,877

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES	Accounts payable and accrued expenses consist of the following:
December 31,	2015	2014
Accounts payable	$4,539	$48,277
Accrued professional fees	12,000	15,000
Accrued payroll and related tax withholdings	3,307	3,307
	$19,846	$66,584

Accounts payable and accrued expenses - related parties consist of accounts payable for research and development, advances and accrued interest on related party debt.

During the year ended December 31, 2015 as the result of settlement of accounts payable for less than amounts recorded, we wrote off accounts payable obligations of $4,889 and recorded a gain of $4,889.

7.	Notes PAYABLE -

On November 30, 2012 the Company received cash in consideration for issuing notes payable of $520,947 from related parties and $58,399 from other individuals. The notes payable have a stated interest of 6% and are due December 31, 2015. Interest is accrued and recorded in accounts payable and accrued expenses. Notes were paid on October 15, 2015, including $127,768 of accrued interest.

8.	STOCKHOLDERS' EQUITY:	The Company has one class of no par value common stock with 500,000,000 authorized shares and 42,572,568 outstanding on December 31, 2015.

On October 15, 2015, the company issued 14,405,000 shares to investors at $0.054 per share.

On October 15, 2015, the company issued 464,000 warrants to brokerage firm to purchase an additional share of common stock at $0.07 (CDN) per share until October 15, 2017.

On October 15, 2015, the company issued 17,595,000 shares to employees and related parties at $0.054 per share.

The Company paid $25,341 ($32,480 CND) and issued common stock purchase warrants, exercisable at $0.07 (CDN) to an entity that facilitated the sale of 5,800,000 common shares.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

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

During the years ended December 31, 2015 and 2014, the Company had no options granted, issued, exercised or outstanding.

The following table summarizes information about warrants outstanding at December 31, 2015.

Year ended December 31,	2015
	Number of	Range of
	Warrants	Exercise Price
Outstanding at beginning of year	-	N/A
Issued	464,000	$0.07 (CND)
Exercised	-	N/A
Expired	-	N/A
Outstanding at end of year	464,000	$0.07 (CND)

Warrants issued in October 2015 have a contractual life of two years from date of issuance.

10.	income taxes:	As of December 31, 2015 the Company had deferred tax assets resulting primarily from net operating loss carry forwards of approximately $30,328,000, which are available to offset future taxable income, if any, through 2034. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2015		2014
Net operating loss carryforwards		$10,312,000		$10,180,000
Valuation allowance		(10,312,000)		(10,180,000)
Net deferred tax assets	$	- 0 -	$	- 0 -

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

10.	income taxes: (continued)

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2015	2014
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 -%	- 0 -%

As of December 31, 2015, open Federal income tax years subjected to examination, include the tax years ended December 31, 2014 through December 31, 2012.

11.	Related Parties:

The Company for the years ended December 31, 2015 and 2014 reimbursed a related party $29,846 and $16,830, respectively. The Company incurred expenses from a related party of $129,360 and $146,985 for research and development for the years ended December 31, 2015 and 2014, respectively

12.	Quarterly Financial Information (Unaudited):	The following table summarizes selected quarterly data for the years ended December 31, 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2015:
Revenue	$5,500	$-0-	$-0-	$-0-	$5,500

Expenses	(30,701)	(32,249)	(81,984)	(247,150)	(392,084)
Net Gain(Loss)	(25,201)	(32,249)	(81,984)	(247,150)	(386,584)

Net gain(loss) per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)	$(0.02)

2014:
Revenue	$16,500	$16,500	$16,500	$16,500	$66,000

Expenses	(129,605)	(72,413)	(51,401)	(72,895)	(326,314)
Net Gain(Loss)	(113,105)	(55,913)	(34,901)	(56,395)	(260,314)

Net gain(loss) per common share
Basic and Diluted	$(0.01)	$(0)	$(0)	$(0)	$(0.02)

13.	SUBSEQUENT EVENT:	None.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Control and Procedures.

Evolution of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to reasonably ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) ("Disclosure Controls") will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, because of the identification of multiple and significant control deficiencies that, in aggregate, constitute material weaknesses in our internal control described below, the Company concluded that as of December 31, 2015, our disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

'The material weaknesses in our internal controls related to a lack of segregation of duties due to inadequate staffing within our accounting department and upper management, the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring controls and inadequate disclosure controls.

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

Because of the inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting for the quarterly period or fiscal year ended December 31, 2014 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer of the Company.

Name	Age	Position	Period of Service
Anton J. Drescher (1)	59	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Maurice Loverso (1)	55	Director	Since 2003
Rowland Perkins	62	Director, President and Chief Executive Officer	Since 2005
Tomislav (Tom) Perovic	63	Director	Since 2011
Ronald Wages (1)	53	Director	Since 2011

(1)	Member of the Audit Committee

Anton Drescher, Maurice Loverso, Rowland Perkins, Tom Perovic and Ronald Wages were elected as directors of Oculus at the annual general shareholders meeting held on April 17, 2014.

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

Tomislav (Tom) Perovic – Director

Mr. Perovic has over 30 years of experience in high technology management and research and development. He has occupied top development and executive positions in various industries including automotive (vision based real-time driver assistance applications), electronics (embedded hardware, imaging/video processing-based products), and software (real-time streaming content - movie watermarking products for the entertainment industry, machine vision 2D signal processing algorithms, IP based video communications). In addition, Mr. Perovic has worked in several specialized sectors including on PCB production/development equipment, professional video (TV broadcasting), Internet imaging, security video surveillance, contract manufacturing, material handling/logistics and production/distribution. He has been General Manager of Magna International Inc. since 2006, where he is responsible for Magna’s post-takeover restructuring, P/L, development strategies, operational team building and leadership.

Ronald Wages – Director

Mr. Wages is an innovative and results-driven corporate professional with an impressive 20 year record of success in delivering record profit growth in multiple markets worldwide. He is the founder and has been Chief Executive Officer of Vagues Solid State Lighting, a manufacturer of LED based lighting, since January 2009 As Chief Executive Officer, he developed Vagues' business strategy and full business plan including sales goals, market research, expense budgets and P&L plan. Previously, he was the President and General Manager of MEMScAP Inc./JDS Uniphase, a public company in the semiconductors industry. He managed the day-to-day operations for sales, marketing, manufacturing, legal and finance. Mr. Wages has a B.S. in Electrical Engineering from the University of Maryland College Park and an MBA (Honors) from the University of Houston Executive MBA Program.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of the Company’s officers or directors has, during the last ten years, been involved in any legal proceedings described in Item 401(f) of Regulation S-K.

Board of Directors

The Board of Directors consists of five members. Directors serve for terms of one year or until their successors are duly elected or appointed.

Director Independence

The Board of Directors has determined that a majority of the board consists of members that are "independent" as that term is defined under rules of the NASDAQ Stock Market LLC. The independent directors are Messrs. Loverso, Wages and Perovic.

Committees of the Board of Directors

The Company has established an Audit Committee of the Board of Directors.

We do not have a separately standing Compensation Committee and as of December 31, 2015, the Board of Directors has not set any compensation or participated in any deliberations concerning executive officer compensation.

Audit Committee

The Audit Committee of the Board of Directors consists of Maurice Loverso, Anton Drescher and Ronald Wages, who serves as Chairman. The Audit Committee is responsible for recommending the firm to be appointed as auditors to audit financial statements and to perform services related to the audit; reviewing the scope and results of the audit with the auditors; reviewing with management and the auditors the Company's annual operating results; and considering the adequacy of the internal accounting procedures and the effect of such procedures on the auditors' independence. Messrs. Loverso and Wages are "independent" members of the Audit Committee of the Company, as defined under rules of the NASDAQ Stock Market LLC. Mr. Drescher, the Chief Financial Officer and Secretary of the Company is not "independent". A copy of the audit committee charter is available on the Company's website at www.oculusvisiontech.com.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Drescher is an audit committee financial expert as defined by Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares. We are required to disclose in this annual report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2015.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted a Code of Ethics applicable to directors, officers, employees and consultants of the Company. A copy of the Code of Ethics is posted on our website at www.oculusvisiotech.com. The Company intends to disclose any changes in or waivers from its Code of Ethics by posting such information on its website or by filing a Form 8-K. A copy of the Code of Ethics will also be provided free of charge upon request to: Secretary, Oculus VisionTech Inc. at Suite 507, 837 West Hastings Street, Vancouver, British Columbia, Canada, V6C 3N6.

Item 11.	Executive Compensation.

No compensation has been awarded to, earned by, or paid to the Company's Chief Executive Officer (CEO) or to other persons serving as executive officers as of December 31, 2015, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

No stock options were granted to the Named Executive Officers during the years ended December 31, 2015 and 2014.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2015 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values

			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In- the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Drescher, Anton	-0-	-0-	0 / 0	N/A	/ $0
Loverso, Maurice	-0-	-0-	0 / 0	N/A	/ $0
Perkins, Rowland	-0-	-0-	0 / 0	N/A	/ $0
Pervic, Tom	-0-	-0-	0 / 0	N/A	/ $0
Wages, Ron	-0-	-0-	0 / 0	N/A	/ $0

(1)	On December 31, 2015, the average of the high and low bid prices of the common shares on the OTCQB was $0.07.

Compensation of Directors

We do not pay director’s fees or other cash compensation for services rendered as such. Where appropriate, we reimburse our directors for expenses incurred in connection with attending board meetings.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may in the future receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Employment Agreements and Change in Control Provisions

We do not have an employment contract with Mr. Perkins and the other Named Executive Officer. We have no obligation to provide any compensation to Mr. Perkins or any other Named Executive Officer in the event of his resignation, retirement or termination, or a change in control of our company, or a change in any Named Executive Officers' responsibilities following a change in control.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 25, 2015, the number of our outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name of Beneficial Owner	Shares Owned	Percentage of Class
Named Executive Officers and Oirectors
Anton J. Drescher	8,704,540	19.10%
Maurice Loverso	-0-	0.00%
Rowland Perkins	5,600,000	12.29
Tom Perovic	1,300,000	2.85%
Ron Wages	200,000	0.44%
All Executive Officers and Directors as a Group (five persons)	15,804,540	34.68%

5% or Greater Stock Holders	Shares Owned	Percentage of Class
Arness Cordick	3,000,000	6.58%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In 2015 and 2014, we reimbursed for expenses of $29,846 and $16,830, respectively, to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher and we paid 4C, Inc. $129,360 $146,985, respectively, for research and development, a company owned by Tom Perovic's spouse.

As of December 31, 2015 and 2014, we have accounts and notes payable to related parties of $41,905 and $1,078,173, respectively.

In connection with October 15, 2015 issuance by the Company of 32,000,000 common shares of the Company at the price of CDN$0.07 per share (the "Offering"), Rowland Perkins purchased for cash an aggregate of 5,600,000 common shares at a price of CDN$0.07 per share for a net investment cost of US$303,782 (based on the Bank of Canada noon rate of exchange reported on October 15, 2015, which was CDN$1.2904 = US$1.00). Concurrently with the closing of the Offering, the Company paid Mr. Perkins the amount of US$91,867 in connection with the repayment of certain non-interest bearing loans made by Mr. Perkins to the Company. Upon the close of the Offering, Mr. Perkins holds 5,600,000 common shares, which represent 12.3% of our outstanding common shares.

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

Item 14.	Principle Accounting Fees and Services

Audit and Non-Audit Fees

The shareholders of the Company have appointed KWCO, P.C. as the Company's independent auditors for the fiscal years ended December 31, 2015 and 2014. The following table shows the fees recorded by the Company for the audit and other services provided KWCO, P.C. for 2015 and 2014:

	Years ended December 31
	2015	2014
Audit fees	$18,182	$22,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$18,182	$22,000

Audit Fees

Audit fees consist of fees recorded for professional services rendered for the audit of the Company's financial statements and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees recorded by the Company for the 2015 and 2014 audit were approximately $18.182 and $22,000, respectively.

Audit-Related Fees

Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not under "Audit Fees." There were no audit- related fees in 2014 and 2013.

Tax Fees

The Company does not engage its principal accountant to assist with the preparation or review of the Company's annual tax filings.

Engagement of the Independent Auditor

The Audit Committee is responsible for approving every engagement of KWCO, P.C. to perform audit or non-audit services for the Company before KWCO, P.C. is engaged to provide those services. Under applicable laws, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors' independence. Applicable laws specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee's responsibility for administration of the engagement of the independent auditors.

Consistent with the applicable laws, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to the Company. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements

(b) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable.

(c) Index to Exhibits

The following exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Amendment (Wyoming) filed January 26, 2012 (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed with the SEC on May 14, 2012).
3.2	Articles of Continuance (Wyoming) filed February 16, 1995 (incorporated herein by reference to Exhibit 99.2 to Form 8-K filed with the SEC on May 14, 2012).
3.3	Articles of Amendment (Alberta) filed January 3, 1995 (incorporated herein by reference to Exhibit 3.2 to Form 10-12G filed with the SEC on February 22, 2000).
3.4	Articles of Amendment (Alberta) filed June 28, 1993 (incorporated herein by reference to Exhibit 3.3 to Form 10-12G filed with the SEC on February 22, 2000).
3.5	Articles of Amendment (Alberta) filed April 6, 1992 (incorporated herein by reference to Exhibit 3.4 to Form 10-12G filed with the SEC on February 22, 2000).
3.6	Articles of Amendment (Alberta) filed September 1, 1989 (incorporated herein by reference to Exhibit 3.5 to Form 10-12G filed with the SEC on February 22, 2000).
3.7	Articles of Incorporation (Alberta) filed April 18, 1986 (incorporated herein by reference to Exhibit 3.6 to Form 10-12G filed with the SEC on February 22, 2000).
3.8	Bylaws (incorporated herein by reference to Exhibit 3.7 to Form 10-12G filed with the SEC on February 22, 2000).
10.1*	Stock Option Plan adopted April 17, 2014
14.1*	Code of Ethics
21.1	Subsidiaries of the Registrant as of December 31, 2015:

Name	Jurisdiction of Incorporation
USVO, Inc.	Connecticut

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	Taxonomy Extension Schema Document
101.CAL**	Taxonomy Extension Calculation Linkbase Document
101.DEF**	Taxonomy Extension Definition Linkbase Document
101.LAB**	Taxonomy Extension Label Linkbase Document
101.PRE**	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH INC.

March 30, 2016	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

March 30, 2016	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2016	By:	/s/ Rowland Perkins
Rowland Perkins
President, Chief Executive Officer and Director
(principal executive officer)

March 30, 2016	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer, Secretary and Director
(principal financial officer and principal accounting officer)

March 30, 2016	By:	/s/ Maurice Loverso
Maurice Loverso
Director

March 30, 2016	By:	/s/ Tomislav Perovic
Tomislav Perovic
Director

March 30, 2016	By:	/s/ Ronald Wages
Ronald Wages
Director

