Form 10-Q
period 2016-03-31
OCULUS VISIONTECH INC.
filed 2016-05-16
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes    ☐      No ☑

As of May 16, 2016, there were 45,572,568 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$93,410	$187,097
Prepaid expenses and other current assets	7,627	6,338
Total current assets	101,037	193,435

Deferred Tax Assets, net of valuation allowance of $10,333,000 and $10,303,000, respectively	-	-
Total Assets	$101,037	$193,435

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$40,776	$19,846
Accounts payable and accrued expenses - related parties	20,340	41,905
Total current liabilities	61,116	61,751

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 45,572,568	40,458,297	40,458,297
Accumulated deficit	(40,418,376)	(40,326,613)
Stockholders' equity	39,921	131,684
Total Liabilities and Stockholders' Equity	$101,037	$193,435

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2016	2015
Revenue	$-	$5,500

Expenses:
Cost of sales	-	425
Research and development	55,075	-
Selling, general and administrative	36,688	23,101
Total expenses	91,763	23,526
Loss from operations	(91,763)	(18,026)

Other income (expense)
Interest income (expense)	-	(7,175)
	-	(7,175)
Net loss	$(91,763)	$(25,201)
Net loss per share - basic and diluted	$(.00)	$(.00)
Weighted-average number of common shares outstanding - basic and diluted	45,572,568	13,572,568

SEE ACCOMPANYING NOTES

4

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

 (Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity

Balance at December 31, 2015	45,572,568	$40,458,297	$(40,326,613)	$131,684
Net loss			(91,763)	(91,763)

Balance at March 31, 2016	45,572,568	$40,458,297	$(40,418,376)	$39,921

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

Three months ended March 31,	2016	2015
(Unaudited)
Cash flows from operating activities:
Net loss	$(91,763)	$(25,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	11,000
Decrease (increase) in prepaid expenses and other current assets	(1,289)	(261)
Increase (decrease) in accounts payable and accrued expenses	20,930	9,698
Increase (decrease) in accounts payable and accrued expenses due to related parties	(21,565)	5,945

Net cash used in operating activities	(93,687)	1,181
Net increase in cash and cash equivalents	(93,687)	1,181
Cash and cash equivalents at beginning of year	187,097	1,888
Cash and cash equivalents at end of year	$93,410	$3,069
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Stated in US Dollars)

(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual financial statements for Oculus VisionTech Inc. (“Oculus” or the “Company”) most recently completed fiscal year ended December 31, 2015. These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2015, except when disclosed below.

The accompanying consolidated financial statements include the accounts of Oculus and its wholly-owned subsidiary, USVO Inc. All intercompany balances and transactions have been eliminated upon consolidation.

In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

2.	GOING CONCERN

The accompanying unaudited condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $91,763 for the three month period ended March 31, 2016 and, in addition the Company incurred losses of $386,584 and $260,314 for the years ended December 31, 2015 and 2014, respectively. As of March 31, 2016, the Company had an accumulated deficit of $40,418,376 and a working capital of $39,921. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

3.	SUBSEQUENT EVENTS

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND SUPPLEMENTARY DATA

The following discussion should be read in conjunction with our condensed interim financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements under applicable securities laws. You can identify these statements by forward-looking words such as “plan”, “may”, “will”, “expect”, “intend”, “anticipate”, believe”, “estimate” and “continue” or similar words. Forward-looking statements are statements that are not historical facts, and include, but are not limited to, statements regarding the Company’s digital watermarking technology and Cloud Document Protection System (C-DPS), the Company’s expenses related to the Alpha and Beta testing of its digital water marketing technology and Cloud Document Protection System, the anticipated development and commercialization date of its Cloud Document Protection System, the future sources and availability of additional funding, and the effect of funding arrangements on projects and products. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

OVERVIEW OF THE COMPANY

We have recognized that Internet-based, digital document security/protection products are a business opportunity for the Company that allow us to apply our proprietary real-time digital video watermarking technology, which was developed for studios and networks in the entertainment industry, to the digital document security/protection sector. Our Cloud- DPS technology introduces the Company to the online, digital document security/protection industry and possible vertical markets that exist in the sector, including the ability to confirm the authenticity of online documents and photographs distributed through traditional wireline networks or over wireless smart devices.

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

As more fully discussed below, we have not been profitable. On January 28, 2015, we received notice that our sole software license agreement dated November 13, 2006 for customized deployment of our proprietary watermarking technology to one of the industry's major Hollywood studios was to be terminated effective January 31, 2015.

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

RESULTS OF OPERATIONS

Sales

Sales for the three month period ended March 31, 2016 and 2015 were $-0- and $5,500, respectively. Revenues were generated from Software License Agreement from our Smartmark™ Software. Sales for 2015 were from one customer.  As of February 1, 2015, our sole customer did not renew its contract for usage of our digital watermarking software.

Cost of Sales

The cost of sales for the three months ended March 31, 2016 were $-0- compared to $425 for the comparable period in 2015. Costs are the commissions and royalties on our video watermarking license agreement. Contract for royalties expired in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the three months ending March 31, 2016.  We continue to develop and market C-DPS – Cloud Document Protection System. Professional fees increased due to management’s decision to review and update corporate requirements and procedures. Administrative expenses have increased as a result.

Selling, general and administrative expenses for the three months ended March 31, 2016 increased by $13,587 to $36,688 from $23,101 for the three months ended March 31, 2015.

Website costs for the three months ended March 31, 2016, increased to $2,360 from $-0- for the comparable period in 2015. We incurred increased costs in 2016 due to management’s decision to update the company’s website.

Professional fees for the three months ended March 31, 2016, increased to $21,253 from $5,168 for the comparable period in 2015. We incurred increased costs in 2016 due to management’s decision to review and update corporate requirements and procedures.

Salaries and fees for the three months ended March 31, 2016 and 2015 were $-0-. No costs were incurred due to management and employee reductions.

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

Research and Development

Research and development costs for the three months ended March 31, 2016, increased to $55,075 from $-0- for the comparable period in 2015. We incurred increased costs in 2016 due to management’s decision to develop C-DPS – Cloud Document Protection System.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended March 31, 2016 was $91,760 compared with a net loss of $25,201 for 2015.

Liquidity and Capital Resources

At March 31, 2016, our cash position was $93,410, a decrease of $93,687 from December 31, 2015. We had a working capital of $39,921 and an accumulated deficit of $40,418,376 at March 31, 2016.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During the three months ended March 31, 2016, no securities or loans were required.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

RELATED PARTY TRANSACTIONS

The Company for the three months ended March 31, 2016 and 2015 reimbursed a related party $4,340 and $4,229, respectively. The Company incurred expenses from a related party of $55,075 and $-0- for research and development for the three months ended March 31, 2016 and 2015, respectively.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the quarterly period ended March 31, 2016, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 31, 2016. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

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

OCULUS VISIONTECH INC.

May 16, 2016	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

May 16, 2016	By:	/s/ Anton J. Drescher
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