Form 10-K
period 2016-12-31
OCULUS VISIONTECH INC.
filed 2017-03-31
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Large Accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒.

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $4,623,487

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 45,572,568

Documents Incorporated by Reference: NONE

24

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

Exchange Rate for Canadian Dollar

The accounts for Oculus are maintained in Canadian dollars which is the Company's functional currency. All dollar amounts contained herein are expressed in U.S. dollars, except as otherwise indicated. As at March 31, 2017, the exchange rate for Canadian dollars/United States dollars based on the Bank of Canada noon rate was $1.00 (CDN) = $0.7481 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2016 and 2015.

	Years ended December 31,
	2016	2015
At End of Year	0.7448	0.7225
Average	0.7555	0.7820
High	0.7972	0.8527
Low	0.6854	0.7148

PART I

Item1.      Business

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

2016 Highlights

February 9, 2016 – Completed Alpha testing of our Cloud-based Document Protection System (“Cloud DPS”) and commenced field trials.

February 17, 2016 - Commenced development of photo DPS product utilizing our proprietary DPS technology including invisible watermark algorithm.

February 25, 2016 – The Company’s shares commenced trading on the Frankfurt Stock Exchange under the trading symbol “USFI”, security code ‘AIJTAH’.

October 24, 2016 – Completed field testing and related software stress tests on our proprietary Cloud DPS.

November 3, 2016 – We made available our Cloud DPS 1.0 product for purchase and trial at our Company’s website www.oculusvisiontech.com, utilizing Amazon Web Services (“AWS”) cloud infrastructure.

November 22, 2016 – We developed a document viewer which allows for the tracking of documents from transmission by the sender to receipt and review by the recipient.

December 6, 2016 – We released DPS 2.0 Beta with upgrades featuring a seamless streaming process for data transfer and incorporation of our document viewer.

Business Environment and Market Opportunity

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

Strategic Plan

Our strategic plan is to use our proprietary digital watermarking technology to offer a Cloud-based Internet service for document tamper-proof protection and authentication. We expect to continue our focus on developing our Cloud-DPS technology and, overtime to switch our focus away from video-on-demand (VOD) systems and the associated products and services.

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

Going forward, we plan to licence our Cloud-based Document Protection Services (Cloud-DPS) to select document distributors and allow these distributors to expand their Cloud-based service offerings for end-customers. We expect to differentiate the Cloud-DPS from our competitors on the basis of its core tamper-proof technology and by providing a superior process workflow and mobile user experience for document protection, processing and management for business to business (B2B) and business to consumer (B2C) customers. We also plan to develop our Cloud services and workflows to enable the mass market mobile users access these technologies while processing, storing and sharing their sensitive documents.

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

●

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
●

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

Our Cloud-based web service system architecture enhances already existing storage and collaboration solutions such as Google Drive, DropBox, Box.com and others by adding document tamper-proof protection and workflows such as document sign-offs, authentication, secure distribution and collaboration. We believe that this will allow our DPS technology to be deployed and scaled in wide range of vertical markets such as:

●	Corporate contracts and agreements management
●	Corporate core development documents
o	IP protection
o	real estate contracts management
o	government-related document management and security (health care, law enforcement)
●	Specification document protection for industrial users in the automotive, aerospace, engineering companies.

Another product under development is a stand-alone, cost-effective document/photo security solution for the personal document management field (B2C segment).

We have been developing a number of specific products and services based on our DPS technology. These include:

●	Legal DPS - A text-based DPS web-service to protect legal/contract documents for business partners
●	Cyber DPS - A stand-alone, generic DPS product, fully accessible by a Desktop/Web/Mobile App (smart devices), and intended for retail/small-office customers and individual users.
●	Photo DPS - An online photo protection system intended for social media industry, and for hybrid documents – mixed text, still images (including medical images), graphs, blue prints etc.
●	Hybrid DPS - A protection/security system for documents with textual, graphical and photo (still images) inputs - segments, making a document page.
●

MS Cyber DPS - A next-generation stand-alone DPS, offering a user friendly end-to-end Cloud-based DPS with a competitive document management system (DMS) for small businesses and individuals, on top of document protection/security service.

●

P2 Biometrics - A photo protection system for social media industry that is intended to include fast online image understanding, features selection and extraction for facial/pattern recognition/detection, capabilities. This product may require a co-development effort with global network providers.

We also plan to launch our own Cloud with the following features:

●	Secure server cluster
●	Digital vault for storing protected documents
●	Online document availability and delivery
●	Off-site backup using a secure archival service
●	Redundancy maintained by the fail-over servers.

Customers and Markets

On January 28, 2015, we received notice that our sole software license agreement dated November 13, 2006 for customized deployment of our proprietary watermarking technology to one of the industry's major Hollywood studios was to be terminated effective January 31, 2015.

We currently have no customers for our products and services. We are taking steps to monetize our Cloud-DPS technology. These steps include actively seeking licensing initiatives. Our DPS architecture is designed as a web service, which allows for an easy customization to individual customer needs. The main customization effort is reduced by our creation of well synchronized interfaces to a potential customer's infrastructure. This feature will allow us to offer "white label" licensing of our DPS technology.

The principal market for our products services are businesses requiring digital documents protection, authentication and storage. For example, digital watermarking technology may be required by copyright-owning content providers who have concerns about the authenticity and forgery protection of their documents. Potential business users and areas of our products include:

●

Legal Contracts – We plan to offer a secured contract protection services to online legal content distributors, and directly to legal firms from our data center. This will require us to launch our Legal DPS differently, disruptively and globally for the mass market rather than joining the list of local vendors in this segment.

●

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

●

Healthcare Records Management System – This vertical market requires secure sharing of patient data among healthcare service providers, the patients, and the healthcare insurers. We expect to develop B2B projects with selected healthcare providers that require secure and standard complying health records management.

●	Government Documents Management – We expect this vertical to be similar to the Healthcare vertical applications in serving citizens, businesses, and vendors.
●

Engineering Specs Protection – Manufacturing and engineering companies are required to store, manage and share their secured files with vendors and developers. We intend to offer secured cloud storage for tamper-proof documents.

●

Financial Institutions have a great deal of account related files, agreements and transaction records that may require tamper-proof protection. We intend to pursue large opportunities in this vertical market and be open to licensing servers in these institutions' data centers.

●

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

We plan to launch the OVT Cloud with main set of features, as follows:

●	Secure server cluster
●	Digital vault for storing protected documents
●	Online document availability and delivery
●	Off-site backup using a secure archival service
●	Redundancy maintained by the fail-over servers

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

Research and Development

Our current research and development is focused on the evolution of our digital watermark technology. We redirected our Wavelet development and other image processing methods toward the creation of an adaptive, content-dependent document protection technology that is grounded in similar science as Wavelet compression. Products currently in development include:

●	Photo DPS - An online photo protection system intended for social media industry, and for hybrid documents – mixed text, still images (including medical images), graphs, blue prints etc.
●	Hybrid DPS - A protection/security system for documents with textual, graphical and photo (still images) inputs - segments, making a document page.

●

DM Cyber DPS - A next-generation stand-alone DPS, offering a user friendly end-to-end Cloud-based DPS with a competitive document management system (DMS) for small businesses and individuals, on top of document protection/security service.

Our short-to-mid-term R&D plans include:

●	Android App

In order to use DPS as a stand-alone product, it needs to have a front end interface. For wider acceptance, the front-end application needs to be implemented on smartphone devices. In this release, an app will be created for Android platform, which will be available in the Google Play store.

●	Photo Protection

This release will enhance DPS in a major way by implementing new watermarking algorithm, capable of protecting photos. With this functionality, DPS can start to address wider market such as Healthcare, Social Media etc.

●	Document Dispatch Agent

With the document dispatch framework more document dispatch agents can be created that are capable of routing the protected documents to various destinations, such as:

o	Dropbox
o	Google Drive
●	Oculus ProtectedPrint

We plan to create a stand-alone product that allows user to protect the documents from their own favourite apps by simply printing the document to Oculus Virtual Printer. This product will only be available on Microsoft Windows Desktop platforms.

●	iOS (iPhone App)

We plan to address DPS front end capability as well by supporting the iOS platform and by creating iPhone App. DPS will then be capable of running the front-end apps on Windows Desktop, Android and iOS platform, allowing us to cover all of the major platforms available.

During fiscal 2016 and 2015, our research and development expenditures were $240,370 and $138,431, respectively.

Intellectual Property

Our success is dependent, in part, upon our proprietary technology. We generally rely upon patents, trademarks, and trade secret laws to establish and maintain our proprietary rights in our technology products and services.

On June 19, 2001, United States Patent Application No. 09/884,787, "Method and Apparatus for Digitally Fingerprinting Videos", was officially filed with the U.S. Patent and Trademark Office. This patent is for "MediaSentinel™". This patent expired in February of 2010. At this time, we have elected not to patent our Cloud-DPS technology.

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

The loss of the services of any key management could have a materially adverse effect on the Company. We do not maintain key man life insurance on the life of its officers. In addition, our future success will depend in part upon its continuing ability to hire, train, motivate and retain key senior management and skilled technical and marketing personnel. Competition for technical personnel in the industry we compete in is intense. Our future success will depend in part on our continued ability to contract, assimilate and retain qualified personnel. To date, we have had limited success in recruiting qualified contractors, but there is no assurance that we will continue to do so in the future. Attracting qualified expertise is contingent on raising sufficient working capital and project advancement.

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

To date, we have not generated a profit or significant revenue from operations and in fact have incurred substantial losses. For the year ended December 31, 2016 we maintained $321,556 of negative working capital but sustained a net loss of $453,240 and had an accumulated deficit of $40,779,853.

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

We expect that we will require approximately $1,000,000 to $2,500,000 in financing to meet our working capital needs for the remainder of 2017 and further financing thereafter. If our capital requirements vary materially from those currently planned, we may require additional financing. We have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to remain in business.

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

Our sales were $-0- in 2016 and $5,500 in 2015. One customer accounted for 100% of our revenue for the year ended December 31, 2015. The contract with this customer expired at the end of January 2015 and was not renewed. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. The inability to increase the number of customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

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

 The Company's corporate headquarters are located at Suite 507, 837 West Hastings Street, Vancouver, British Columbia and are subject to an office space lease on a month-to-month basis. The monthly base rent is $2,667 (U.S.dollars).

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

	TSX (Symbol “OVT”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2015	0.280	0.090
Second Quarter 2015	0.150	0.100
Third Quarter 2015	0.150	0.090
Fourth Quarter 2015	1.070	0.150
First Quarter 2016	1.140	0.405
Second Quarter 2016	1.140	0.300
Third Quarter 2016	0.380	0.170
Fourth Quarter 2016	0.350	0.170

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2015	0.25	0.06
Second Quarter 2015	0.13	0.07
Third Quarter 2015	0.13	0.07
Fourth Quarter 2015	0.80	0.39
First Quarter 2016	0.90	0.25
Second Quarter 2016	0.89	0.22
Third Quarter 2016	0.45	0.12
Fourth Quarter 2016	0.27	0.04

Holders

As of March 31st , 2017 there were 45,572,568 common shares outstanding, held by 1,245 shareholders of record. However, beneficial holders of the Company's common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is 1,245, the number of registered holders may not be representative of the number of beneficial owners.

Dividends

The Company has not declared or paid any dividends in the previous two years. The Company currently intends to retain future earnings, if any, for use in its business. The Company does not anticipate paying dividends on the common shares in the foreseeable future. Any determination to pay any future dividends will remain at the discretion of the board of directors of the Company (the “Board of Directors”) and will be made taking into account the Company’s financial condition and other factors deemed relevant by the Board of Directors.

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

During the years ended December 31, 2016 and 2015, the Company had no options, warrants and rights granted, issued, exercised or outstanding under any equity compensation plan.

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

As more fully discussed below we have not been profitable, and our revenues for 2016 were $-0-. We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, both for the remainder of fiscal 2016 and thereafter, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION. Under ASC Topic 718, Stock Compensation (formerly referred to as SFAS No. 123(R)), the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on estimated forfeiture rate, which is updated based on actual forfeitures as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of the Company®€™s common stock, pre-vesting forfeiture rate and an option®€™s expected life. The financial statements include amounts that are based on the Company®€™s best estimates and judgments.

COMMITMENTS AND CONTINGENCIES. We account for commitments and contingencies in accordance with ASC Topic 450 Contingencies (formerly referred to as financial accounting standards board Statement No. 5, Accounting for Contingencies). We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Results of Operations

Revenues

Revenues for the year ended December 31, 2016 ("fiscal 2016") were $-0- and for the year ended December 31, 2015 ("fiscal 2015”) were $5,500. All revenues for fiscal 2015 were derived from a license agreement for digital watermarking. We had one customer, which accounted for 100% of the revenue.

Expenses

Total operating expenses for fiscal 2016 were $453,240, compared with $375,518 for fiscal 2015. For the year 2016, cost of sales were $-0- as compared with $425 for fiscal 2015.

Our management and employee agreed to no compensation for fiscal 2016 and 2015. Product marketing costs increased due to management’s decision to direct our efforts toward the current customer in additional divisions and additional potential customers through effort of management.   Administrative expenses have decreased due to management decision not to offer a private placement and an additional exchange.

During the year ended December 31, 2015 in connection with the settlements of accounts payable, we wrote off accounts payable obligations of $4,889 and recorded a gain of $4,889.

Fiscal 2016 versus fiscal 2015

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™ with a related party.  Research and development expenses increased to $240,370 for fiscal 2016, from $138,431 for the comparable period in fiscal 2015.

Selling, general and administrative expenses were $212,870 for fiscal 2016, as compared to $236,662 for fiscal 2015. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations. The primary components of the decreases from fiscal 2016 to fiscal 2015 were:

●	a $18,748 decrease in fiscal 2015 in professional fees was due to services performed for the private placement: and

●	a $30,656 decrease in loss due to foreign currency transitions.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for fiscal 2016 was $453,240, compared with a net loss of $386,584 for fiscal 2015.

Liquidity and Capital Resources

At December 31, 2016 our cash position was $6,425, a decrease of $180,672 from December 31, 2015. We had a negative working capital of $321,556 and an accumulated deficit of $40,779,853 at December 31, 2016.

Our principal source of cash during fiscal 2016 was $227,760 from management from advances.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2016, have stated that there is substantial doubt about our ability to continue as a going concern. As of December 31, 2016, we had $6,425 in cash. We will require an additional $1 million to $2.5 million to finance operations for the fiscal 2017 and we intend to obtain such financing through sales of our equity securities. The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $1 million to $2.5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities. Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $1.0 million to $2.5 million for fiscal 2017. We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2016 we have no off-balance sheet arrangements.

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

Oculus VisionTech, Inc

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

OCULUS VISIONTECH, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Oculus VisionTech, Inc.

We have audited the accompanying consolidated balance sheets of Oculus VisionTech, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oculus VisionTech, Inc. as of December 31, 2016 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 31st, 2017

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

Our report to the Board of Directors dated March 31st, 2017, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

/S/ KWCO, P.C.

KWCO, P.C.

Odessa, Texas

March 31st, 2017

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31,	2016	2015

ASSETS

Current Assets:
Cash and cash equivalents	$6,425	$187,097
Prepaid expenses and other current assets	62,151	6,338
Total current assets	68,576	193,435

Deferred Tax Assets, net of valuation allowance of $10,466,000 and $10,312,000, respectively	-	-
Total Assets	$68,576	$193,435

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses	$120,467	$19,846
Accounts payable and accrued expenses - related parties	269,665	41,905
Total current liabilities	390,132	61,751

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock - no par value; authorized 500,000,000 shares, issued and outstanding 45,572,568	40,458,297	40,458,297
Accumulated deficit	(40,779,853)	(40,326,613)
Stockholders' equity (deficiency)	(321,556)	131,684
Total Liabilities and Stockholders' Equity (Deficiency)	$68,576	$193,435

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,	2016	2015

Revenue	$-	$5,500

Expenses:
Cost of sales	-	425
Research and development	240,370	138,431
Selling, general and administrative	212,870	236,662
Total expenses	453,240	375,518
Loss from operations	(453,240)	(370,018)

Other income (expense), net:
Interest expense	-	(21,455)
Gain on settlement of accounts payable	-	4,889
Total other income (expense)	-	(16,566)
Net loss	$(453,240)	$(386,584)
Net loss per share - basic and diluted	$(.01)	$(.02)
Weighted-average number of common shares outstanding - basic and diluted	45,572,568	20,304,808

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Stockholders'
	Common Stock		Accumulated	Equity
	Shares	Amount	Deficit	(Deficiency)

Balance at January 1, 2015	13,572,568	$38,755,638.00	$(39,940,029.00)	$(1,184,391.00)
Sale of common stock, net of $25,341 of issuance cost	32,000,000	1,702,659		1,702,659
Net loss			(386,584)	(386,584)

Balance at December 31, 2015	45,572,568	40,458,297	(40,326,613)	131,684
Net loss	-	-	(453,240)	(453,240)
Balance at December 31, 2016	45,572,568	$40,458,297	$(40,779,853)	$(321,556)

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2016	2015

Cash flows from operating activities:
Net loss	$(453,240)	$(386,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of accounts payable	-	(4,889)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	11,000
Decrease (increase) in prepaid expenses and other current assets	(17,813)	(461)
Increase (decrease) in accounts payable and accrued expenses	62,621	(41,849)
Increase (decrease) in accounts payable and accrued expenses due to related parties	227,760	(515,321)
Net cash used in operating activities	(180,672)	(938,104)

Cash flows from financing activities
Proceeds from the sale of common stock and warrants	-	1,728,000
Commission on sale of common stock	-	(25,341)
Notes payable, net payments	-	(58,399)
Notes payable - related parties, net payments	-	(520,947)
Net cash from financing activities	-	1,123,313

Net increase in cash and cash equivalents	(180,672)	185,209

Cash and cash equivalents at beginning of year	187,097	1,888
Cash and cash equivalents at end of year	$6,425	$187,097

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$-	$127,768
Cash paid during the year for income tax	$-	$-

Non-cash investing and financing activities:

Prepaid expenses and other current assets	$38,000	$-
Accounts payable and accrued expenses	$(38,000)	$-

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.                   BASIS OF PRESENTATION:

The following consolidated financial statements present the financial results of Oculus VisionTech, Inc., and its wholly owned subsidiary USVO Inc. on a consolidated basis.

2.                   BUSINESS:

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions. At December 31, 2016 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

3.                   SUMMARY OF Significant Accounting Policies:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $453,240 and $386,584 for the years ended December 31, 2016 and 2015, respectively. In addition, the Company has a negative working capital of $321,556 and an accumulated deficit of $40,779,853 at December 31, 2016. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

DECEMBER 31, 2016 and 2015

3.                   SUMMARY OF Significant Accounting Policies: (continued)

The Company sells its products to customers on an open credit basis. The Company’s trade accounts receivable are due from such customers and are generally uncollateralized. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts. As of December 31, 2016 and 2015, the Company had no account receivable.

Revenue from hardware product sales is recognized when the product has been shipped and the collection of payment is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering services sales are recognized upon the service having been provided. The Company had no hardware product sales in 2016 or 2015.

Revenue from software sales is recognized when the product has been delivered. Revenue from multiple element contracts (hardware, software and engineering) is allocated to the various elements based on fair value. If objective evidence of fair value is not available, revenue from these contracts is deferred until the earlier of when objective evidence of fair value does exist or all elements of the contract have been delivered. Discounts will be applied to each element on a proportionate basis. No portion of the revenue will be recognized if the portion of the revenue allocable to delivered elements is subject to forfeiture, refund or other concession. The Company had no software sales in 2016 or 2015.

Revenue is recognized for digital water marking based on a contracted usage schedule on a monthly billing cycle. Revenue for digital watermarking software usage totaled $-0- and $5,500 in 2016 and 2015, respectively.

Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax basis of assets and liabilities and for operating loss carry forwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the reliability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The foreign assets and liabilities of the Company are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at December 31, 2016 and 2015.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. As of December 31, 2016 and 2015 there were no potentially issuable common stock, except for stock purchase warrants.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

4.                   major customers:

During the year ended December 31, 2016 and 2015 one customer accounted for 100% of total revenue. January 2015 was the final sale to the one customer.

5.                   PREPAID EXPENSES and other current assets:

Prepaid expenses and other current assets consist of the following:

December 31,	2016	2015
Taxes Receivable – Canadian GST	2,552	6,338
Prepaid Marketing -- Video	59,599	-0-
	$62,151	$6,338

6.                   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

December 31,	2016	2015
Accounts payable	$51,943	$4,539
Accrued professional fees	65,217	12,000
Accrued payroll and related tax withholdings	3,307	3,307
	$120,467	$19,846

Accounts payable and accrued expenses - related parties consist of accounts payable for research and development, advances and accrued interest on related party debt.

During the year ended December 31, 2015 as the result of settlement of accounts payable for less than amounts recorded, we wrote off accounts payable obligations of $4,889 and recorded a gain of $4,889.

7.                   Notes PAYABLE:

None.

8.                   STOCKHOLDERS' EQUITY:

The Company has one class of no par value common stock with 500,000,000 authorized shares and 45,572,568 outstanding on December 31, 2016.

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

DECEMBER 31, 2016 and 2015

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

During the years ended December 31, 2016 and 2015, the Company had no options granted, issued, exercised or outstanding.

The following table summarizes information about warrants outstanding at December 31, 2016.

Year ended	2016		2015
December 31,
	Number of	Range of	Number of	Range of
	Warrants	xercise Price	Warrants	Exercise Price
Outstanding at beginning of year	464,000	$0.07 (CND)	-	N/A
Issued	-	N/A	464,000	$0.07 (CND)
Exercised	-	N/A	-	N/A
Expired	-	N/A	-	N/A
Outstanding at end of year	464,000	$0.07(CND)	464,000	$0.07(CND)

Warrants issued in October 2015 have a contractual life of two years from date of issuance.

10.                 income taxes:

As of December 31, 2016 the Company had deferred tax assets resulting primarily from net operating loss carry forwards of approximately $30,782,000, which are available to offset future taxable income, if any, through 2034. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The components of the net deferred tax assets are as follows:

December 31,	2016		2015
Net operating loss carryforwards		$10,466,000		$10,312,000
Valuation allowance		(10,466,000)		(10,312,000)
Net deferred tax assets	$	- 0 -	$	- 0 -

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2016	2015
Federal statutory tax rate	34%	34%
Valuation allowance on net operating carryforwards	(34)	(34)
Effective income tax rate	- 0 -%	- 0 -%

As of December 31, 2016, open Federal income tax years subjected to examination, include the tax years ended December 31, 2015 through December 31, 2013.

11.                 Related Parties:

The Company for the years ended December 31, 2016 and 2015 reimbursed a related party $25,770 and $29,846, respectively. The Company incurred expenses from a related party of $240,370 and $129,360 for research and development for the years ended December 31, 2016 and 2015, respectively. Related parties advanced the Company approximately $150,000 during 2016.

12.                 OPERATING LEASES:

The Company has two operating leases with unrelated third parties for office space at the Vancouver, Canada and Connecticut, United States locations.

The lease at the Vancouver, Canada location is on a month to month basis with monthly rental payments of $3,250 (CND). For the years ended December 31, 2016 and 2015 rent expense was $27,219 and $26,070, respectively.

The lease at the Connecticut, United States location is on a month to month basis with monthly rental payments of $500. For the years ended December 31, 2016 and 2015 rent expense was $6,000 each year.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

13.                 Quarterly Financial InformatioN (Unaudited):

The following table summarizes selected quarterly data for the years ended December 31, 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016:
Revenue	$-0-	$-0-	$-0-	$-0-	$-0-
Expenses	(91,763)	(166,968)	(124,803)	(69,706)	(453,240)
Net Gain(Loss)	(91,763)	(166,968)	(124,803)	(69,706)	(453,240)

Net gain(loss) per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

2015:
Revenue	$5,500	$-0-	$-0-	$-0-	$5,500
Expenses	(30,701)	(32,249)	(81,984)	(247,150)	(392,084)
Net Gain(Loss)	(25,201)	(32,249)	(81,984)	(247,150)	(386,584)

Net gain(loss) per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)	$(0.02)

14.                 SUBSEQUENT eVENT:

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

Name	Age	Position	Period of Service
Anton J. Drescher (1)	60	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Maurice Loverso (1)	56	Director	Since 2003
Rowland Perkins	66	Director, President and Chief Executive Officer	Since 2005
Tom Perovic	64	Director	Since 2011
Ron Wages (1)	54	Director	Since 2011

(1)	Member of the Audit Committee

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

The Audit Committee meets with our independent auditors at least quarterly to discuss the results of the annual audit or interim periodic reviews and to review the financial statements; appoints the independent auditors to be retained; oversees the independence of the independent accountants; evaluates the independent auditors’ performance; approves fees paid to independent auditors and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met informally by telephone conference four times and signed four consent resolutions during each of fiscal 2015 and 2014.

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

Item 11.      Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2016, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$		$	$
Drescher, Anton CFO	2016 2015 2014	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Loverso, Maurice Director	2016 2015 2014	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland CEO	2016 2015 2014	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Pervic, Tom Director	2016 2015 2014	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Wages Ron Director	2016 2015 2014	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

No stock options were granted to the Named Executive Officers during the years ended December 31, 2016 and 2015.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2016 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values

			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Drescher, Anton	-0-	-0-	0 / 0	N/A	/ $0
Loverso, Maurice	-0-	-0-	0 / 0	N/A	/ $0
Perkins, Rowland	-0-	-0-	0 / 0	N/A	/ $0
Pervic, Tom	-0-	-0-	0 / 0	N/A	/ $0
Wages, Ron	-0-	-0-	0 / 0	N/A	/ $0

(1)	On December 31, 2016, the average of the high and low bid prices of the common shares on the OTC BB was $0.406.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 25th, 2016, the number of our outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name	Shares Owned	Percentage of Class
Anton J. Drescher	8,704,540	19.10%
Maurice Loverso	-0-	0.00%
Rowland Perkins	5,600,000	12.29%
Tom Perovic	1,300,000	2.85%
Ron Wages	200,000	0.44%
All Executive Officers and Directors as a Group (five persons)	15,804,540	34.68%

Name	Shares Owned	Percentage of Class
Arness Cordick	3,000,000	6.58%
Person known to us to beneficial own more than 5%	3,000,000	6.58%

Item 13.      Certain Relationships and Related Transactions.

In 2016, we reimbursed for expenses of $25,770 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher and we paid 4C, Inc. $149,000 for research and development, a company owned by Tom Perovic’s spouse.

As of December 31, 2015, we have accounts and notes payable to related parties of $-0-.

Item 14.      Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by KWCO, P.C. for the audit of our annual financial statements for the years ended December 31, 2016 and 2014.

Year ended December 31	2016	2015
Audit fees	$23,000	$18,182
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$23,000	$18,182

The Audit Committee reviews all audit and non-audit related fees at least annually. The Audit Committee pre-approved all audit and non-audit related services in fiscal 2016 and 2015.

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

OCULUS VISIONTECH, INC.

By: /s/ Rowland Perkins
Dated: March 31st, 2017	Rowland Perkins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rowland Perkins	Chief Executive Officer, Director	March 31st, 2017
Rowland Perkins

/s/ Anton J. Drescher	Chief Financial Officer, (principal	March 31st, 2017
Anton J. Drescher	financial officer and principal accounting officer), Director

/s/ Maurice Loverso	Director	March 31st, 2017
Maurice Loverso

/s/ Tom Perovic	Director	March 31st, 2017
Tom Perovic

/s/ Ron Wages	Director	March 31st, 2017
Ron Wages