Form 10-Q
period 2017-06-30
OCULUS VISIONTECH INC.
filed 2017-08-14
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes    ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No ☑

As of August 14, 2017, there were 45,572,568 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$5,613	$6,425
Prepaid expenses and other current assets	62,460	62,151
Total current assets	68,073	68,576

Deferred Tax Assets, net of valuation allowance of $10,492,000 and $10,466,000, respectively	-	-
Total Assets	$68,073	$68,576

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$98,825	$120,467
Accounts payable and accrued expenses - related parties	397,497	269,665
Total current liabilities	496,322	390,132

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 45,572,568	40,458,297	40,458,297
Accumulated deficit	(40,886,546)	(40,779,853)
Stockholders' deficit	(428,249)	(321,556)
Total Liabilities and Stockholders' Deficit	$68,073	$68,576

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Expenses:
Cost of sales	-	-	-	-
Research and development	18,238	77,100	27,243	132,175
Selling, general and administrative	38,050	89,868	79,450	126,556
Total expenses	56,288	166,968	106,693	258,731
Loss from operations	(56,288)	(166,968)	(106,693)	(258,731)

Other income (expense)
Interest income (expense)	-	-	-	-
Gain on settlement of accounts payable	-	-	-	-
	-	-	-	-

Net loss	$(56,288)	$(166,968)	$(106,693)	$(258,731)

Net loss per share - basic and diluted	$(.00)	$(.00)	$(.00)	$(.01)

Weighted-average number of common shares outstanding - basic and diluted	45,572,568	45,572,568	45,572,568	45,572,568

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
				Accumulated		Stockholders'
	Shares	Amount		Deficit		Equity

Balance at January 1, 2016	45,572,568	$40,458,297		$(40,779,853)		$(321,556)
Net loss				(106,693)		(106,693)

Balance at June 30, 2016	45,572,568	$40,458,297	#	$(40,886,546)	#	$(428,249)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Six months ended June 30,	2017	2016
(Unaudited)
Cash flows from operating activities:
Net loss	$(106,693)	$(258,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(309)	3,422
Increase (decrease) in accounts payable and accrued expenses	(21,642)	59,227
Increase (decrease) in accounts payable and accrued expenses due to related parties	127,832	37,621

Net cash used in operating activities	(812)	(158,461)

Net increase in cash and cash equivalents	(812)	(158,461)

Cash and cash equivalents at beginning of year	6,425	187,097
Cash and cash equivalents at end of year	$5,613	$28,636

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$-	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $106,693 for the six month period ended June 30, 2017 and, in addition the Company incurred losses of $453,240 and $386,584 for the years ended December 31, 2016 and 2015, respectively. As of June 30, 2017, the Company had an accumulated deficit of $40,886,546 and a working capital deficit of $428,249. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

RESULTS OF OPERATIONS

Sales

Sales for the six month period ended June 30, 2017 and 2016 were $-0-

Cost of Sales

The cost of sales for the six months ended June 30, 2017 and 2016 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the six months ending June 30, 2017.  We continue to develop and market C-DPS – Cloud Document Protection System.

Selling, general and administrative expenses for the six months ended June 30, 2017 decreased by $47,106 to $79,450 from $126,556 for the six months ended June 30, 2016.

Product marketing costs for the six months ended June 30, 2017, decreased to $3,520 from $21,600 for the comparable period in 2016. We incurred decreased costs in 2017 due to management decision to concentrate on existing leads.

Professional fees for the six months ended June 30, 2017, decreased to $8,089 from $50,078 for the comparable period in 2016. We incurred decreased costs in 2017 due to completion of the review and update corporate requirements and procedures in 2016.

Travel expenses for the six months ended June 30, 2017, increased to $9337 from $8,416 for the comparable period in 2016. We incurred increased costs in 2017 due to management decision to demonstrate company’s new product line.

Salaries and fees for the six months ended June 30, 2017 and 2016 were $-0-. No costs were incurred due to management and employee reductions.

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

Research and Development

Research and development costs for the six months ended June 30, 2017, decreased to $27,243 from $132,175 for the comparable period in 2016. We incurred decreased costs in 2017 due to management’s decision to develop C-DPS – Cloud Document Protection System with a new developer.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the six months ended June 30, 2017 was $106,693 compared with a net loss of $258,731 for 2016.

Liquidity and Capital Resources

At June 30, 2017, our cash position was $5,613, compared to $6,425 at December 31, 2016. We had a working capital deficit of $428,249 and an accumulated deficit of $40,886,546 at June 30, 2017.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During the six months ended June 30, 2017, related parties advanced the Company $173,631.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

RELATED PARTY TRANSACTIONS

The Company for the six months ended June 30, 2017 and 2016 reimbursed a related party $16,226 and $11,888, respectively. The Company incurred expenses from a related party of $-0- and $132,175 for research and development for the six months ended June 30, 2017 and 2016, respectively

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the quarterly period ended June 30, 2017, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2016 filed with the SEC on June 30, 2017. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

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

OCULUS VISIONTECH INC.

August 14, 2017	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

August 14, 2017	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)