Form 10-Q
period 2017-09-30
OCULUS VISIONTECH INC.
filed 2017-11-14
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes    ☐      No ☑

As of November 14, 2017, there were 45,572,568 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$5,765	$6,425
Prepaid expenses and other current assets	61,220	62,151
Total current assets	66,985	68,576

Deferred Tax Assets, net of valuation allowance of $10,522,000 and $10,466,000, respectively	-	-
Total Assets	$66,985	$68,576

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$93,954	$120,467
Accounts payable and accrued expenses - related parties	487,363	269,665
Total current liabilities	581,317	390,132

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 45,572,568	40,458,297	40,458,297
Accumulated deficit	(40,972,629)	(40,779,853)
Stockholders' deficit	(514,332)	(321,556)
Total Liabilities and Stockholders' Deficit	$66,985	$68,576

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Expenses:
Cost of sales	-	-	-	-
Research and development	53,833	83,825	81,076	216,000
Selling, general and administrative	32,253	40,978	111,700	167,534
Total expenses	86,086	124,803	192,776	383,534
Loss from operations	(86,086)	(124,803)	(192,776)	(383,534)

Other income (expense)
Interest income (expense)	-	-	-	-
Gain on settlement of accounts payable	-	-	-	-
	-	-	-	-

Net loss	$(86,086)	$(124,803)	$(192,776)	$(383,534)

Net loss per share - basic and diluted	$(.00)	$(.00)	$(.00)	$(.01)
Weighted-average number of common shares outstanding - basic and diluted	45,572,568	45,572,568	45,572,568	45,572,568

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)
(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at January 1, 2016	45,572,568	$40,458,297	$(40,779,853)	$(321,556)
Net loss			(192,776)	(192,776)

Balance at September 30, 2017	45,572,568	$40,458,297	$(40,972,629)	$(514,332)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

Nine months ended September 30,	2017	2016
Cash flows from operating activities:
Net loss	$(192,776)	$(383,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	931	4,156
Increase (decrease) in accounts payable and accrued expenses	(26,513)	42,667
Increase (decrease) in accounts payable and accrued expenses due to related parties	217,698	173,354

Net cash used in operating activities	(660)	(163,357)

Net increase in cash and cash equivalents	(660)	(163,357)

Cash and cash equivalents at beginning of year	6,425	187,097
Cash and cash equivalents at end of year	$5,765	$23,740

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$-	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred a loss of $192,776 for the nine month period ended September 30, 2017 and, in addition the Company incurred losses of $453,240 and $386,584 for the years ended December 31, 2016 and 2015, respectively. As of September 30, 2017, the Company had an accumulated deficit of $40,972,629 and a working capital deficit of $514,332. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine month period ended September 30, 2017 and 2016 were $-0-

Cost of Sales

The cost of sales for the nine months ended September 30, 2017 and 2016 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the nine months ending September 30, 2017.  We continue to develop and market C-DPS – Cloud Document Protection System.

Selling, general and administrative expenses for the nine months ended September 30, 2017 decreased by $55,834 to $111,700 from $167,534 for the nine months ended September 30, 2016.

Product marketing costs for the nine months ended September 30, 2017, decreased to $3,520 from $21,600 for the comparable period in 2016. We incurred decreased costs in 2017 due to management decision to concentrate on existing leads.

Professional fees for the nine months ended September 30, 2017, decreased to $12,298 from $53,880 for the comparable period in 2016. We incurred decreased costs in 2017 due to completion of the review and update corporate requirements and procedures in 2016.

Travel expenses for the nine months ended September 30, 2017, decreased to $10,730 from $11,158 for the comparable period in 2016. We incurred decreased costs in 2017 due to management decision to demonstrate company’s new product line.

Salaries and fees for the nine months ended September 30, 2017 and 2016 were $-0-. No costs were incurred due to management and employee reductions.

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

Research and Development

Research and development costs for the nine months ended September 30, 2017, decreased to $81,076 from $216,000 for the comparable period in 2016. We incurred decreased costs in 2017 due to management’s decision to develop C-DPS – Cloud Document Protection System with a new developer.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the nine months ended September 30, 2017 was $192,776 compared with a net loss of $383,534 for 2016.

Liquidity and Capital Resources

At September 30, 2017, our cash position was $5,765, compared to $6,425 at December 31, 2016. We had a working capital deficit of $514,332 and an accumulated deficit of $40,972,629 at September 30, 2017.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During the nine months ended September 30, 2017, related parties advanced the Company $217,208.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

RELATED PARTY TRANSACTIONS

The Company for the nine months ended September 30, 2017 and 2016 reimbursed a related party $23,108 and $18,682, respectively. The Company incurred expenses from a related party of $47,490 and $216,000 for research and development for the nine months ended September 30, 2017 and 2016, respectively

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the quarterly period ended September 30, 2017, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2016 filed with the SEC on September 30, 2017. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

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

OCULUS VISIONTECH INC.

November 14, 2017	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

November 14, 2017	By:	/s/ Anton J. Drescher
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