Form 10-K
period 2017-12-31
OCULUS VISIONTECH INC.
filed 2018-03-29
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer     ☐     Accelerated Filer     ☐     Non-accelerated filer     ☐     Smaller reporting company     ☒     Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒.

Documents Incorporated by Reference: NONE

As at March 29th,2018, there were 45,572,568 shares of the registrant’s common stock outstanding of which 26,768,028 were in the public float.

GENERAL

References herein to "we," "us," and "the Company" are to Oculus VisionTech Inc. and our subsidiary.

Cautionary Statement regarding Forward-Looking Statements

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

Exchange Rate for Canadian Dollar

The accounts for Oculus are maintained in Canadian dollars which is the Company's functional currency. All dollar amounts contained herein are expressed in U.S. dollars, except as otherwise indicated. As at March 29, 2018, the exchange rate for Canadian dollars/United States dollars based on the Bank of Canada noon rate was $1.00 (CDN) = $0.7735 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2017 and 2016.

	Years ended December 31,
	2017	2016
At End of Year	0.7971	0.7448
Average	0.7708	0.7555
High	0.8245	0.7972
Low	0.7276	0.6854

PART I

Item1.      Description of Business

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

During fiscal 2017 and 2016, our research and development expenditures were $81,076 and $240,370, respectively.

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

We have a very limited operating history in the context of document protection products and services and have yet to develop an extensive record regarding the sale of our products and services. As a result, our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including our ability to:

●	maintain or develop relationships with suppliers and marketing partners;
●	establish a customer base;
●	continue to develop and upgrade our technology, products and services;
●	provide superior customer service;
●	respond to competitive developments; and
●	retain and motivate qualified personnel.
●

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

To date, we have not generated a profit or significant revenue from operations and in fact have incurred substantial losses. For the year ended December 31, 2017 we maintained $552,255 of negative working capital but sustained a net loss of $230,699 and had an accumulated deficit of $41,010,552.

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

We expect that we will require approximately $1,000,000 to $2,500,000 in financing to meet our working capital needs for the remainder of 2018 and further financing thereafter. If our capital requirements vary materially from those currently planned, we may require additional financing. We have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to remain in business.

Our operating results in future periods are expected to be subject to significant fluctuations, which would likely affect the trading price of our common shares.

Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Some of these factors include:

●	our ability to attract and retain customers;
●	the introduction of new enhancements in digital watermarking;
●	price competition;
●	our ability to remain competitive in our product and service offerings;
●	our ability to attract new personnel; and
●	U.S. and foreign regulations relating to the Internet.

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

Our sales were $-0- in 2017 and 2016. We expect that a small number of customers will account for a substantial portion of our revenue in the foreseeable future. The inability to increase the number of customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

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

Other companies, including our competitors, may have or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or license our products. We cannot be certain that our products do not and will not infringe patents or the proprietary rights of others. We may be subject to legal proceedings, including claims of alleged infringement by others of the intellectual property rights of third parties. If a successful claim of infringement is brought against us and we fail to or are unable to license the infringed technology on commercially reasonable terms, our business and operating results could be significantly harmed. Companies in the technology sector are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Although we are not currently subject to any litigation or claims, any future claims, whether or not valid, could result in substantial costs and diversion of resources with no assurance of success. Intellectual property litigation or claims could force us to do one or more of the following:

●	cease selling, incorporating or using products or services that incorporate the infringed intellectual property;
●	obtain a license from the rights-holder or owner of the infringed intellectual property, which license may not be available on commercially reasonable terms, or at all; or
●	re-design our products or services.

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

Our failure to manage or adequately address any one or more of these risks could result in our business suffering a material adverse effect.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Description of Properties.

The Company's corporate headquarters are located at Suite 507, 837 West Hastings Street, Vancouver, British Columbia and are subject to an office space lease on a month-to-month basis. The monthly base rent is $3,575 (CAD dollars).

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

	TSX (Symbol “OVT”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2016	0.29	0.14
Second Quarter 2016	0.18	0.12
Third Quarter 2016	0.15	0.09
Fourth Quarter 2016	0.12	0.09
First Quarter 2017	1.140	0.41
Second Quarter 2017	1.140	0.30
Third Quarter 2017	0.380	0.17
Fourth Quarter 2017	0.350	0.17

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2015	0.21	0.10
Second Quarter 2015	0.15	0.08
Third Quarter 2015	0.12	0.06
Fourth Quarter 2015	0.10	0.06
First Quarter 2016	0.90	0.25
Second Quarter 2016	0.89	0.22
Third Quarter 2016	0.45	0.12
Fourth Quarter 2016	0.27	0.04

Holders

As of March 31st , 2018 there were 45,572,568 common shares outstanding, held by 1,245 shareholders of record. However, beneficial holders of the Company's common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is 1,245, the number of registered holders may not be representative of the number of beneficial owners.

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

During the years ended December 31, 2017 and 2016, the Company had no options, warrants and rights granted, issued, exercised or outstanding under any equity compensation plan.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

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

As more fully discussed below we have not been profitable, and our revenues for 2017 were $-0-. We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, both for the remainder of fiscal 2018 and thereafter, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

Results of Operations

Revenues

Revenues for the year ended December 31, 2017 ("fiscal 2017 and for the year ended December 31, 2016 ("fiscal 2016”) were $-0-.

Expenses

Total operating expenses for fiscal 2017 were $230,699, compared with $453,240 for fiscal 2016. For the years 2017 and 2016, cost of sales were $-0-.

Our management and employee agreed to no compensation for fiscal 2017 and 2016. Product marketing costs decreased due to management’s decision to direct our efforts toward the completion of the product. Administrative expenses have decreased due to management decision to downsize operation until the product is available for sale.

Fiscal 2017 versus fiscal 2016

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™ with a related party.  Research and development expenses decreased to $81,076 for fiscal 2017, from $240,370 for the comparable period in fiscal 2016.

Selling, general and administrative expenses were $149,623 for fiscal 2017, as compared to $212,870 for fiscal 2016. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations. The primary components of the decreases from fiscal 2017 to fiscal 2016 were:

●	a $52,235 decrease in fiscal 2017 in professional fees was due to services performed for the review of filing: and

●	a $5,130 decrease in filing fees.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for fiscal 2016 was $230,699, compared with a net loss of $453,240 for fiscal 2016.

Liquidity and Capital Resources

At December 31, 2017 our cash position was -0-, a decrease of $6,425 from December 31, 2016. We had a negative working capital of $552,255 and an accumulated deficit of $41,010,552 at December 31, 2017.

Our principal source of cash during fiscal 2017 was $262,387 from management from advances.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2017, have stated that there is substantial doubt about our ability to continue as a going concern. As of December 31, 2017, we had -0- in cash. We will require an additional $1 million to $2.5 million to finance operations for the fiscal 2017 and we intend to obtain such financing through sales of our equity securities. The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $1 million to $2.5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities. Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $1.0 million to $2.5 million for fiscal 2018. We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2017 we have no off-balance sheet arrangements.

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

Oculus VisionTech, Inc

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

OCULUS VISIONTECH, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Oculus VisionTech, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Oculus VisionTech, Inc. (the Company) as of December 31, 2016 and 2017, and the related consolidated statements of operations, stockholders’ defict, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KWCO, PC

KWCO, PC

We have served as the Company’s auditor since 2010.

Odessa, Texas

March 29th, 2018

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

Our report to the Board of Directors dated March 31st, 2018, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

/S/ KWCO, P.C.

KWCO, P.C.

Odessa, Texas

March 29th, 2018

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31,	2017	2016

ASSETS

Current Assets:
Cash and cash equivalents	$-	$6,425
Prepaid expenses and other current assets	28,871	62,151
Total current assets	28,871	68,576

Deferred Tax Assets, net of valuation allowance of $6,507,000 and $6,458,000, respectively	-	-

Total Assets	$28,871	$68,576

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$48,583	$120,467
Accounts payable and accrued expenses - related parties	532,543	269,665

Total current liabilities	581,126	390,132

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock - no par value; authorized 500,000,000 shares, issued and outstanding 45,572,568	40,458,297	40,458,297
Accumulated deficit	(41,010,552)	(40,779,853)
Stockholders' deficiency	(552,255)	(321,556)
Total Liabilities and Stockholders' Deficiency	$28,871	$68,576

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2017	2016

Expenses:
Research and development	$81,076	$240,370
Selling, general and administrative	149,623	212,870
Total expenses	(230,699)	(453,240)
Loss from operations	(230,699)	(453,240)
Net loss	$(230,699)	$(453,240)

Net loss per share - basic and diluted	$(.01)	$(.01)

Weighted-average number of common shares outstanding - basic and diluted	45,572,568	45,572,568

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	(Deficiency)

Balance at January 1, 2016	45,572,568	$40,458,297.00	$(40,326,613.00)	$131,684.00
Net loss			(453,240)	(453,240)

Balance at December 31, 2016	45,572,568	40,458,297	(40,779,853)	(321,556)
Net loss	-	-	(230,699)	(230,699)
Balance at December 31, 2017	45,572,568	$40,458,297	$(41,010,552)	$(552,255)

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2017	2016

Cash flows from operating activities:
Net loss	$(230,699)	$(453,240)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable		-
Decrease (increase) in prepaid expenses and other current assets	280	(17,813)
Increase (decrease) in accounts payable and accrued expenses	(38,884)	62,621
Increase (decrease) in accounts payable and accrued expenses due to related parties	262,878	227,760
Net cash used in operating activities	(6,425)	(180,672)

Net increase in cash and cash equivalents	(6,425)	(180,672)

Cash and cash equivalents at beginning of year	6,425	187,097
Cash and cash equivalents at end of year	$-	$6,425

Non-cash investing and financing activities:

Prepaid expenses and other current assets	(33,000)	$38,000
Accounts payable and accrued expenses	33,000	$(38,000)

Cash paid for:
Income Taxes	$-	$-
Interest Expense	$-	$-

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

1.	BASIS OF PRESENTATION:	The following consolidated financial statements present the financial results of Oculus VisionTech, Inc., and its wholly owned subsidiary USVO Inc. on a consolidated basis.

2.	BUSINESS:

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions. At December 31, 2017 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

3.	SUMMARY OF SIGNIFICANT Accounting Policies:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $230,699 and $453,240 for the years ended December 31, 2017 and 2016, respectively. In addition, the Company has a negative working capital of $552,255 and an accumulated deficit of $41,010,552 at December 31, 2017. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

December 31, 2017 and 2016

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

The Company sells its products to customers on an open credit basis. The Company’s trade accounts receivable are due from such customers and are generally uncollateralized. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts. As of December 31, 2017 and 2016, the Company had no account receivable.

Revenue from hardware product sales is recognized when the product has been shipped and the collection of payment is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering services sales are recognized upon the service having been provided. The Company had no hardware product sales in 2017 or 2016.

Revenue from software sales is recognized when the product has been delivered. Revenue from multiple element contracts (hardware, software and engineering) is allocated to the various elements based on fair value. If objective evidence of fair value is not available, revenue from these contracts is deferred until the earlier of when objective evidence of fair value does exist or all elements of the contract have been delivered. Discounts will be applied to each element on a proportionate basis. No portion of the revenue will be recognized if the portion of the revenue allocable to delivered elements is subject to forfeiture, refund or other concession. The Company had no software sales in 2017 or 2016.

Revenue is recognized for digital water marking based on a contracted usage schedule on a monthly billing cycle. Revenue for digital watermarking software usage totaled $-0- in 2017 and 2016.

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

The foreign assets and liabilities of the Company are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at December 31, 2017 and 2016.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. As of December 31, 2017 and 2016 there were no potentially issuable common stock, except for stock purchase warrants.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

4.	PREPAID EXPENSES and other current assets:
Prepaid expenses and other current assets consist of the following:
December 31,	2017	2016
Taxes Receivable – Canadian GST	2,271	2,552
Prepaid Marketing -- Video	26,600	59,599
	$28,871	$62,151

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:
December 31,	2017	2016
Accounts payable	$17,698	$51,943
Accrued professional fees	27,578	65,217
Accrued payroll and related tax withholdings	3,307	3,307
	$48,583	$120,467

Accounts payable and accrued expenses - related parties consist of accounts payable for research and development, advances and accrued interest on related party debt.

6.	STOCKHOLDERS' EQUITY:	The Company has one class of no par value common stock with 500,000,000 authorized shares and 45,572,568 outstanding on December 31, 2017 and 2016.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

7.	STOCK OPTIONS and STOCK WARRANTS:

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

During the years ended December 31, 2017 and 2016, the Company had no options granted, issued, exercised or outstanding.

The following table summarizes information about warrants outstanding at December 31, 2017.

Year ended	2017		2016
December 31,
	Number of Warrants	Range of Exercise Price (CND)	Number of Warrants	Range of Exercise Price (CND)
Outstanding at beginning of year	464,000	$0.07	464,000	$0.07
Issued	-	N/A	-	N/A
Exercised	-	N/A	-	N/A
Expired	464,000	N/A	-	N/A
Outstanding at end of year	-	N/A	464,000	$0.07

Warrants issued in October 2015 have a contractual life of two years from date of issuance.

8.	income taxes:

As of December 31, 2017 the Company had deferred tax assets resulting primarily from net operating loss carry forwards of approximately $30,983,000, which are available to offset future taxable income, if any, through 2035. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided (tax rates have been adjusted for Tax Cuts and Job Act).

The components of the net deferred tax assets are as follows:

December 31,	2017		2016
Net operating loss carryforwards		$6,507,000		$6,458,000
Valuation allowance		(6,507,000)		(6,458,000)
Net deferred tax assets	$	- 0 -	$	- 0 -

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2017	2016
Federal statutory tax rate	21%	21%
Valuation allowance on net operating carryforwards	(21)	(21)
Effective income tax rate	- 0 -%	- 0 -%

As of December 31, 2017, open Federal income tax years subjected to examination, include the tax years ended December 31, 2016 through December 31, 2014. Tax carry forwards begin to expire in 2019.

9.	Related Parties:

The Company for the years ended December 31, 2017 and 2016 reimbursed a related party $31,622 and $25,770, respectively. The Company incurred expenses from a related party of $47,490 and $240,370 for research and development for the years ended December 31, 2017 and 2016, respectively. Related parties advanced the Company approximately $262,000 and $150,000 during 2017 and 2016, respectively.

10.	OPERTATING LEASES:

The Company has two operating leases with unrelated third parties for office space at the Vancouver, Canada and Connecticut, United States locations.

The lease at the Vancouver, Canada location is on a month to month basis with monthly rental payments of $3,575 (CND). For the years ended December 31, 2017 and 2016 rent expense was $32,970 and $27,219, respectively.

The lease at the Connecticut, United States location is on a month to month basis with monthly rental payments of $500. For the years ended December 31, 2017 and 2016 rent expense was $6,000 each year.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

11.	Quarterly Financial Information (Unaudited):	The following table summarizes selected quarterly data for the years ended December 31, 2017 and 2016:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017:
Revenue	$-0-	$-0-	$-0-	$-0-	$-0-
Expenses	(50,405)	(56,288)	(86,086)	(37,920)	(230,699)
Net Gain(Loss)	(50,405)	(56,288)	(86,086)	(37,920)	(230,699)

Net gain(loss) per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

2016:
Revenue	$-0-	$-0-	$-0-	$-0-	$-0-
Expenses	(91,763)	(166,968)	(124,803)	(69,706)	(453,240)
Net Gain(Loss)	(91,763)	(166,968)	(124,803)	(69,706)	(453,240)

Net gain(loss) per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

12.	SUBSEQUENT eVENT:	None.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A	Control and Procedures

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

Name	Age	Position	Period of Service
Anton J. Drescher (1)	61	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Maurice Loverso (1)	57	Director	Since 2003
Rowland Perkins	67	Director, President and Chief Executive Officer	Since 2005
Tom Perovic	65	Director	Since 2011
Ron Wages (1)	55	Director	Since 2011

(1)	Member of the Audit Committee

Anton Drescher, Maurice Loverso, Rowland Perkins, Tom Perovic and Ron Wages were elected as directors of Oculus VisionTech, Inc. at the shareholders meeting held on December 30, 2011.

Executive Officers and Directors of the Company:

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been Chief Financial Officer of Oculus since December 1994.  During the past 5 years, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves as a director and/or officer of the following public companies: International Tower Hill Mines Ltd. (ITH - TSX) since October 1991, Xiana Mining Inc. (XIA – TSX.V) since December 1998; RavenQuest Biomed Inc.  (RQB – CSE) since April 2007, Trevali Mining Corp. (TV – TSX) since 2008 and Corvus Gold, Inc. (KOR – TSX) since August 2010.  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

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

Rowland Perkins – President, Chief Executive Officer and Director

Mr. Perkins is currently the President and CEO of Globalworx Inc. a digital data service provider specializing in Computer Cloud Services. Mr. Perkins has over 35 years of business experience and 20 years of experience with public companies. In addition, Mr. Perkins is a director of publicly traded companies; Corvus Gold Inc. since 2010, Oculus Visiontech Inc. since January 2005. Mr. Perkins has a degree in Economics from the University of Manitoba (1972).

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

The Audit Committee meets with our independent auditors at least quarterly to discuss the results of the annual audit or interim periodic reviews and to review the financial statements; appoints the independent auditors to be retained; oversees the independence of the independent accountants; evaluates the independent auditors’ performance; approves fees paid to independent auditors and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met informally by telephone conference four times and signed four consent resolutions during each of fiscal 2017 and 2016.

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

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2017, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

	Summary Compensation				Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compensation
		$	$	$	$		$	$

Drescher,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Anton	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO

Loverso,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Maurice	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

Perkins,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rowland	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO

Pervic,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tom	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

Wages	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

No stock options were granted to the Named Executive Officers during the years ended December 31, 2017 and 2016.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2017 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Drescher, Anton	-0-	-0-	0 / 0	N/A/	/ $0
Loverso, Maurice	-0-	-0-	0 / 0	N/A/	/ $0
Perkins, Rowland	-0-	-0-	0 / 0	N/A/	/ $0
Pervic, Tom	-0-	-0-	0 / 0	N/A/	/ $0
Wages, Ron	-0-	-0-	0 / 0	N/A/	/ $0

(1)	On December 31, 2016, the average of the high and low bid prices of the common shares on the OTC BB was $0.07.

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

Item 13.      Certain Relationships and Related Transactions.

In 2017 and 2016, we reimbursed for expenses of $31,622 and $25,770, respectively, to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher and we paid 4C, Inc. $47,000 and $149,000, respectively, for research and development, a company owned by Tom Perovic’s spouse.

Item 14.      Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by KWCO, P.C. for the audit of our annual financial statements for the years ended December 31, 2017 and 2016.

Year ended December 31	2017	2016
Audit fees	$15,725	$23,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$15,725	$23,000

The Audit Committee reviews all audit and non-audit related fees at least annually. The Audit Committee pre-approved all audit and non-audit related services in fiscal 2017 and 2016.

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

OCULUS VISIONTECH, INC.

Dated: March 29th, 2018	By:	/s/ Rowland Perkins
Rowland Perkins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rowland Perkins	Chief Executive Officer, Director	March 29th, 2018
Rowland Perkins

/s/ Anton J. Drescher	Chief Financial Officer, (principal	March 29th, 2018
Anton J. Drescher	financial officer and principal
accounting officer), Director

/s/ Maurice Loverso	Director	March 29th, 2018
Maurice Loverso

/s/ Tom Perovic	Director	March 29th, 2018
Tom Perovic

/s/ Ron Wages	Director	March 29th, 2018
Ron Wages