Form 10-K
period 2018-12-31
OCULUS VISIONTECH INC.
filed 2019-03-29
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

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

Exchange Rate for Canadian Dollar

The accounts for Oculus are maintained in Canadian dollars which is the Company's functional currency. All dollar amounts contained herein are expressed in U.S. dollars, except as otherwise indicated. As at March 26, 2019, the exchange rate for Canadian dollars/United States dollars based on the Bank of Canada closing rate was $1.00 (CDN) = $0.7470 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2018 and 2017.

	Years ended December 31,
	2018	2017
At End of Year	0.7330	0.7971
Average	0.7632	0.7708
High	0.7967	0.8245
Low	0.7330	0.7276

PART I

Item 1.       Description of Business

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

Our executive and corporate offices are located at Suite 507, 837 West Hastings Street, Vancouver, British Columbia, Canada, V6C 3N6. Our telephone number is 1-800-321-8564 and our facsimile number is 604-685-5777. Our email address is contact@ovtz.com and our website is www.ovtz.com. Our common shares are listed for trading on the TSX Venture Exchange (TSX.V – OVT, OTCQB – OVTZ, FSE – USF1).

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

During fiscal 2018 and 2017, our research and development expenditures were $4,763 and $81,076, respectively.

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

To date, we have not generated a profit or significant revenue from operations and in fact have incurred substantial losses. For the year ended December 31, 2018 we maintained $735,534 of negative working capital but sustained a net loss of $183,279 and had an accumulated deficit of $41,193,831.

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

We expect that we will require approximately $1,000,000 to $3,500,000 in financing to meet our working capital needs for the remainder of 2019 and further financing thereafter. If our capital requirements vary materially from those currently planned, we may require additional financing. We have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to remain in business.

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

Our sales were $-0- in 2018 and 2017. We expect that a small number of customers will account for a substantial portion of our revenue in the foreseeable future. The inability to increase the number of customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

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

The trading price of our common shares has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors including variations in quarterly operating results, new products or services offered by us or our competitors, conditions or trends in the Internet and online commerce industries, changes in the economic performance and/or market valuations of other Internet and online service companies, and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations, including large price drops in 2017, 2015, 2011, 2010, 2009, 2008, 2003, 2002 and 2001, that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common shares, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against affected companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

	TSX (Symbol “OVT”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2017	1.14	0.41
Second Quarter 2017	1.14	0.30
Third Quarter 2017	0.38	0.17
Fourth Quarter 2017	0.35	0.17
First Quarter 2018	0.13	0.09
Second Quarter 2018	0.15	0.09
Third Quarter 2018	0.13	0.08
Fourth Quarter 2018	0.12	0.07

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2017	0.90	0.25
Second Quarter 2017	0.89	0.22
Third Quarter 2017	0.45	0.12
Fourth Quarter 2017	0.27	0.04
First Quarter 2018	0.10	0.07
Second Quarter 2018	0.12	0.07
Third Quarter 2018	0.10	0.05
Fourth Quarter 2018	0.11	0.06

Holders

As of March 29th, 2019 there were 45,572,568 common shares outstanding, held by 1,257 shareholders of record. However, beneficial holders of the Company's common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is 1,257, the number of registered holders may not be representative of the number of beneficial owners.

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

During the years ended December 31, 2018 and 2017, the Company had no options, warrants and rights granted, issued, exercised or outstanding under any equity compensation plan.

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

As more fully discussed below we have not been profitable, and our revenues for 2018 were $-0-. We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, both for the remainder of fiscal 2019 and thereafter, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

Results of Operations

Revenues

Revenues for the year ended December 31, 2018 and for the year ended December 31, 2017 were $-0-.

Expenses

Total operating expenses for fiscal 2018 were $183,279, compared with $230,699 for fiscal 2017. For the years 2018 and 2017, cost of sales were $-0-.

Our management and employee agreed to no compensation for fiscal 2018 and 2017. Product marketing costs decreased due to management’s decision to direct our efforts toward the completion of the product. Administrative expenses have decreased due to management decision to downsize operation until the product is available for sale.

Fiscal 2018 versus fiscal 2017

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™ with a related party.  Research and development expenses decreased to $4,763 for fiscal 2018, from $81,076 for the comparable period in fiscal 2017.

Selling, general and administrative expenses were $178,516 for fiscal 2018, as compared to $149,623 for fiscal 2016. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations. The primary components of the increases from fiscal 2018 to fiscal 2017 were:

●	a $36,400 increase in fiscal 2018 in marketing expense was due to the cost of the production of a product video: and

●	a $4,234 increase in filing fees.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for fiscal 2018 was $183,279, compared with a net loss of $230,699 for fiscal 2017.

Liquidity and Capital Resources

At December 31, 2018 our cash position was $5,572, an increase of $5,572 from December 31, 2017. We had a negative working capital of $735,534 and an accumulated deficit of $41,193,831 at December 31, 2018.

Our principal source of cash during fiscal 2017 was $152,878 from management from advances.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2018, have stated that there is substantial doubt about our ability to continue as a going concern. As of December 31, 2018, we had $5,572 in cash. We will require an additional $1 million to $3 million to finance operations for the fiscal 2018 and we intend to obtain such financing through sales of our equity securities. The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $1 million to $3 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities. Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $1.0 million to $3 million for fiscal 2019. We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2018 we have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting issuer, the Company is not required to provide the information under this Item.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-14 of this Report and are incorporated herein by reference.

Oculus VisionTech, Inc

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

OCULUS VISIONTECH, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Oculus VisionTech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oculus VisionTech Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/KWCO, PC
KWCO, PC

We have served as the Company’s auditor since 2011.

Odessa, Texas

March 29, 2019

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

Our report to the Board of Directors dated March 29, 2019, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

/S/ KWCO, P.C.

KWCO, P.C.

Odessa, Texas

March 29, 2019

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31,	2018	2017

ASSETS

Current Assets:
Cash and cash equivalents	$5,572	$-
Prepaid expenses and other current assets	1,192	28,871
Total current assets	6,764	28,871

Deferred Tax Assets, net of valuation allowance of $6,545,000 and $6,507,000 , respectively	-	-

Total Assets	$6,764	$28,871

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$56,877	$48,583
Accounts payable and accrued expenses - related parties	685,421	532,543

Total current liabilities	742,298	581,126

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock - no par value; authorized 500,000,000 shares, issued and outstanding 45,572,568	40,458,297	40,458,297
Accumulated deficit	(41,193,831)	(41,010,552)
Stockholders' deficiency	(735,534)	(552,255)
Total Liabilities and Stockholders' Deficiency	$6,764	$28,871

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2018	2017

Expenses:
Research and development	$4,763	$81,076
Selling, general and administrative	178,516	149,623
Total expenses	(183,279)	(230,699)
Loss from operations	(183,279)	(230,699)
Net loss	$(183,279)	$(230,699)

Net loss per share - basic and diluted	$-	$(.01)

Weighted-average number of common shares outstanding - basic and diluted	45,572,568	45,572,568

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	(Deficiency)

Balance at January 1, 2017	45,572,568	$40,458,297	$(40,779,853)	$(321,556)
Net loss			(230,699)	(230,699)

Balance at December 31, 2017	45,572,568	40,458,297	(41,010,552)	(552,255)
Net loss	-	-	(183,279)	(183,279)
Balance at December 31, 2018	45,572,568	$40,458,297	$(41,193,831)	$(735,534)

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2018	2017

Cash flows from operating activities:
Net loss	$(183,279)	$(230,699)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable
Decrease (increase) in prepaid expenses and other current assets	27,679	280
Increase (decrease) in accounts payable and accrued expenses	8,294	(38,884)
Increase (decrease) in accounts payable and accrued expenses due to related parties	152,878	262,878
Net cash used in operating activities	5,572	(6,425)

Net increase in cash and cash equivalents	5,572	(6,425)

Cash and cash equivalents at beginning of year	-	6,425
Cash and cash equivalents at end of year	$5,572	$-

Non-cash investing and financing activities:

Prepaid expenses and other current assets	0	-33000
Accounts payable and accrued expenses	0	33000

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1.	BASIS OF PRESENTATION:	The following consolidated financial statements present the financial results of Oculus VisionTech, Inc., and its wholly owned subsidiary USVO Inc. on a consolidated basis.

2.	BUSINESS:	Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions. At December 31, 2018 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

3.	SUMMARY OF Significant Accounting Policies:	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $183,279 and $230,699 for the years ended December 31, 2018 and 2017, respectively. In addition, the Company has a negative working capital of $735,534 and an accumulated deficit of $41,193,831 at December 31, 2018. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

3.	SUMMARY OF SIGNIFICANT ACCOUNTING	The Company sells its products to customers on an open credit basis. The Company’s trade accounts receivable are due from such customers and are generally uncollateralized. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts. As of December 31, 2018 and 2018, the Company had no account receivable.
POLICIES:
	(continued)	Revenue from hardware product sales is recognized when the product has been shipped and the collection of payment is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering services sales are recognized upon the service having been provided. The Company had no hardware product sales in 2018 or 2017.

Revenue from software sales is recognized when the product has been delivered. Revenue from multiple element contracts (hardware, software and engineering) is allocated to the various elements based on fair value. If objective evidence of fair value is not available, revenue from these contracts is deferred until the earlier of when objective evidence of fair value does exist or all elements of the contract have been delivered. Discounts will be applied to each element on a proportionate basis. No portion of the revenue will be recognized if the portion of the revenue allocable to delivered elements is subject to forfeiture, refund or other concession. The Company had no software sales in 2018 or 2017.

Revenue is recognized for digital water marking based on a contracted usage schedule on a monthly billing cycle. Revenue for digital watermarking software usage totaled $-0- in 2018 and 2017.

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

The foreign assets and liabilities of the Company are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at December 31, 2018 and 2017.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. As of December 31, 2018 and 2017 there were no potentially issuable common stock, except for stock purchase warrants.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

4.   PREPAID EXPENSES and other current assets:

Prepaid expenses and other current assets consist of the following:
December 31,	2018	2017
Taxes Receivable – Canadian GST	1,192	2,271
Prepaid Marketing -- Video	-0-	26,600
	$1,192	$28,871

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

December 31,	2018	2017
Accounts payable	$28,745	$17,698
Accrued professional fees	24,825	27,578
Accrued payroll and related tax withholdings	3,307	3,307
	$56,877	$48,583

Accounts payable and accrued expenses - related parties consist of accounts payable for research and development, advances and accrued interest on related party debt.

6. STOCKHOLDERS' EQUITY:	The Company has one class of no par value common stock with 500,000,000 authorized shares and 45,572,568 outstanding on December 31, 2018 and 2017.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

During the years ended December 31, 2018 and 2017, the Company had no options granted, issued, exercised or outstanding.

The following table summarizes information about warrants outstanding at December 31, 2018.

Year ended	2018		2017
December 31,
	Number of	Range of	Number of	Range of
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at beginning of year	-	$0.07 (CND)	464,000	$0.07 (CND)
Issued	-	N/A	-	N/A
Exercised	-	N/A	-	N/A
Expired	-	N/A	464,000	N/A
Outstanding at end of year	-	N/A	-	$0.07 (CND)

Warrants issued in October 2015 have a contractual life of two years from date of issuance.

8. income taxes:

As of December 31, 2018 the Company had deferred tax assets resulting primarily from net operating loss carry forwards of approximately $31,166,000, which are available to offset future taxable income, if any, through 2035. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided (tax rates have been adjusted for Tax Cuts and Job Act).

The components of the net deferred tax assets are as follows:

December 31,	2018		2017
Net operating loss carryforwards		$6,545,000		$6,507,000
Valuation allowance		(6,545,000)		(6,507,000)
Net deferred tax assets	$	- 0 -	$	- 0 -

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2018	2017
Federal statutory tax rate	21%	21%
Valuation allowance on net operating carryforwards	(21)	(21)
Effective income tax rate	- 0 -%	- 0 -%

As of December 31, 2018, open Federal income tax years subjected to examination, include the tax years ended December 31, 2017 through December 31, 2015. Tax carry forwards begin to expire in 2019.

9. Related Parties:

The Company for the years ended December 31, 2018 and 2017 reimbursed a related party $19,552 and $31,622, respectively. The Company incurred expenses from a related party of $-0- and $47,490 for research and development for the years ended December 31, 2018 and 2017, respectively. Related parties advanced the Company approximately $153,000 and $262,000 during 2018 and 2017, respectively.

10. OPERTATING LEASES:

The Company has two operating leases with unrelated third parties for office space at the Vancouver, Canada and Connecticut, United States locations.

The lease at the Vancouver, Canada location is on a month to month basis with monthly rental payments of $3,575 (CND). For the years ended December 31, 2018 and 2017 rent expense was $33,243 and $32,970, respectively.

The lease at the Connecticut, United States location is on a month to month basis with monthly rental payments of $500. For the years ended December 31, 2018 and 2017 rent expense was $6,000 each year.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

11. Quarterly Financial Information (Unaudited):	The following table summarizes selected quarterly data for the years ended December 31, 2018 and 2017:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018:
Revenue	$-0-	$-0-	$-0-	$-0-	$-0-
Expenses	(37,861)	(27,824)	(25,984)	(91,610)	(183,279)
Net Gain(Loss)	(37,861)	(27,824)	(25,984)	(91,610)	(183,279)

Net gain(loss) per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

2017:
Revenue	$-0-	$-0-	$-0-	$-0-	$-0-
Expenses	(50,405)	(56,288)	(86,086)	(37,920)	(230,699)
Net Gain(Loss)	(50,405)	(56,288)	(86,086)	(37,920)	(230,699)

Net gain(loss) per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

12. SUBSEQUENT eVENT:	None.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A	Control and Procedures

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

Name	Age	Position	Period of Service
Anton J. Drescher (1)	62	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Maurice Loverso (1)	58	Director	Since 2003
Rowland Perkins	68	Director, President and Chief Executive Officer	Since 2005
Tom Perovic	66	Director	Since 2011
Ron Wages (1)	56	Director	Since 2011

(1)	Member of the Audit Committee

Anton Drescher, Maurice Loverso, Rowland Perkins, Tom Perovic and Ron Wages were elected as directors of Oculus VisionTech, Inc. at the shareholders meeting held on December 30, 2011.

Executive Officers and Directors of the Company:

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been Chief Financial Officer of Oculus since December 1994.  During the past 5 years, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves as a director and/or officer of the following public companies: International Tower Hill Mines Ltd. (ITH - TSX) since October 1991, Xiana Mining Inc. (XIA – TSX.V) since December 1998; Ravencrest BioMed, Inc. (RBQ – CNSX) since April 2007, Trevali Mining Corp. (TV – TSX) since 2008 and Corvus Gold, Inc. (KOR – TSX) since August 2010.  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

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

The Audit Committee meets with our independent auditors at least quarterly to discuss the results of the annual audit or interim periodic reviews and to review the financial statements; appoints the independent auditors to be retained; oversees the independence of the independent accountants; evaluates the independent auditors’ performance; approves fees paid to independent auditors and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met informally by telephone conference four times and signed four consent resolutions during each of fiscal 2018 and 2017.

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

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2018, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compen- sation $	Restricted Stock Award(s) $	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen- sation

Drescher,	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Anton	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO

Loverso,	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Maurice	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

Perkins,	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rowland	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO

Pervic,	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tom	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

Wages	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

No stock options were granted to the Named Executive Officers during the years ended December 31, 2018 and 2016.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2018 and stock options held at year end.

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

(1) On December 31, 2017, the average of the high and low bid prices of the common shares on the OTC BB was $0.07.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 25th, 2019, the number of our outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

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

Item 13.  Certain Relationships and Related Transactions.

In 2018 and 2017, we reimbursed for expenses of $19,522 and $31,622, respectively, to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher and we paid 4C, Inc. $-0- and $47,000, respectively, for research and development, a company owned by Tom Perovic’s spouse.

Item 14.  Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by KWCO, P.C. for the audit of our annual financial statements for the years ended December 31, 2018 and 2017.

Year ended December 31	2018	2017
Audit fees	$16,825	$15,725
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$16,825	$15,725

The Audit Committee reviews all audit and non-audit related fees at least annually. The Audit Committee pre-approved all audit and non-audit related services in fiscal 2018 and 2017.

PART IV

Item15.	Exhibits, Financial Statements to Shareholders and Reports on Form 8-K.

(a)(1)	Financial Statements Independent Auditors' Reports Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Comprehensive Operations Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements

(a)(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto included in this Report.

(b)	Reports on Form 8-K

During the last quarter of the fiscal year covered by this Report, we did not file any reports on Form 8K.

(c)	Exhibits

3.1	Articles of Amendment (Wyoming) filed January 26, 2012.

3.2	Articles of Continuance (Wyoming) filed February 16, 1995 (incorporated by reference from Exhibit 3.1 to the registrant's Form 10).

3.3	Articles of Amendment (Alberta) filed January 3, 1995 (incorporated by reference from Exhibit 3.2 to the registrant's Form 10).

3.4	Articles of Amendment (Alberta) filed June 28, 1993 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.5	Articles of Amendment (Alberta) filed April 6, 1992 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.6	Articles of Amendment (Alberta) filed September 1, 1989 (incorporated by reference from Exhibit 3.5 to the registrant's Form 10).

3.7	Articles of Incorporation (Alberta) filed April 18, 1986 (incorporated by reference from Exhibit 3.6 to the registrant's Form 10).

3.8	Bylaws (incorporated by reference from Exhibit 3.7 to the registrant's Form 10).

4.3	Share Option Plan (incorporated by reference from Exhibit 4.3 to the registrant's Form 10).

10.4	Alliance Partner Agreement dated November 11, 1999, between Exodus Communications, Inc. and registrant (incorporated by reference from Exhibit 10.4 to the registrant's Form 10).

21.	Subsidiaries of the Registrant:

Name	State of Incorporation	Status

USA Video (California) Corporation	Nevada	Dissolved
USA Video Corporation	Texas	Dissolved
Old Lyme Video Productions Inc.	Wyoming	Dissolved
USA Video Technology Corporation	Wyoming	Dissolved
USVO, Inc.	Connecticut	Active

31.1	Certification of the Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH, INC.

By: /s/ Rowland Perkins
Dated: March 29th , 2019	Rowland Perkins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rowland Perkins	Chief Executive Officer, Director	March 29, 2018
Rowland Perkins

/s/ Anton J. Drescher	Chief Financial Officer, (principal	March 29, 2019
Anton J. Drescher	financial officer and principal
accounting officer), Director

/s/ Maurice Loverso	Director	March 29, 2019
Maurice Loverso

/s/ Tom Perovic	Director	March 29, 2019
Tom Perovic

/s/ Ron Wages	Director	March 29, 2019
Ron Wages