Form 10-Q
period 2019-03-31
OCULUS VISIONTECH INC.
filed 2019-05-13
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes   ☑      No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes    ☐      No ☑

As of May 13, 2019, there were 45,572,568 shares of the registrant’s common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common
Common stock - no par value	OVTZ	Over The Counter Bulletin Board
Preferred stock - no par value	N/A	N/A
Common stock - no par value	OVT	TSX Venture Exchange
Common stock - no par value	USF1	Frankfurt Stock Exchange

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$5,886	$5,572
Prepaid expenses and other current assets	1,290	1,192
Total current assets	7,176	6,764

Deferred Tax Assets, net of valuation allowance of $6,556,000 and $6,545,000, respectively	-	-
Total Assets	$7,176	$6,764

LIABILITIES AND STOCKHOLDERS' DEFICENCY

Current Liabilities:
Accounts payable and accrued expenses	$49,695	$56,877
Accounts payable and accrued expenses - related parties	745,695	685,421
Total current liabilities	795,390	742,298

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 45,572,568	40,458,297	40,458,297
Accumulated deficit	(41,246,511)	(41,193,831)
Stockholders' deficiency	(788,214)	(735,534)
Total Liabilities and Stockholders' Deficiency	$7,176	$6,764

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended
	March 31,	March 31,
	2019	2018
Revenue	$-	$-

Expenses:
Research and development	-	1,617
Selling, general and administrative	52,680	36,244

Total expenses	52,680	37,861
Loss from operations	(52,680)	(37,861)

Other income (expense)
Interest income (expense)	-	-

	-	-

Net loss	$(52,680)	$(37,861)

Net loss per share - basic and diluted	$(.00)	$(.00)
Weighted-average number of common shares outstanding - basic and diluted	45,572,568	45,572,568

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)

(Unaudited)
	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficiency

Balance at January 1, 2019	45,572,568	$40,458,297	$(41,193,831)	$(735,534)
Net loss			(52,680)	(52,680)

Balance at March 31, 2019	45,572,568	$40,458,297	$(41,246,511)	$(788,214)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Three months ended March 31,	2018	2017
(Unaudited)
Cash flows from operating activities:
Net loss	$(52,680)	$(37,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-
Decrease (increase) in prepaid expenses and other current assets	(98)	(2,520)
Increase (decrease) in accounts payable and accrued expenses	(7,182)	(13,370)
Increase (decrease) in accounts payable and accrued expenses due to related parties	60,274	54,698

Net cash used in operating activities	314	947

Net increase in cash and cash equivalents	314	947

Cash and cash equivalents at beginning of period	5,572	-
Cash and cash equivalents at end of period	$5,886	$947

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

(Stated in US Dollars)

(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual financial statements for Oculus VisionTech Inc. (“Oculus” or the “Company”) most recently completed fiscal year ended December 31, 2018. These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2018, except when disclosed below.

The accompanying consolidated financial statements include the accounts of Oculus and its wholly-owned subsidiary, USVO Inc. All intercompany balances and transactions have been eliminated upon consolidation.

In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

2.	GOING CONCERN

The accompanying unaudited condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred loss of $52,680 for the three month period ended March 31, 2019 and, in addition the Company incurred losses of $183,279 and $230,699 for the years ended December 31, 2018 and 2017, respectively. As of March 31, 2019, the Company had an accumulated deficit of $41,246,511 and a working capital deficit of $788,214. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

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

RESULTS OF OPERATIONS

Sales

Sales for the three month period ended March 31, 2019 and 2018 were $-0-

Cost of Sales

The cost of sales for the three months ended March 31, 2019 and 2018 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the three months ending March 31, 2019.  We continue to develop and market C-DPS – Cloud Document Protection System. Professional fees increased due to management’s decision review and update corporate requirements and procedures. Administrative expenses have increased as a result.

Selling, general and administrative expenses for the three months ended March 31, 2019 increased by $16,436 to $52,680 from $36,244 for the three months ended March 31, 2018.

Professional expenses for the three months ended March 31, 2019, increased to $10,664 from $6,016 for the comparable period in 2018. We incurred increased costs in 2019 due to preparation of the shareholder meeting.

Website expenses for the three months ended March 31, 2019, increased to $1,815 from $1,047 for the comparable period in 2018. We incurred increased costs in 2019 due to expanded capabilities.

Marking expenses for the three months ended March 31, 2019, increased to $3,600 from $-0- for the comparable period in 2018. We incurred increased costs in 2019 due to completion of the company’s new product line demonstration in 2019.

Salaries and fees for the three months ended March 31, 2019 and 2018 were $-0-. No costs were incurred due to management and employee reductions.

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

Research and Development

Research and development costs for the three months ended March 31, 2019, decreased to by $1,167 to $-0- from $1,617 for the comparable period in 2018. We incurred decreased costs in 2019 due to management’s decision to develop C-DPS – Cloud Document Protection System in house.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended March 31, 2019 was $52,680 compared with a net loss of $37,861 for 2018.

Liquidity and Capital Resources

At March 31, 2019, our cash position was $5,886, compared $5,572 at December 31, 2018. We had a working capital deficit of $788,214 and an accumulated deficit of $41,246,511 at March 31, 2019.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During the three months ended March 31, 2019, related parties advanced the Company $60,273.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

RELATED PARTY TRANSACTIONS

The Company for the three months ended March 31, 2019 and 2018 reimbursed a related party $6,015 and $6,174, respectively. The Company incurred expenses from a related party of $1,617 for research and development for the three months ended March 31, 2018

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the quarterly period ended March 31, 2019, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2018 filed with the SEC on March 31, 2019. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

The Company held its shareholders meeting on April 30, 2019, at which the shareholders approved the election of directors, appointed KCPO, PC as auditors, adopted the share consolidation plan and, the Company’s stock option plan. Voting results are as follows:

			Outcome of Vote	Votes For	Votes Against	Votes Withheld/ Abstained	Votes Spoiled

1.	Fixing the number of directors at five		Carried	12,740,971	39,584	0	0

2.	The election of the following directors:
	(i)	ROWLAND PERKINS	Carried	12,329,095		451,460	0
				99.69%		3.53%
	(ii)	ANTON J. DRESCHER	Carried	12,318,593		461,962	0
				96.39%		3.61%
	(iii)	MAURICE LOVERSO	Carried	12,332,556		477,999	0
				96.49%		3.51%
	(iv)	TOM PEROVIC	Carried	12,344,815		435,740	0
				96.59%		3.41%

		Outcome of Vote	Votes For	Votes Against	Votes Withheld/ Abstained	Votes Spoiled
	(i) RON WAGES	Carried	12,353,995		426,560	0
			96.66%		3.34%

3.	Appointment of KCPO, PC, as auditors of the Company and authorizing the directors to fix their remuneration	Carried	22,187,962 98.52%		332,843 1.48%	0

4.	Approval of Share Consolidation on an up to 15:1 basis	Carried	11,679,341	1,101,214		0
			91.38%	8.62%

5.	Approval of 2019 Stock Option Plan	Carried	12,435,465	397,638		0
			96.90%	3.10%

Item 6.	Exhibits.

The information required by this Item is set forth on the exhibit index.

Exhibit No.	Description

EX-31.1	Certification of CEO

EX-31.2	Certification of CFO

EX-32.1	SOX Certifiaction of CEO

EX-32.2	SOC Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH INC.

May 13, 2019	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

May 13, 2019	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)