Form 10-Q
period 2019-09-30
OCULUS VISIONTECH INC.
filed 2019-11-14
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 67,022,568 shares of the registrant’s common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common
Common stock - no par value	OVTZ	Over The Counter Bulletin Board
Preferred stock - no par value	N/A	N/A
Common stock - no par value	OVT	TSX Venture Exchange
Common stock - no par value	USF1	Frankfurt Stock Exchange

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$412,892	$5,572
Prepaid expenses and other current assets	731	1,192
Total current assets	413,623	6,764

Deferred Tax Assets, net of valuation allowance of $6,580,000 and $6,545,000, respectively	-	-
Total Assets	$413,623	$6,764

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICENCY)

Current Liabilities:
Accounts payable and accrued expenses	$8,171	$56,877
Accounts payable and accrued expenses - related parties	129,267	685,421
Total current liabilities	137,438	742,298

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 67,022,568 and 45,572,568, respectively	41,634,999	40,458,297
Accumulated deficit	(41,358,814)	(41,193,831)
Stockholders' equity (deficiency)	276,185	(735,534)
Total Liabilities and Stockholders' Equity (Deficiency)	$413,623	$6,764

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-

Expenses:
Cost of sales	-	-	-	-
Research and development	-	-	-	1,819
Selling, general and administrative	43,098	25,984	165,264	89,850

Total expenses	43,098	25,984	165,264	91,669
Loss from operations	(43,098)	(25,984)	(165,264)	(91,669)

Other income (expense)
Interest income (expense)	281	-	281	-

	281	-	281	-

Net loss	$(42,817)	$(25,984)	$(164,983)	$(91,669)

Net loss per share - basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)
Weighted-average number of common shares outstanding - basic and diluted	67,022,568	45,572,568	53,665,425	45,572,568

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Stated in US Dollars)
(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity
				(Deficiency)

Balance at January 1, 2019	45,572,568	$40,458,297	$(41,193,831)	$(735,534)
Sale of common stock, net of $32,416 of issuance cost	21,450,000	1,176,702	-	1,176,702
Net loss			(164,983)	(164,983)

Balance at September 30, 2019	67,022,568	$41,634,999	$(41,358,814)	$276,185

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Nine months ended September 30,	2019	2018
(Unaudited)
Cash flows from operating activities:
Net loss	$(164,983)	$(91,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	461	(6,056)
Increase (decrease) in accounts payable and accrued expenses	(48,706)	(2,994)
Increase (decrease) in accounts payable and accrued expenses due to related parties	(556,154)	101,313

Net cash used in operating activities	(769,382)	594

Cash flows from financing activities
Proceeds from the sale of common stock	1,176,702	-
Net cash from financing activities	1,176,702	-

Net increase in cash and cash equivalents	407,320	594

Cash and cash equivalents at beginning of period	5,572	-
Cash and cash equivalents at end of period	$412,892	$594

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred a loss of $164,983 for the nine month period ended September 30, 2019 and, in addition the Company incurred losses of $183,279 and $230,699 for the years ended December 31, 2018 and 2017, respectively. As of September 30, 2019, the Company had an accumulated deficit of $41,358,814 and a working capital deficit of $276,185. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

3.	COMMON STOCK

On June 19, 2019, the Company issued 7,500,000 units to employee and directors at $0.075 CND per unit. Each unit consisted of one share of common stock.

On June 19, 2019, the Company issued 13,950,000 units to investors at $0.075 CND per unit. Each unit consisted of one share of common stock.

4.	STOCK OPTIONS

On September 30, 2019, the Company adopts Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. The Company has reserved up to 6,702,257 options to grant under the Plan based on the fee calculation table. The Company has not issued stock options from the plan as of the date of this statement.

5.	SUBSEQUENT EVENTS

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine month period ended September 30, 2019 and 2018 were $-0-

Cost of Sales

The cost of sales for the nine months ended September 30, 2019 and 2018 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the nine months ending September 30, 2019.  We continue to develop and market C-DPS – Cloud Document Protection System. Professional fees increased due to management’s decision review and update corporate requirements and procedures. Administrative expenses have increased as a result.

Selling, general and administrative expenses for the nine months ended September 30, 2019 increased by $75,414 to $165,264 from $91,669 for the nine months ended September 30, 2018.

Professional expenses for the nine months ended September 30, 2019, increased to $34,660 from $13,353 for the comparable period in 2018. We incurred increased costs in 2019 due to preparation of the shareholder meeting, private placement and stock option plan.

Filing fees for the nine months ended September 30, 2019, increased to $18,158 from $5,614 for the comparable period in 2018. We incurred increased costs in 2019 due to a private placement and stock option plan.

Marketing expenses for the nine months ended September 30, 2019, increased to $8,600 from $-0- for the comparable period in 2018. We incurred increased costs in 2019 due to completion of the company’s new product line demonstration in 2019.

Salaries and fees for the nine months ended September 30, 2019 and 2018 were $-0-. No costs were incurred due to management and employee reductions.

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

Research and Development

Research and development costs for the nine months ended September 30, 2019, decreased to by $1,819 to $-0- from $1,819 for the comparable period in 2018. We incurred decreased costs in 2019 due to management’s decision to develop C-DPS – Cloud Document Protection System in house.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the nine months ended September 30, 2019 was $164,983 compared with a net loss of $91,669 for 2018.

Liquidity and Capital Resources

At September 30, 2019, our cash position was $412,892, compared $5,572 at December 31, 2018. We had a working capital deficit of $276,185 and an accumulated deficit of $41,358,814 at September 30, 2019.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During the nine months ended September 30, 2019, the Company issued on June 19, 2019 common stock and raised $1,176,702.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

RELATED PARTY TRANSACTIONS

The Company for the nine months ended September 30, 2019 and 2018 reimbursed a related party $17,587 and $19,522, respectively. The Company incurred expenses from a related party of $1,819 for research and development for the nine months ended September 30, 2018. The Company repaid advances from related parties in the amount of $622,277 in September 30, 2019.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the quarterly period ended September 30, 2019, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2018 filed with the SEC on September 30, 2019. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

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

The Company held its shareholders meeting on April 30, 2019, at which the shareholders approved the election of directors, appointed KCPO, PC as auditors, adopted the share consolidation plan and, the Company’s stock option plan. Voting results are as follows:

		Outcome of Vote	Votes For	Votes Against	Votes Withheld/ Abstained	Votes Spoiled

1.	Fixing the number of directors at five	Carried	12,740,971	39,584	0	0

2.	The election of the following directors:
	(i) ROWLAND PERKINS	Carried	12,329,095 99.69%		451,460 3.53%	0
	(ii) ANTON J. DRESCHER	Carried	12,318,593 96.39%		461,962 3.61%	0
	(iii) MAURICE LOVERSO	Carried	12,332,556 96.49%		477,999 3.51%	0
	(iv) TOM PEROVIC	Carried	12,344,815 96.59%		435,740 3.41%	0
	(v) RON WAGES	Carried	12,353,995 96.66%		426,560 3.34%	0

3.	Appointment of KWCO, PC, as auditors of the Company and authorizing the directors to fix their remuneration	Carried	22,187,962 98.52%		332,843 1.48%	0

4.	Approval of Share Consolidation on an up to 15:1 basis	Carried	11,679,341 91.38%	1,101,214 8.62%		0

5.	Approval of 2019 Stock Option Plan	Carried	12,435,465 96.90%	397,638 3.10%		0

Item 6.	Exhibits.

The information required by this Item is set forth on the exhibit index which follows the signature page of this report.

Exhibit No.	Description

EX-31.1	Certification of CEO

EX-31.2	Certification of CFO

EX-32.1	SOX Certifiaction of CEO

EX-32.2	SOC Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH INC.

November 14, 2019	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

November 14, 2019	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)