Form 10-K
period 2019-12-31
OCULUS VISIONTECH INC.
filed 2020-03-10
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

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

Yes ☐   No ☒.

As at March10th,202, there were 67,02,568 shares of the registrant's common stock outstanding

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

Exchange Rate for Canadian Dollar

The accounts for Oculus are maintained in Canadian dollars which is the Company's functional currency. All dollar amounts contained herein are expressed in U.S. dollars, except as otherwise indicated. As at March 7, 2020, the exchange rate for Canadian dollars/United States dollars based on the Bank of Canada closing rate was $1.00 (CDN) = $0.748 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2019 and 2018.

	Years ended December 31,
	2019	2018
At End of Year	0.7699	0.7330
Average	0.7537	0.7632
High	0.7699	0.7967
Low	0.7353	0.7330

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

We were incorporated on April 18, 1986, as "First Commercial Financial Group Inc." in the Province of Alberta, Canada. In 1989, our name was changed to "Micron Metals Canada Corp.", which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business. In 1995, we changed our name to "USA Video Interactive Corp." and continued out of the Province of Alberta into the State of Wyoming. At a shareholders meeting held on December 30, 2011, a resolution was passed to change our name to "Oculus VisionTech Inc." and to alter our share capital by way of a reverse stock split (share consolidation) on the basis of fifteen old common shares for one new common share. On January 25, 2012, we changed our name to "Oculus VisionTech Inc." and completed the reverse stock split. We had one wholly-owned subsidiary, USVO Inc., a corporation organized under the laws of the State of Connecticut that was dissolved December 30, 2019.

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

Going forward, we plan to license our Cloud-based Document Protection Services (Cloud-DPS) to select document distributors and allow these distributors to expand their Cloud-based service offerings for end-customers. We expect to differentiate the Cloud-DPS from our competitors on the basis of its core tamper-proof technology and by providing a superior process workflow and mobile user experience for document protection, processing and management for business to business (B2B) and business to consumer (B2C) customers. We also plan to develop our Cloud services and workflows to enable the mass market mobile users access these technologies while processing, storing and sharing their sensitive documents.

Proprietary Technologies

Our previous video-on-demand (VOD) systems, source-to-destination digital media delivery solution were based on our proprietary rich media delivery infrastructure and software and our Store and Forward Video-on-Demand patent. This patent expired in February of 2010. Subsequently, we have elected not to patent our Cloud-DPS technology.

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

During fiscal 2019 and 2018, our research and development expenditures were $-0- and $4,763, respectively.

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

To date, we have not generated a profit or significant revenue from operations and in fact have incurred substantial losses. For the year ended December 31, 2019 we maintained $248,303 of working capital but sustained a net loss of $192,865 and had an accumulated deficit of $41,386,696.

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

We expect that we will require approximately $1,000,000 to $3,500,000 in financing to meet our working capital needs for the remainder of 2020 and further financing thereafter. If our capital requirements vary materially from those currently planned, we may require additional financing. We have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to remain in business.

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

Our sales were $-0- in 2019 and 2018. We expect that a small number of customers will account for a substantial portion of our revenue in the foreseable future. The inability to increase the number of customers could limit our ability to maintain or increase our market share, or could cause revenue to drop quickly and unexpectedly.

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

We have not paid cash dividends in the past and does not expect to pay cash dividends in the foreseable future. Any return on investment may be limited to the value of the Company's common shares.

We have never paid cash dividends on its capital stock and does not anticipate paying cash dividends on its capital stock in the foreseable future. The payment of dividends on the Company's capital stock will depend on its earnings, financial condition and other business and economic factors affecting the Company at such time as the board of directors may consider relevant. If we do not pay dividends, its common shares may be less valuable because a return on your investment will only occur if the common shares price appreciates.

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

We do not anticipate paying dividends to shareholders in the foreseable future.

We have not paid dividends on our common shares and we intend, for the foreseable future, to invest any earnings in the further development of our business. Accordingly, shareholders should not expect to receive any dividends on their shares.

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

Item 1B.      Unresolved Staff Comments.

None.

Item 2.         Description of Properties.

 The Company's corporate headquarters are located at Suite 507, 837 West Hastings Street, Vancouver, British Columbia and are subject to an office space lease on a month-to-month basis. The monthly base rent is $3,950 (CAD dollars).

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

	TSX (Symbol “OVT”)
Period	High (Cdn $)	Low (Cdn $)
First Quarter 2018	0.13	0.09
Second Quarter 2018	0.15	0.09
Third Quarter 2018	0.13	0.08
Fourth Quarter 2018	0.12	0.07
First Quarter 2019	0.12	0.09
Second Quarter 2019	0.12	0.10
Third Quarter 2019	0.12	0.10
Fourth Quarter 2019	0.15	0.11

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2018	0.10	0.07
Second Quarter 2018	0.12	0.07
Third Quarter 2018	0.10	0.05
Fourth Quarter 2018	0.11	0.06
First Quarter 2019	0.12	0.07
Second Quarter 2019	0.10	0.07
Third Quarter 2019	0.10	0.07
Fourth Quarter 2019	0.12	0.08

Holders

As of March 9th, 2020 there were 67,022,568 common shares outstanding, held by 1,271 shareholders of record. However, beneficial holders of the Company's common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is 1,271, the number of registered holders may not be representative of the number of beneficial owners.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common
Common stock - no par value	OVTZ	Over The Counter Bulletin Board
Preferred stock - no par value	N/A	N/A
Common stock - no par value	OVT	TSX Venture Exchange
Common stock - no par value	USF1	Frankfurt Stock Exchange

Dividends

The Company has not declared or paid any dividends in the previous two years. The Company currently intends to retain future earnings, if any, for use in its business. The Company does not anticipate paying dividends on the common shares in the foreseable future. Any determination to pay any future dividends will remain at the discretion of the board of directors of the Company (the “Board of Directors”) and will be made taking into account the Company’s financial condition and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

The Company has a stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

On September 30, 2019, the Company adopted Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. The Company has reserved up to 6,702,257 options to grant under the Plan based on the fee calculation table. The Company has not issued stock options from the plan as of the date of this statement.

The Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended.

During the years ended December 31, 2019 and 2018, the Company had no options, warrants and rights granted, issued, exercised or outstanding under any equity compensation plan.

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

As more fully discussed below we have not been profitable, and our revenues for 2019 and 2018 were $-0-. We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, both for the remainder of fiscal 2019 and thereafter, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

Results of Operations

Revenues

Revenues for the year ended December 31, 2019 and for the year ended December 31, 2018 were $-0-.

Expenses

Total operating expenses for fiscal 2019 were $196,621, compared with $183,279 for fiscal 2018. For the years 2019 and 2018, cost of sales were $-0-.

Our management agreed to no compensation for fiscal 2019 and 2018. Product marketing costs decreased due to management’s decision to direct our efforts toward the completion of the product. Administrative expenses have decreased due to management decision to downsize operation until the product is available for sale.

Fiscal 2019 versus fiscal 2018

Research and development expenses consisted primarily of contractors, compensation, hardware, software, licensing fees, and new product applications for our proprietary MediaSentinel™ with a related party.  Research and development expenses decreased to $-0- for fiscal 2019, from $4,763 for the comparable period in fiscal 2018.

Selling, general and administrative expenses were $196,621 for fiscal 2019, as compared to $178,516 for fiscal 2019. Selling, general and administrative expenses consisted of marketing expenses, consulting fees, noncash compensation, office, professional fees, and other expenses to execute our business plan and for day-to-day operations. The primary components of the increases from fiscal 2019 to fiscal 2018 were:

●	a $9,643 increase in fiscal 2019 in professional fees was due to the cost of the a private placement: and

●	a $12,761 increase in filing fees.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for fiscal 2019 was $192,865, compared with a net loss of $183,279 for fiscal 2018.

Liquidity and Capital Resources

At December 31, 2019 our cash position was $382,452, an increase of $376,880 from December 31, 2018. We had a working capital of $248,303 and an accumulated deficit of $41,386,696 at December 31, 2019.

Our principal source of cash during fiscal 2019 was $1,176,702 from sale of common stock.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2019, have stated that there is substantial doubt about our ability to continue as a going concern. As of December 31, 2019, we had $382,452 in cash. We will require an additional $1 million to $3 million to finance operations for the fiscal 2020 and we intend to obtain such financing through sales of our equity securities. The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $1 million to $3 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities. Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $1 million to $3 million for fiscal 2020. We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2019 we have no off-balance sheet arrangements.

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

Oculus VisionTech, Inc

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

OCULUS VISIONTECH, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Oculus VisionTech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oculus VisionTech Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

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

Critical Audit Matters

The critical audit matters communicated below are the matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that:  (1) relate to the accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

A significant deficiency was noted related to the overall lack of internal controls over financial reporting.   The Company has weak internal controls because the Company does not have employees, and the size of the Company does not lend itself to the ability to design and implement effective internal controls.

/s/ KWCO, PC

KWCO, PC

We have served as the Company’s auditor since 2011.

Odessa, Texas

March 10. 2020

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

Our report to the Board of Directors dated March 9, 2020, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

/s/KWCO, PC

KWCO, PC

Odessa, Texas

March 10, 2020

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31,	2019	2018

ASSETS

Current Assets:
Cash and cash equivalents	$382,452	$5,572
Prepaid expenses and other current assets	1,267	1,192
Total current assets	383,719	6,764

Deferred Tax Assets, net of valuation allowance of $6,586,000 and $6,545,000 , respectively	-	-
Total Assets	$383,719	$6,764

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses	$5,431	$56,877
Accounts payable and accrued expenses - related parties	129,985	685,421
Total current liabilities	135,416	742,298

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock - no par value; authorized 500,000,000 shares, issued and outstanding 67,022,568 and 45,572,568	41,634,999	40,458,297
Accumulated deficit	(41,386,696)	(41,193,831)
Stockholders' equity (deficiency)	248,303	(735,534)
Total Liabilities and Stockholders' Equity (Deficiency)	$383,719	$6,764

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2019	2018

Expenses:
Research and development	$-	$4,763
Selling, general and administrative	196,621	178,516
Total expenses	(196,621)	(183,279)
Loss from operations	(196,621)	(183,279)

Other income
Interest income	449	-
Gain on settlements of accounts payable	3,307	-
Total other income	3,756	-
Net loss	$(192,865)	$(183,279)

Net loss per share - basic and diluted	$-	$-
Weighted-average number of common shares outstanding - basic and diluted	57,032,157	45,572,568

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Accumulated	Stockholders'
				Equity
	Shares	Amount	Deficit	(Deficiency)

Balance at January 1, 2018	45,572,568	$40,458,297	$(41,010,552)	$(552,255)
Net loss			(183,279)	(183,279)

Balance at December 31, 2018	45,572,568	40,458,297	(41,193,831)	(735,534)
Sale of common stock, net of $32,416 of issuance cost	21,450,000	1,176,702	-	1,176,702
Net loss	-	-	(192,865)	(192,865)
Balance at December 31, 2019	67,022,568	$41,634,999	$(41,386,696)	$248,303

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2019	2018

Cash flows from operating activities:
Net loss	$(192,865)	$(183,279)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(75)	27,679
Increase (decrease) in accounts payable and accrued expenses	(51,446)	8,294
Increase (decrease) in accounts payable and accrued expenses due to related parties	(555,436)	152,878
Net cash (used) provided in operating activities	(799,822)	5,572

Cash flows from financing activities
Proceeds from the sale of common stock	1,176,702	-
Net cash from financing activities	1,176,702	-

Net increase in cash and cash equivalents	376,880	5,572

Cash and cash equivalents at beginning of year	5,572	-
Cash and cash equivalents at end of year	$382,452	$5,572

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See Notes to Consolidated Financial Statements

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

1.	BASIS OF PRESENTATION:

The following consolidated financial statements present the financial results of Oculus VisionTech, Inc., and its wholly owned subsidiary USVO Inc. on a consolidated basis. USVO Inc. was dissolved December 30, 2019.

2.	BUSINESS:

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions. At December 31, 2019 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

3.	SUMMARY OF Significant Accounting Policies:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $192,865 and $183,279 for the years ended December 31, 2019 and 2018, respectively. In addition, the Company has a working capital of $248,303 and an accumulated deficit of $41,386,696 at December 31, 2019. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient revenue and cash flow to meet its obligations as they come due, which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock, warrants and options to outside investors and to the Company's management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

December 31, 2019 and 2018

3.	SUMMARY OF Significant Accounting Policies: (continued)

The Company sells its products to customers on an open credit basis. The Company’s trade accounts receivable are due from such customers and are generally uncollateralized. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts. As of December 31, 2019 and 2018, the Company had no account receivable.

Revenue from hardware product sales is recognized when the product has been shipped and the collection of payment is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering services sales are recognized upon the service having been provided. The Company had no hardware product sales in 2019 or 2018.

Revenue from software sales is recognized when the product has been delivered. Revenue from multiple element contracts (hardware, software and engineering) is allocated to the various elements based on fair value. If objective evidence of fair value is not available, revenue from these contracts is deferred until the earlier of when objective evidence of fair value does exist or all elements of the contract have been delivered. Discounts will be applied to each element on a proportionate basis. No portion of the revenue will be recognized if the portion of the revenue allocable to delivered elements is subject to forfeiture, refund or other concession. The Company had no software sales in 2019 or 2018.

Revenue is recognized for digital water marking based on a contracted usage schedule on a monthly billing cycle. Revenue for digital watermarking software usage totaled $-0- in 2019 and 2018.

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

The foreign assets and liabilities of the Company are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at December 31, 2019 and 2018.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. As of December 31, 2019 and 2018 there were no potentially issuable common stock, except for stock purchase warrants.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

4.	PREPAID EXPENSES and other current assets:

Prepaid expenses and other current assets consist of the following:
December 31,	2019	2018
Taxes Receivable – Canadian GST	1,267	1,192
	$1,267	$1,192

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

December 31,	2019	2018
Accounts payable	$5,048	$28,745
Accrued professional fees	383	24,825
Accrued payroll and related tax withholdings	-0-	3,307
	$5,431	$56,877

Accounts payable and accrued expenses - related parties consist of accounts payable for research and development, advances and accrued interest on related party debt.

6.	STOCKHOLDERS' EQUITY:	The Company has one class of no par value common stock with 500,000,000 authorized shares and 67,022,568 and 45,572,568 outstanding on December 31, 2019 and 2018, respectively.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

7.	STOCK OPTIONS and STOCK WARRANTS:

The Company has a stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

On September 30, 2019, the Company adopted Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. The Company has reserved up to 6,702,257 options to grant under the Plan based on the fee calculation table. The Plan provides for the issuance of both incentive stock options and nonqualified options as those terms are defined in the Internal Revenue Code of 1986, as amended (the "Code").

During the years ended December 31, 2019 and 2018, the Company had no options granted, issued, exercised or outstanding.

During the years ended December 31, 2019 and 2018, the Company had no warrants granted, issued, exercised or outstanding.

8.	income taxes:

As of December 31, 2019 the Company had deferred tax assets resulting primarily from net operating loss carry forwards of approximately $31,116,000, which are available to offset future taxable income, if any, through 2039. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided (tax rates have been adjusted for Tax Cuts and Job Act).

The components of the net deferred tax assets are as follows:

December 31,	2019		2018
Net operating loss carryforwards		$6,586,000		$6,545,000
Valuation allowance		(6,586,000)		(6,545,000)
Net deferred tax assets	$	- 0 - -	$	- 0 - -

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year ended December 31,	2019	2018
Federal statutory tax rate	21%	21%
Valuation allowance on net operating loss carryforwards	(21)	(21)
Effective income tax rate	- 0 -%	- 0 -%

As of December 31, 2019, open Federal income tax years subjected to examination, include the tax years ended December 31, 2018 through December 31, 2017. Tax carry forwards begin to expire in 2019.

9.	Related Parties:

The Company for the years ended December 31, 2019 and 2018 reimbursed a related party $25,184 and $19,552, respectively. The Company incurred no expenses from a related party for research and development for the years ended December 31, 2019 and 2018. Related parties advanced (repaid) the Company approximately ($555,000) and $153,000 during 2019 and 2018, respectively.

10.	OPERTATING LEASES:

The Company has two operating leases with unrelated third parties for office space at the Vancouver, Canada and Connecticut, United States locations.

The lease at the Vancouver, Canada location is on a month to month basis with monthly rental payments of $3,950 (CND). For the years ended December 31, 2019 and 2018 rent expense was $35,651 and $33,243, respectively.

The lease at the Connecticut, United States location is on a month to month basis with monthly rental payments of $500. For the years ended December 31, 2019 and 2018 rent expense was $6,000 each year. As of December 30, 2019, rent was discontinued.

OCULUS VISIONTECH, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

11.	Quarterly Financial Information (Unaudited):	The following table summarizes selected quarterly data for the years ended December 31, 2019 and 2018:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2019:
Revenue	$-0-	$-0-	$-0-	$-0-	$-0-
Expenses	(52,680)	(69,486)	(42,817)	(27,882)	(192,865)
Net Gain(Loss)	(52,680)	(69,486)	(42,817)	(27,882)	(192,865)

Net gain(loss) per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

2018:
Revenue	$-0-	$-0-	$-0-	$-0-	$-0-
Expenses	(37,861)	(27,824)	(25,984)	(91,610)	(183,279)
Net Gain(Loss)	(37,861)	(27,824)	(25,984)	(91,610)	(183,279)

Net gain(loss) per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

12.	SUBSEQUENT eVENT:	None.

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

Name	Age	Position	Period of Service
Anton J. Drescher (1)	63	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Maurice Loverso (1)	59	Director	Since 2003
Rowland Perkins	67	Director, President and Chief Executive Officer	Since 2005
Tom Perovic	67	Director	Since 2011
Ron Wages (1)	57	Director	Since 2011
Shawn Nichols	58	Director	Since 2019

(1)	Member of the Audit Committee

Anton Drescher, Maurice Loverso, Rowland Perkins, Tom Perovic and Ron Wages were elected as directors of Oculus VisionTech, Inc. at the shareholders meeting held on December 30, 2011.

Executive Officers and Directors of the Company:

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been Chief Financial Officer of Oculus since December 1994.  During the past 5 years, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves as a director and/or officer of the following public companies: International Tower Hill Mines Ltd. (ITH - TSX & NYSE: American) since October 1991, Xiana Mining Inc. (XIA – TSX.V) since December 1998; Centr Brands Corp. (CNTR- CSE) since May 2014  Ravenquest BioMed, Inc. (RBQ – CSE)  April 2007 -November.2019, Trevali Mining Corp. (TV – TSX) March 2008-July,2019  and Corvus Gold, Inc. (KOR – TSX) since August 2010.  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

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

Rowland Perkins – President, Chief Executive Officer and Director

Mr. Perkins was formerly the President & Chief Executive Officer of ebackup Inc. (2001-2015), a digital cloud data service provider specializing in cloud services,data backup and business continuity. Mr. Perkins has over 35 years of business experience and 20 years with various public companies. In addition to Oculus VisionTech Inc., Mr. perkins is a director of Corvus Gold inc. since 2010. He is a former director of Xiana Mining Inc (TSXV) from 2011 to 2018 and of International Tower Hill Mines Ltd.(TSX & NYSE: American) from 2005 to 2010. Mr Perkins has a degree in Economics from the University of Manitoba.

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

Shawn Nichols – Director

Mr. Nichols has over 30 years of experience in capital markets having worked as Senior Investment Counsel and Assistant Corporate Secretary for Citibank Canada. Mr. Nichols also served as Director of Capital Markets for Scotia Capital Inc., from 2002-2014. He holds a Master of Laws Degree from Boston University and Bachelor of Laws Degree from Osgoode Hall Law School in Toronto, Ontario.

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

The Audit Committee meets with our independent auditors at least quarterly to discuss the results of the annual audit or interim periodic reviews and to review the financial statements; appoints the independent auditors to be retained; oversees the independence of the independent accountants; evaluates the independent auditors’ performance; approves fees paid to independent auditors and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met informally by telephone conference four times and signed four consent resolutions during each of fiscal 2019 and 2018.

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

Item 11.        Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2019, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compen- sation $	Restricted Stock Award(s) $	Securities Underlying Options/SARs (#)	LTIP Payouts $	All Other Compen- sation $

Drescher,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Anton	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO

Loverso,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Maurice	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

Perkins,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rowland	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO

Pervic,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tom	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

Wages	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

Nichols	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shawn	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

No stock options were granted to the Named Executive Officers during the years ended December 31, 2019 and 2018.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2019 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values

			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Drescher, Anton	-0-	-0-	0 / 0	N/A	/ $0
Loverso, Maurice	-0-	-0-	0 / 0	N/A	/ $0
Perkins, Rowland	-0-	-0-	0 / 0	N/A	/ $0
Pervic, Tom	-0-	-0-	0 / 0	N/A	/ $0
Wages, Ron	-0-	-0-	0 / 0	N/A	/ $0
Shawn Nichols	-0-	-0-	0 / 0	N/A	/ $0

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 9th, 2020, the number of our outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name	Shares Owned	Percentage of Class
Anton J. Drescher	12,704,540	18.95%
Maurice Loverso	-0-	0.00%
Rowland Perkins	8,600,000	12.83%
Tom Perovic	1,895,000	2.83%
Ron Wages	200,000	0.30%
Shawn Nichols	1,117,935	1.67
All Executive Officers and Directors as a Group (five persons)	24,517,475	36.58%

Name	Shares Owned	Percentage of Class
N/A	-0-	0.00%
Person known to us to beneficial own more than 5%	-0-	0.00%

Item 13.      Certain Relationships and Related Transactions.

In 2019 and 2018, we reimbursed for expenses of $25,184 and $27,410, respectively, to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher

Item 14.      Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by KWCO, P.C. for the audit of our annual financial statements for the years ended December 31, 2019 and 2018.

Year ended December 31	2019	2018
Audit fees	$20,545	$16,825
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$20,545	$16,825

The Audit Committee reviews all audit and non-audit related fees at least annually. The Audit Committee pre-approved all audit and non-audit related services in fiscal 2019 and 2018.

PART IV

Item 15.	Exhibits, Financial Statements to Shareholders and Reports on Form 8-K.

(a)(1)

Financial Statements Independent Auditors' Reports Consolidated Balance Sheets Consolidated Statements of Operations Operations Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements

(a)(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto included in this Report.

(b)	Reports on Form 8-K

During the last quarter of the fiscal year covered by this Report, we did not file any reports on Form 8K.

(c)	Exhibits

3.1	Articles of Amendment (Wyoming) filed January 26, 2012.

3.2	Articles of Continuance (Wyoming) filed February 16, 1995 (incorporated by reference from Exhibit 3.1 to the registrant's Form 10).

3.3	Articles of Amendment (Alberta) filed January 3, 1995 (incorporated by reference from Exhibit 3.2 to the registrant's Form 10).

3.4	Articles of Amendment (Alberta) filed June 28, 1993 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.5	Articles of Amendment (Alberta) filed April 6, 1992 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.6	Articles of Amendment (Alberta) filed September 1, 1989 (incorporated by reference from Exhibit 3.5 to the registrant's Form 10).

3.7	Articles of Incorporation (Alberta) filed April 18, 1986 (incorporated by reference from Exhibit 3.6 to the registrant's Form 10).

3.8	Bylaws (incorporated by reference from Exhibit 3.7 to the registrant's Form 10).

4.3	Share Option Plan (incorporated by reference from Exhibit 4.3 to the registrant's Form 10).

10.4	Alliance Partner Agreement dated November 11, 1999, between Exodus Communications, Inc. and registrant (incorporated by reference from Exhibit 10.4 to the registrant's Form 10).

21.	Subsidiaries of the Registrant:

Name	State of Incorporation	Status

USA Video (California) Corporation	Nevada	Dissolved
USA Video Corporation	Texas	Dissolved
Old Lyme Video Productions Inc.	Wyoming	Dissolved
USA Video Technology Corporation	Wyoming	Dissolved
USVO, Inc.	Connecticut	Dissolved

31.1	Certification of the Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH, INC.

By: /s/ Rowland Perkins
Dated: March 10th , 2020	Rowland Perkins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rowland Perkins	Chief Executive Officer, Director	March 10, 2020
Rowland Perkins

/s/ Anton J. Drescher	Chief Financial Officer, (principal	March 10, 2020
Anton J. Drescher	financial officer and principal
accounting officer), Director

/s/ Maurice Loverso	Director	March 10, 2020
Maurice Loverso

/s/ Tom Perovic	Director	March 10, 2020
Tom Perovic

/s/ Ron Wages	Director	March 10, 2020
Ron Wages