Form 10-Q
period 2020-03-31
OCULUS VISIONTECH INC.
filed 2020-05-08
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, there were 67,022,568 shares of the registrant’s common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common
Common stock - no par value	OVTZ	Over The Counter Bulletin Board
Preferred stock - no par value	N/A	N/A
Common stock - no par value	OVT	TSX Venture Exchange
Common stock - no par value	USF1	Frankfurt Stock Exchange

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$326,930	$382,452
Prepaid expenses and other current assets	1,130	1,267
Total current assets	328,060	383,719

Deferred Tax Assets, net of valuation allowance of $5,928,000 and $6,580,000, respectively	-	-
Total Assets	$328,060	$383,719

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICENCY)

Current Liabilities:
Accounts payable and accrued expenses	$23,204	$5,431
Accounts payable and accrued expenses - related parties	129,822	129,985
Total current liabilities	153,026	135,416

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 67,022,568	41,634,999	41,634,999
Accumulated deficit	(41,459,965)	(41,386,696)
Stockholders' equity (deficiency)	175,034	248,303
Total Liabilities and Stockholders' Equity (Deficiency)	$328,060	$383,719

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended
	March	March
	2020	2019
Revenue	$-	$-

Expenses:
Cost of sales	-	-
Research and development	1,577	-
Selling, general and administrative	71,788	52,680

Total expenses	73,365	52,680
Loss from operations	(73,365)	(52,680)

Other income (expense)
Interest income (expense)	96	-
	96	-

Net loss	$(73,269)	$(52,680)

Net loss per share - basic and diluted	$(.00)	$(.00)
Weighted-average number of common shares outstanding - basic and diluted	67,022,568	45,572,568

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Stated in US Dollars)
(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity
				(Deficiency)

Balance at January 1, 2020	67,022,568	$41,634,999	$(41,386,696)	$248,303

Net loss			(73,269)	(73,269)

Balance at March 31, 2020	67,022,568	$41,634,999	$(41,459,965)	$175,034

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Three months ended March 31,	2020	2019
(Unaudited)
Cash flows from operating activities:
Net loss	$(73,269)	$(52,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	137	(98)
Increase (decrease) in accounts payable and accrued expenses	17,773	(7,182)
Increase (decrease) in accounts payable and accrued expenses due to related parties	(163)	60,274

Net cash used in operating activities	(55,522)	314
Cash flows from financing activities
Proceeds from the sale of common stock	-	-
Net cash from financing activities	-	-

Net increase in cash and cash equivalents	(55,522)	314

Cash and cash equivalents at beginning of period	382,452	5,572
Cash and cash equivalents at end of period	$326,930	$5,886

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Stated in US Dollars)

(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual financial statements for Oculus VisionTech Inc. (“Oculus” or the “Company”) most recently completed fiscal year ended December 31, 2019. These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2019, except when disclosed below.

The accompanying consolidated financial statements include the accounts of Oculus and its wholly-owned subsidiary, USVO Inc. (dissolved December 31, 2019). All intercompany balances and transactions have been eliminated upon consolidation.   In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.

2.	GOING CONCERN

The accompanying unaudited condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred a loss of $73,269 for the three month period ended March 31, 2020 and, in addition the Company incurred losses of $192,865 and $183,279 for the years ended December 31, 2019 and 2018, respectively. As of March 31, 2020, the Company had an accumulated deficit of $41,459,965 and a working capital of $175,034. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

In early 2020, a coronavirus that causes COVID-19 emerged globally, which is currently affecting the global economies and has a resulting effect on the Company.  Therefore, while the Company expects this matter to negatively impact the Company's financial condition, results of operations, or cash flows, the extent of the financial impact and duration cannot be reasonably estimated at this time.

On April 20, 2020, the Company announced the planned expansion of its suite of data security products through the acquisition of 100% of the shares of OCL Technologies Corp. Consideration for the acquisition of OCL is 12,500,000 common shares of the Company and 12,500,000 share purchase warrants exercisable for a period of five years from date of issuance. The share purchase warrants are exercisable only upon specific performance criteria being met. Completion of the Acquisition and the convertible debenture offering are subject to receipt of applicable regulatory approvals including acceptance by the TSX Venture Exchange ("TSXV") which was received on May 5th ,2020.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

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

Revenue Recognition .  In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers to depict the transfer of control over a product to a customer. The guidance's core principle is that the Company will recognize revenue when it transfers control over promised goods or services to customers in an amount that reflects consideration to which the Company expects to be entitled in exchange for those goods or services.

Under ASC 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to a customer. The Company's contracts with customers typically contain a single performance obligation. A contract's transaction price is allocated to its distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. If there are multiple performance obligations within a contract, the Company allocates the transaction price to each performance obligation based on their relative standalone selling prices. Sales are recorded net of sales returns, discounts and allowances.

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

RESULTS OF OPERATIONS

Sales

Sales for the three month period ended March 31, 2020 and 2019 were $-0-

Cost of Sales

The cost of sales for the three months ended March 31, 2020 and 2019 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the three months ending March 31, 2020.  We continue to develop and market C-DPS – Cloud Document Protection System. Professional fees increased due to management’s decision review and update corporate requirements and procedures. Administrative expenses have increased as a result.

Selling, general and administrative expenses for the three months ended March 31, 2020 increased by $19,108 to $71,788 from $52,680 for the three months ended March 31, 2019.

Professional expenses for the three months ended March 31, 2020, increased to $20,074 from $10,664 for the comparable period in 2019. We incurred increased costs in 2020 due to planned expansion of its suite of data security products through the acquisition.

Filing fees for the three months ended March 31, 2020, increased to $6,493 from $6,091 for the comparable period in 2019. We incurred increased costs in 2020 due to increase outstanding shares.

Currency exchange expense for the three months ended March 31, 2020, increased to $23,210 from $33 for the comparable period in 2019. We incurred increased costs in 2020 due to the change in the Canadian dollar and the United States dollar.

Salaries and fees for the three months ended March 31, 2020 and 2019 were $-0-. No costs were incurred due to management and employee reductions.

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

Research and Development

Research and development costs for the three months ended March 31, 2020, increased by $1,577 to $1,577 from $-0- for the comparable period in 2019. We incurred increased costs in 2020 due to management’s decision to develop C-DPS – Cloud Document Protection System in house.

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended March 31, 2020 was $73,269 compared with a net loss of $52,680 for 2019.

Liquidity and Capital Resources

At March 31, 2020, our cash position was $326,930, compared $382,452 at December 31, 2019. We had a working capital of $175,034 and an accumulated deficit of $41,459,965 at March 31, 2020.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During the three months ended March 31, 2020, the Company issued on June 19, 2019 common stock and raised $1,176,702.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

RELATED PARTY TRANSACTIONS

The Company for the three months ended March 31, 2020 and 2019 reimbursed a related party $6,071 and $6,015, respectively. The Company incurred no expenses from a related party for research and development for the three months ended March 31, 2020 and 2019. The Company had no repaid advances from related parties in the three months ended March 31, 2020.

Item3.         Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the quarterly period ended March 31, 2020, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2019 filed with the SEC on March 31, 2020. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

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

OCULUS VISIONTECH INC.

May 8, 2020	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

May 8, 2020	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)