Form 10-Q
period 2020-06-30
OCULUS VISIONTECH INC.
filed 2020-08-13
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No ☑

As of August 13, 2020, there were 86,522,569 shares of the registrant’s common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common
Common stock - no par value	OVTZ	Over The Counter Bulletin Board
Preferred stock - no par value	N/A	N/A
Common stock - no par value	OVT	TSX Venture Exchange
Common stock - no par value	USF1	Frankfurt Stock Exchange

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$869,410	$382,452
Prepaid expenses and other current assets	3,071	1,267
Total current assets	872,481	383,719

Intangible assets	1,966,939	-
Total Assets	$2,839,420	$383,719

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICENCY)

Current Liabilities:
Accounts payable and accrued expenses	$51,913	$5,431
Accounts payable and accrued expenses - related parties	129,267	129,985
Total current liabilities	181,180	135,416

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 86,522,569	43,788,464	41,634,999
Commitment to issue shares	414,128	-
Accumulated deficit	(41,544,352)	(41,386,696)
Stockholders' equity (deficiency)	2,658,240	248,303
Total Liabilities and Stockholders' Equity (Deficiency)	$2,839,420	$383,719

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three months ended		For the six months ended
	June	June	June	June
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-

Expenses:
Consulting	12,000	-	12,000	-
Research and development	35,333	-	36,910	-
Selling, general and administrative	37,084	69,486	108,842	122,166
Total expenses	84,417	69,486	157,752	122,166
Loss from operations	(84,417)	(69,486)	(157,752)	(122,166)

Other income (expense)
Interest income (expense)	-	-	96	-
	-	-	96	-

Net loss	$(84,417)	$(69,486)	$(157,656)	$(122,166)

Net loss per share - basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)
Weighted-average number of common shares outstanding - basic and diluted	71,897,568	48,165,425	67,022,568	45,572,568

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Stated in US Dollars)
(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Commitment to	Accumulated	Stockholders'
	Shares	Amount	Issue Shares	Deficit	Equity
					(Deficiency)

Balance at December 31, 2019	67,022,568	$41,634,999	$-	$(41,386,696)	$248,303

Sale of common stock	7,000,001	773,038	-	-	773,038
Shares issued for asset acquisition	12,500,000	1,380,427	-	-	1,380,427
Contingent consideration	-	-	414,128	-	414,128
Net loss	-	-	-	(157,656)	(157,656)

Balance at June 30, 2020	86,522,569	$43,788,464	$256,472	$(41,508,862)	$2,658,240

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Six months ended June 30,	2020	2019
(Unaudited)
Cash flows from operating activities:
Net loss	$(157,656)	$(122,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(1,804)	(1,059)
Increase (decrease) in accounts payable and accrued expenses	(718)	(12,624)
Increase (decrease) in accounts payable and accrued expenses due to related parties	(240,071)	(570,804)

Net cash used in operating activities	(400,249)	(706,653)

Cash flows from investing activities
Cash acuired on asset acquisition	114,169	-
Net cash from financing activities	114,169	-

Cash flows from financing activities
Proceeds from the sale of common stock	773,038	1,176,702
Net cash from financing activities	773,038	1,176,702

Net increase in cash and cash equivalents	486,958	470,049

Cash and cash equivalents at beginning of period	382,452	5,572

Cash and cash equivalents at end of period	$869,410	$475,621

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-Cash Financing and Investing Activities
Common stock issued on acquisition	$1,380,427
Intangible acquired on acquisition	(1,966,939)
Warrants issued on acquisition	414,128
Account payable acquired on acquisition	172,384

	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

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

The accompanying consolidated financial statements include the accounts of Oculus and its wholly-owned subsidiaries, USVO Inc. (dissolved December 31, 2019) and OCL Technologies Corp. (from the date of acquisition, Note 3). All intercompany balances and transactions have been eliminated upon consolidation.   In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.

2.	GOING CONCERN

The accompanying unaudited condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred a loss of $157,656 for the six month period ended June 30, 2020 and, in addition the Company incurred losses of $192,865 and $183,279 for the years ended December 31, 2019 and 2018, respectively. As of June 30, 2020, the Company had an accumulated deficit of $41,544,352 and a working capital of $691,301. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

3.	ACQUISITION OF OCL TECHNOLOGIES CORP.

During the period ended June 30, 2020, the Company acquired a 100% interest in OCL Technologies Corp. (“OCL”) by issuing 12,500,000 shares with a fair value of $1,380,427 and contingent consideration consisting of 12,500,000 non transferable warrants with a fair value of $414,128. The transaction does not meet the definition of a business as defined in ASC 805-10. As a result, the acquisition of OCL has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on their relative fair values. Upon closing of the transaction, OCL became a subsidiary of the Company. The net assets acquired pursuant to the acquisition are as follows:

Purchase Price

Issuance of 12,500,000 shares	$1,380,427
Contingent consideration - warrants	414,128
Transaction costs	54,532

Total Purchase Price	$1,849,087

Contingent consideration consists of 12,500,000 non-transferable warrants that are exercisable into 12,500,000 common shares if certain criteria are met at an exercise price of $0.001 for a period of five years from the date of issuance expiry June 4, 2025. No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) revenue sales projections per OCL’s 5 year proformas, or 2) listing on a major US exchange, or 3) change of control. The Company has estimated the fair value of the contingent consideration to be $414,128.

Purchase Price Allocation

Cash	$114,169
Accounts payable and due from related party	(232,021)
Intangible asset	1,966,939

Total Purchase Price	$1,849,087

4.	COMMON STOCK

On June 19, 2019, the Company issued 7,500,000 shares to a consultant and directors at $0.075 CND per share.

On June 19, 2019, the Company issued 13,950,000 shares to investors at $0.075 CND per share.

On June 5, 2020, the Company issued 12,500,000 shares at a value of $0.15 CND per share pursuant to the acquisition of OCL Technologies Corp.

On June 5, 2020, the Company issued 7,000,001 shares to investors, including 1,766,667 common shares to a consultant and directors at $0.15 CND per share.

5.	STOCK OPTIONS

On September 30, 2019, the Company adopted Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. The Company had not issued any stock options as at June 30, 2020.

6.	COVID-19

In early 2020, a coronavirus that causes COVID-19 emerged globally, which is currently affecting the global economies and has a resulting effect on the Company.  Therefore, while the Company expects this matter to negatively impact the Company's financial condition, results of operations, or cash flows, the extent of the financial impact and duration cannot be reasonably estimated at this time.

7.	SUBSEQUENT EVENT

Subsequent to June 30, 2020, the Company granted 3,600,000 stock options to consultants, directors and officers exercisable into 3,600,000 shares at an exercise price of $0.35 and an expiry date of July 21, 2023.

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

ACQUISITION OF OCL TECHNOLOGIES CORP.

On June 5, 2020, the Company completed the acquisition of 100% of the shares of OCL Technologies Corp. www.ocltechnologies.com (hereafter “OCL”), a Delaware Corporation, with its head office located in the technology hub of San Diego, California. OCL is specifically focused on providing enterprise organizations and individuals with highly-secure data privacy tools that provide sustained and continuous global regulatory compliance of data subject rights, while independently protecting all parties. With the burgeoning growth of privacy regulation worldwide coupled with strict regulatory oversight, companies are dedicating significant resources to achieve and maintain compliance. In the past two years alone, initiatives such as the EU GDPR (General Data Protection Regulation effective May 25, 2018) as well as the CCPA (California Consumer Privacy Act passed June 28, 2018 and effective January 1, 2020) have mandated privacy rights and data protection for entities and individuals contemplated within their legislative frameworks. In addition to these, there are additional data privacy legislative initiatives on-going in Asia and both North and South America which will require data protection solutions. The OCL cloud-native zero-trust data privacy API tool will provide secure, continuous regulatory compliance of a data subject’s ‘Right-to-be-Forgotten’ and ‘Right-of-Erase’ requests through a systematic consent/collect/store/verification process, protecting both the data subject and data controller. This initial entry into the market od data compliance will pave the way for more offerings as the OCL product platform matures. The Company believes that the acquisition of OCL is a tremendous fit within its core objective of developing robust cutting edge technologies that address focused customer data protection requirements on a global scale.

Contingent consideration consists of 12,500,000 non-transferable warrants that are exercisable into 12,500,000 common shares if certain criteria are met at an exercise price of $0.001 for a period of five years from the date of issuance expiry June 4, 2025. No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) revenue sales projections per OCL’s 5 year proformas, or 2) listing on a major US exchange, or 3) change of control. The Company has estimated the fair value of the contingent consideration to be $414,128.

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

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2020

Sales

Sales for the six-month period ended June 30, 2020 and 2019 were $-0-

Cost of Sales

The cost of sales for the six months ended June 30, 2020 and 2019 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the six months ending June 30, 2020.  We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased moderately as a result of insignificant fluctuations in general costs.

Selling, general and administrative expenses for the six months ended June 30, 2020 decreased by $13,324 to $108,842 from $122,166 for the six months ended June 30, 2019.

Filing fees for the six months ended June 30, 2020, decreased to $6,473 from $12,710 for the comparable period in 2019. The decrease is related to a decrease in regulatory filing costs.

Marketing fees for the six months ended June 30, 2020, decreased to $Nil from $8,600 for the comparable period in 2019. The Company did not pay any marketing fees in 2020.

Currency exchange expense for the six months ended June 30, 2020, increased to $24,584 from $33 for the comparable period in 2019. We incurred increased costs in 2020 due to the change in the Canadian dollar and the United States dollar.

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

Research and Development

Research and development costs for the three months ended June 30, 2020, increased by $35,333 to $35,333 from $-0- for the comparable period in 2019. We incurred increased costs in 2020 due to management’s decision to develop C-DPS – Cloud Document Protection System as well as the development of our subsidiary’s zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended June 30, 2020 was $84,417 compared with a net loss of $69,486 for 2019.

Liquidity and Capital Resources

At June 30, 2020, our cash position was $869,410, compared $382,452 at December 31, 2019. We had a working capital of $691,301 and an accumulated deficit of $41,544,352 at June 30, 2020.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During the period ended June 30, 2020, the company issued 7,000,001 shares for proceeds of $773,038 and received $114,169 in cash on the acquisition of assets.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

RELATED PARTY TRANSACTIONS

The Company for the six months ended June 30, 2020 and 2019 reimbursed a related party $6,071 and $6,015, respectively. The Company incurred no expenses from a related party for research and development for the three months ended June 30, 2020 and 2019. The Company had no prepaid advances from related parties in the three months ended June 30, 2020.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the six month period ended June 30, 2020, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2019 filed with the SEC on June 30, 2020. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information required by this Item is set forth on the exhibit index which follows the signature page of this report.

Exhibit No.	Description

EX-31.1	Certification of CEO

EX-31.2	Certification of CFO

EX-32.1	SOX Certification of CEO

EX-32.2	SOC Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH INC.

August 13, 2020	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

August 13, 2020	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)