Form 10-Q
period 2020-09-30
OCULUS VISIONTECH INC.
filed 2020-11-09
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes    ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” ‘‘accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2020, there were 86,522,569 shares of the registrant’s common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common
Common stock - no par value	OVTZ	Over The Counter Bulletin Board
Preferred stock - no par value	N/A	N/A
Common stock - no par value	OVT	TSX Venture Exchange
Common stock - no par value	USF1	Frankfurt Stock Exchange

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$695,835	$382,452
Prepaid expenses and other current assets	4,686	1,267
Total current assets	700,521	383,719

Intangible assets (Note 3)	1,966,939	-
Total Assets	$2,667,460	$383,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$50,611	$5,431
Accounts payable and accrued expenses - related parties	135,484	129,985
Total current liabilities	186,095	135,416

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 86,522,569	43,908,562	41,634,999
Commitment to issue shares (Note 3)	414,128	-
Accumulated deficit	(41,841,325)	(41,386,696)
Stockholders' equity	2,481,365	248,303
Total Liabilities and Stockholders' Equity	$2,667,460	$383,719

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	For the three-month ended September 30,		For the nine-month ended September 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Expenses:
Research and development	93,270	-	130,180	-
Selling, general and administrative	83,605	43,098	204,447	165,264
Stock-based compensation (Note 5)	120,098	-	120,098	-

Total expenses	296,973	43,098	454,725	165,264
Loss from operations	(296,973)	(43,098)	(454,725)	(165,264)

Other income (expense)
Interest income (expense)	-	281	96	281

Net loss	$(296,973)	$(42,817)	$(454,629)	$(164,983)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	86,522,569	67,022,568	78,165,426	53,665,425

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)
(Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Commitment to	Accumulated	Stockholders'
	Shares	Amount	Issue Shares	Deficit	Equity

Balance at December 31, 2018	45,572,568	$40,458,297	$-	$(41,193,831)	$(735,534)

Sale of common stock, net of $32,416 of issuance cost	21,450,000	1,176,702	-	-	1,176,702
Net loss	-	-	-	(164,983)	(164,983)

Balance at September 30, 2019	67,022,568	$41,634,999	$-	$(41,358,814)	$276,185

Balance at December 31, 2019	67,022,568	$41,634,999	$-	$(41,386,696)	$248,303

Sale of common stock	7,000,001	773,038	-	-	773,038
Shares issued for asset acquisition (Note 3)	12,500,000	1,380,427	-	-	1,380,427
Contingent consideration	-	-	414,128	-	414,128
Share-based compensation	-	120,098	-	-	120,098
Net loss	-	-	-	(454,629)	(454,629)

Balance at September 30, 2020	86,522,569	$43,908,562	$414,128	$(41,841,325)	$2,481,365

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Six months ended September 30,	2020	2019
(Unaudited)
Cash flows from operating activities:
Net loss	$(454,629)	$(164,983)
Add back non-cash share-based compensation	120,098	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(3,419)	461
Increase (decrease) in accounts payable and accrued expenses	(241,373)	(48,706)
Increase (decrease) in accounts payable and accrued expenses due to related parties	5,499	(556,154)

Net cash used in operating activities	(573,824)	(769,382)

Cash flows from investing activities
Cash acquired on asset acquisition	114,169	-
Net cash from investing activities	114,169	-

Cash flows from financing activities
Proceeds from the sale of common stock	773,038	1,176,702
Net cash from financing activities	773,038	1,176,702

Net increase in cash and cash equivalents	313,383	407,320

Cash and cash equivalents at beginning of period	382,452	5,572
Cash and cash equivalents at end of period	$695,835	$412,892

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-Cash Financing and Investing Activities

Common stock issued on acquisition	$1,380,427
Intangible acquired on acquisition	(1,966,939)
Warrants issued on acquisition	414,128
Account payable acquired on acquisition	172,384
	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred a loss of $454,629 for the nine month period ended September 30, 2020 and, in addition the Company incurred losses of $192,865 and $183,279 for the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020, the Company had an accumulated deficit of $41,841,325 and a working capital of $514,426. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

3.	ACQUISITION OF OCL TECHNOLOGIES CORP.

During the period ended September 30, 2020, the Company acquired a 100% interest in OCL Technologies Corp. (“OCL”) by issuing 12,500,000 shares with a fair value of $1,380,427 and contingent consideration consisting of 12,500,000 non transferable warrants with a fair value of $414,128. The transaction does not meet the definition of a business as defined in ASC 805-10. As a result, the acquisition of OCL has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on their relative fair values. Upon closing of the transaction, OCL became a subsidiary of the Company. The net assets acquired pursuant to the acquisition are as follows:

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

During the period ended September 30, 2020, the Company granted 3,600,000 stock options to consultants, directors and officers exercisable into 3,600,000 shares at an exercise price of $0.35CND and an expiry date of July 21, 2023. The options have a fair value of $909,900CND, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.27%; (iv) Dividend rate of Nil; and (v) market stock price of $0.35. The options vest 20% every 6 months starting January 21, 2020. During the period ended September 30, 2020, the Company recorded $160,990CND ($120,098US) of stock-based compensation relating to the vesting period.

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

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2020

Sales

Sales for the nine-month period ended September 30, 2020 and 2019 were $-0-

Cost of Sales

The cost of sales for the nine months ended September 30, 2020 and 2019 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the nine months ending September 30, 2020.  We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased/increased moderately as a result of insignificant fluctuations in general costs.

Selling, general and administrative expenses for the nine months ended September 30, 2020 increased by $39,183 to $204,447 from $165,264 for the nine months ended September 30, 2019. This included professional expenses for the nine months ended September 30, 2020 which increased to $64,595 from $34,660 for the comparable period in 2019. We incurred increased costs in 2020 due to post acquisition legal and accounting costs.

Research and development for the nine months ended September 30, 2020 increased to $130,180 from $18,350 for the comparable period in 2019. This was a result of the Company’s acquisition of OCL and the research that they conduct.

Currency exchange expense for the nine months ended September 30, 2020, increased to $24,772 from $33 for the comparable period in 2019. We incurred increased costs in 2020 due to the change in the Canadian dollar and the United States dollar.

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

Research and Development

Research and development costs for the three months ended September 30, 2020, increased to $93,270 from $-0- for the comparable period in 2019. We incurred increased costs in 2020 due to management’s decision to develop C-DPS – Cloud Document Protection System as well as the development of our subsidiary’s zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended September 30, 2020 was $296,973 compared with a net loss of $164,983 for 2019.

Liquidity and Capital Resources

At September 30, 2020, our cash position was $695,835, compared $382,452 at December 31, 2019. We had a working capital of $514,426 and an accumulated deficit of $41,841,325 at September 30, 2020.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During the period ended September 30, 2020, the company issued 7,000,001 shares for proceeds of $773,038 and received $114,169 in cash on the acquisition of assets.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

RELATED PARTY TRANSACTIONS

The Company for the nine months ended September 30, 2020 and 2019 reimbursed a related party $6,071 and $6,015, respectively. The Company incurred $106,000 from a related party for research and development for the nine months ended September 30, 2020 and $0 for 2019. At September 30, 2019, the Company owed companies controlled by related parties $129,766 (2019 - $129,985).

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the nine month period ended September 30, 2020, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2019 filed with the SEC on September 30, 2020. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

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

OCULUS VISIONTECH INC.

November 9, 2020	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

November 9, 2020	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)