Form 10-K
period 2020-12-31
OCULUS VISIONTECH INC.
filed 2021-03-15
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-29651

OCULUS VISIONTECH INC.

(Exact name of registrant as specified in its charter)

WYOMING	06-1576391
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

#507, 837 West Hastings Street, Vancouver, BC	V6C 3N6
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:	(604) 685-1017

Securities registered pursuant to Section 12(b) of the Act:         None

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common
Common stock - no par value	OVTZ	NASD - OTCQB
Preferred stock - no par value	N/A	N/A
Common stock - no par value	OVT	TSX Venture Exchange
Common stock - no par value	USF1	Frankfurt Stock Exchange

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

Yes ☐ No ☒.

Based on the last sale price on the NASD-OTCQB of the registrant’s Common Shares on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) of $ 0.3691 per share, the aggregate market value of the voting stock held by non-affiliates of the registrants was approximately $22.8 million.

As at March 15, 2021, there were 86,522,569 shares of the registrant’s common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into this report.

GENERAL

References herein to "we," "us," and "the Company" are to Oculus VisionTech Inc. and our subsidiary.

Cautionary Statement regarding Forward-Looking Statements

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements made in this annual report, other than statements of historical fact, including statements addressing operating and financial performance, our products and services, including our digital watermarking technology and Cloud-based document protection system, our data privacy and data protection services and solutions, our technology, our cash needs, including our ability to fund our future capital expenditures and working capital requirements, and our expectations regarding competition and growth in our sector, are forward looking statements. Because they refer to future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue," "up to," and similar terms and phrases. Though we believe that the expectations reflected in these statements are reasonable, they involve certain assumptions, risks and uncertainties. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in "Item 1A. Risk Factors" below in this annual report, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below in this annual report. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this annual report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Exchange Rate for Canadian Dollar

The accounts for Oculus are maintained in Canadian dollars which is the Company's functional currency. All dollar amounts contained herein are expressed in U.S. dollars, except as otherwise indicated. As at March 12, 2021, the exchange rate for Canadian dollars/United States dollars based on the Bank of Canada closing rate was $1.00 (CAD) = $0.8023 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2020 and 2019.

	Years ended December 31,
	2020	2019
At End of Year	0.7851	0.7699
Average	0.7454	0.7537
High	0.7881	0.7699
Low	0.6816	0.7353

PART I

Item 1.	Description of Business

Overview

Oculus VisionTech Inc. (OVTZ) is a Canadian-based development-stage technology company focused on cyber security, data privacy and data protection solutions for Enterprise business customers. Headquartered in Vancouver, British Columbia, Canada, the company was originally founded by image processing experts and is operated by experienced leadership. Currently, OVTZ is expanding and investing in a suite of new data protection and data privacy security products that will revolutionize CCPA, GDPR, LGPD and other data privacy legislation compliance for both data subjects and data controllers worldwide. Our mission is to provide intelligent software tools for continual enablement of data privacy and data protection for individuals, organizations and their customers worldwide, through a vision of mutually trusted data governance compliance.

Our Forget-Me-Yes™ data privacy product is a Software-as-a-Service (SaaS) platform developed to specifically address the global ‘Right-to-be-Forgotten’ (RtbF) and Right-of-Erase (RoE) legal components of Brazil’s LGPD, Europe’s GDPR, California Consumer Privacy Act (CCPA), Nevada SB220, and Washington Privacy Act (WPA) regulatory compliance. Additional new data protection software tools are being developed to address public cloud data governance compliance globally. Our Cloud Document Protection System (Cloud-DPS) technology leverages our digital watermarking technology enabling OVTZ to offer a SaaS-based document management platform for tamper-proof document authentication and protection. Historically, we have used our digital watermarking technology for streaming video content distribution based on embedded digital watermarking, as well as video-on-demand (VOD) systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity.

We were incorporated on April 18, 1986, as "First Commercial Financial Group Inc." in the Province of Alberta, Canada. In 1989, our name was changed to "Micron Metals Canada Corp.", which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business. In 1995, we changed our name to "USA Video Interactive Corp." and continued out of the Province of Alberta into the State of Wyoming. At a shareholders meeting held on December 30, 2011, a resolution was passed to change our name to "Oculus VisionTech Inc." and to alter our share capital by way of a reverse stock split (share consolidation) on the basis of fifteen old common shares for one new common share. On January 25, 2012, we changed our name to "Oculus VisionTech Inc." In June 2020, OVTZ acquired OCL Technologies Inc. (OCL), a Delaware corporation data privacy software development startup based in San Diego, California. As a 100% wholly-owned subsidiary of OVTZ and to better align with customer and market focus, OCL has completed a corporate name change to ComplyTrust™ Inc. (CTI) on January 21, 2021. All OCL references throughout this document are synonymous with the new name change, CTI.

Our executive and corporate headquarter offices are located at Suite 507, 837 West Hastings Street, Vancouver, British Columbia, Canada, V6C 3N6. Our telephone number is 1-800-684-0183 and our facsimile number is 604-685-5777. Our email address is contact@ovtz.com and our website is www.ovtz.com. Our common shares are listed for trading on the TSX Venture Exchange (TSX.V – OVT, OTCQB – OVTZ, FSE – USF1).

Business Environment and Market Opportunity

In this age of digital transformation, data monetization, IoT, and massive data migration to converged hyperscale, geo-disbursed Cloud infrastructure and workloads, data protection and data privacy have taken center stage. GDPR, LGPD, CCPA, and many other new international (China, India) and upcoming US data privacy regulations enable individuals and organizations the right to access and request deletion of all personal information for a given data subject. In our ever increasing Everything-as-a-Service world, OVTZ recognizes the need for global cloud-native data privacy and data protection solutions that are multi-cloud platform-ready and can augment both existing legacy and newer agile-driven architectures. OVTZ is building modular microservices-based software solutions and services for both hybrid on-premise and multi-cloud data management that incorporate automated malware, privacy and ransomware scanning, reporting and visualization.

Our new Forget-Me-Yes™ (FMY) Software-as-a-Service (Saas) data privacy solution is a highly-secure, Zero-Knowledge platform providing a single-source capability of continuous ‘right-to-be-forgotten’ (RtbF) and ‘right-of-erase’ (RoE) privacy compliance by incorporating automated policy-driven re-query services that guarantees a Data Subject’s requested RtbF/RoE data remains ‘forgotten’ over the life of their FMY subscription. FMY incorporates hybrid polymorphic encryption technology that ensures all User Interface, data-in-transit and data-at-rest remain secure and can only be accessed by the subscriber. With a cloud-native architecture, the FMY functionality can be utilized as either a complete turnkey SaaS subscription platform, or individually licensed for seamless integration with existing 3rd. party applications and data privacy platforms.

Our new ComplyTrust™ Software-as-a-Service Suite (CTSS) is a set of software tools specifically designed to address cloud-native data management and regulatory compliant data governance. CTSS will help to remove enterprise organizational barriers and blockers to further enable successful cloud migration and deployment that benefit the cloud infrastructure providers, enterprise organizations, and users collectively. CTSS helps to automate and visualize cloud compliance reporting across accounts, regions and services based on a variety of user-definable and data driven metrics.

OVTZ had recognized that cloud-based, digital document security/protection products were a potentially viable business opportunity for the Company that allowed us to apply our proprietary real-time digital video watermarking technology, originally developed for studios and networks in the entertainment industry, to the digital document security/protection market. Cloud-DPS secures and protects digital documents (including text documents, photos, blueprints, etc.) from any modification, and/or attempted forgery by imperceptibly watermarking documents, using real-time image processing and watermarking algorithms, embedded into a secured/protected copy of a document. This authentication and verification process ensures the integrity of the original digital document.

Strategic Plan

Our strategic plan is to first introduce the cloud-native Forget-Me-Yes™ (FMY) data privacy SaaS platform under the AWS Web Services Cloud infrastructure on a monthly subscription basis for structured data. Initial release will include subscriber connections specific to Salesforce organizations with other connectors to be added over time, including but not limited to Hubspot, Marketo, Shopify, and more. Additional connectors for Database-as-a-Service (DBaaS) providers for MySQL, NoSQL and SQL databases, for both structured and unstructured data, are also planned. Going forward, we plan to license FMY API microservices for integration with 3rd. party application partners, software providers and potential OEM’s. FMY’s cloud native enables it to be integrated and run under any on-premises, hybrid or alternative cloud infrastructure.

The ComplyTrust™ SaaS Suite (CTSS) strategic plan for the data protection market is to first introduce Amazon Web Services (AWS) tools to help AWS customers better manage organizational data protection and compliance in an automated and cloud-native fashion. As customer attainment increases, additional planned CTSS features will be rolled out to perform additional applicable data governance and management functionality. Additional CTSS plans include integration with 3rd. party software providers to provide an automated single-pane-of-glass solution for enterprise organizations worldwide.

The Cloud-DPS plan is to re-evaluate the current potential addressable market and underlying architecture to determine next steps in the Cloud-DPS evolution, as it very well could become an additional component in the CTSS toolset. Limited past market adoption and revenues indicate the need for a new Cloud-DPS strategy going forward, stay tuned.

Proprietary Technologies

Our Forget-Me-Yes™ patent-pending process locates, organizes and manages Data Subject RtbF and RoE personal information for FMY subscribers in a secure, efficient and persistent way. Automated and schedule compliance enables organizations to avoid regulatory distraction to focus on core business competencies. Our FMY zero-knowledge 3rd. party audit features provide arguable good faith and best practices to avoid litigation, fines, penalties and potential brand damage associated with bad publicity surrounding a data privacy compliance infraction.

Our DPS technology ‘personalizes’ protected documents, based on their content, thereby creating a format invariant watermarking system. A document converted into a PDF document is encrypted before delivery, such that it cannot be opened without providing proper credentials. The result is that a document watermarking system can be offered as a cloud-based software service that can:

o	Protect - Accept any incoming document through a web portal, watermark it and return the watermarked document as a PDF document.
o	Authenticate - The "document authenticator" is also a cloud-based software service that can accept the watermarked document and validate the authenticity of the documents.

Our DPS technology combines the access control security for electronic documents, forensic grade anti-tampering technology based on the document's content "understanding", and optional data storage into a single, unique solution. Because of its cloud-based scalable architecture, the DPS has potential to expand and grow into a complete document management, security and storage eco-system within the CTSS product suite, particularly in conjunction with FMY-specific unstructured data privacy scanning capabilities.

Products and Services

Our principal products are our new patent-pending Forget-Me-Yes™ (FMY) data privacy SaaS solution and CTSS data protection tools, along with our legacy Cloud-DPS solution.

Forget-Me-Yes™ (FMY)

The Forget-Me-Yes (FMY) Software-as-a-Service Platform specifically manages both Organizational and Individual Right-to-be-Forgotten (RtbF) and Right-of-Erase (RoE) compliance of structured data for Brazil’s LGPD, Europe’s GDPR, California Consumer Privacy Act (CCPA), Nevada SB220, and Washington Privacy Act (WPA).

●	Features include easy integration, in-time and automated continuous compliance all from a secure subscription-based cloud-native application.
●	Locates, organizes and manages Data Subject personal information for FMY subscribers in a secure, efficient, and persistent way;
●	Automated/scheduled compliance enables organizations to avoid regulatory distraction to focus on core business competencies;
●	Secure, zero-knowledge 3rd. Party audit features ensuring regulatory compliance;
●	Provides arguable good faith and best practices for companies to avoid litigation, penalties and brand damage associated with bad publicity.

FMY enables secure discovery and delete requests against multiple data sources, ensuring the data subject is never inadvertently “remembered.” FMY securely stores a single record of each data subject query request datato meet GDPR, LGPD and CCPA regulatory compliance. The open API-first design structure of FMY enables quick and seamless integration of future new US and global privacy law compliance regulations, along with the ability to be licensed for 3rd party application and platform integration.

ComplyTrust™ SaaS Suite (CTSS)

The CTSS is designed to enhance cloud-native services efficiency and optionality for both legacy and integrated cloud services that contain significant gaps in feature coverage. Our initial CTSS product offering help customers with cloud-native compliance and operational efficiency while facilitating significant new cloud services opportunities for the public cloud sales teams directly. Additional planned CTSS optional tools include data privacy and security tools, for a variety of cloud services providers, including the AWS Cloud, Azure Cloud, Google Cloud platforms.

Cloud-DPS

Our Cloud-based DPS web service system architecture enhances already existing storage and collaboration solutions such as Box, DropBox and Google Drive, and more, by adding document tamper-proof protection and workflows such as document sign-offs, authentication, secure distribution and collaboration. The Cloud-DPS technology can be deployed and scaled in wide range of vertical markets such as Corporate agreements/contract management, IP protection, Real Estate contract management, HealthCare and Law Enforcement secure document management and a wide variety of Aerospace, Automotive and Engineering industrial applications.

Although the Cloud-DPS product is available today under a subscription-based licensing model, it is presently undergoing an engineering/architectural review to determine effort to modernize the underlying code-base into a cloud-native-based application that can also be bundled/integrated into and with the CTSS platform.

Customers and Markets

OVTZ intends to capture a significant portion of the cloud data privacy software and cloud native data protection service revenues within the $100B+ worldwide data protection market through a variety of OVTZ-developed cloud-native software tools within a 5-year timeframe. Global regulatory enforcement of data privacy legislation issued fines are breaking records each year, are non-insurable losses, and create unparalleled brand damage. The worldwide FinTech market was fined $14B in 2020. OVTZ helps global organizations and individuals cost-effectively manage data privacy compliance. Currently OVTZ has no customers for our products and services. We are taking steps to monetize our new cloud-native CTSS and FMY solutions, as well as the current Cloud-DPS technology in FY21.

Forget-Me-Yes™ (FMY)

FMY potential addressable markets cover a wide variety of data governance, data management, data privacy and data protection segments.

●	Global Enterprise Governance, Risk and Compliance (eGRC) 2019 market size was valued at $31.5B with a 10% CAGR reaching $51.5B in 2024 (Source: Markets&Markets)

●

GDPR services market alone is projecting 26% CAGR with revenues at $3.1B by 2023, while the GDPR Data Governance market exclusively is projecting 21% CAGR with revenues to reach $4.8B by 2024 (Source: Markets&Markets)

●	Global Enterprise data management platform market size expected 15% CAGR to reach $3B by 2023 (Source: MarketsResearchFuture)

●	Regulatory Technology (RegTech/$55B by 2025), Risk&Compliance FinTech sector = $1B in 2019, forecast growth of 19.4% CAGR to reach $3.9B by 2025 (Source: Grandview Research)

●	Data Privacy Management FY20 revenues were $ and are expected grow 13.7% annually to $1.6B by 2027 (Source: IDC, Insight Partners)

Initial FMY target market segment and customers will be Salesforce CRM organizations. Salesforce FY20 revenues were $17.1Billion, up 29% year-over-year, with FY21 revenue guidance to $21Billion. With over 150,000 partners and customers across every vertical market segment, Saleforce is the #1 CRM platform worldwide. Top-10 customers include Accenture, Amazon Web Services, American Express, American Red Cross, CapGemini, Canon, Deloitte, IBM, NBC Universal, L’Oreal Americas and Toyota. Our initial FMY beta release is being tested by The Corrao Group, who is the #5th. ranked Salesforce consulting partner worldwide. Additional initial FMY targets will be cloud DevOps service providers seeking to reduce compliance risk and Database-as-a-Service (DBaaS) providers.

ComplyTrust™ SaaS Suite (CTSS)

CTSS potential addressable market opportunities cover a wide range within the data management and data protection segments.

●	Worldwide public cloud service revenues were $257B in FY20, with a forecasted 6% Y/Y growth to $364B in FY21 (Source: Gartner)

●	Worldwide FY20 public cloud market shares were AWS-53%, Azure-31%, AliBab-9%, GCP-7% (Source:Gartner, WikiBon)

●	Worldwide FY20 cloud data storage market was $50B, forecasted to be $137B by 2025 (Source: MarketResearchFuture)

●	Worldwide FY20 public cloud revenue represents only 4% of overall IT FY20 spend of $3.9Trillion. (Source: Gartner)

●	Enterprise business FY20 workloads were 38% within public cloud and 41% in private cloud (Source: Markets&Markets)

●	Worldwide data protection market FY20 revenues $77B, forecasted to be over $119B in 2022 (Source: Verified Market Research)

●

Worldwide cloud backup and recovery market segment forecasted to reach $11B in 2022, driven by the FY20 $5.1B Disaster Recovery-as-a-Service (DRaaS) market forecasting a 23% Y/Y to $14.6B by 2025. (Source: Gartner)

●	Worldwide FY20 copy-data-management market revenues were $48B. (Source: IDC)

CTSS customer focus will initially be within the cloud-native AWS segment within specific vertical markets including Aerospace, Financial Services, Genomics, Healthcare and Transportation. Follow-on cloud-native service enhancement targets include Azure, Digital Ocean, GCP, Rstor and Wasabi. Future CTSS offerings will include integration with other 3rd. party ISV’s and more.

Cloud-DPS

The original principal market for our Cloud-DPS product and services were businesses requiring digital document protection, authentication and storage. However, recent developments in the overall ‘digital watermark’ market lends a need to re-assess the current Cloud-DPS technology applications.

●	Worldwide digital signature and document services market has a forecasted growth of 20% Y/Y reaching $1.9B by 2023. (Source: Technavio)

●	DocuSign owns 71% of the worldwide digital document market, with their closest competitors Adobe (5.1%) and SignNow (5.6%) marketshare. (Source: Datanyze)

●	Worldwide virtual data room market was $1.4B in FY20 forecasted to be $2.7B by 2025 (Source: Markets&Markets)

●	Worldwide OTT content digital watermarking market revenues hit $1B in FY20 with a modest 1% Y/Y growth thru 2024. (Source: Kagan)

●	Worldwide automated content recognition market hit $1.7B in FY20 and is forecasted to reach $12.7B by 2026. (Source: Facts&Factors Research)

Potential new applications for Cloud-DPS technology include audio/audience monitoring marks, content integrity, content protection, forensics, reverse-image search, user tracing and most recently package identification, tracking and monitoring. One example is the recent ‘HolyGrail’ pilot project sponsored by the World Wildlife Fund, which is targeting businesses, government, individuals and industry for application of digital watermarks on post-consumer packaging for eco-friendly, Smart-City recycling of the high-volume plastic waste. The underlying digital watermark technology in Cloud-DPS could also be a potential candidate for the Digital Watermarks Initiative that strives for No Plastics In Nature by 2030 and supports seventeen (17) of the United Nations Sustainable Development Goals (SDG’s). To-date, there are over 80+ participants in the HolyGrail2.0 project striving for viability.

Materials and Supplies

We are actively in the process of building and implementing an integrated, highly-secure, agile software development and IT operations (DevSecOps) framework in conjunction with an independent 3rd. party managed services and infrastructure provider. Our continuous integration/continuous delivery (CI/CD) pipeline process incorporates agile software development, test, QA and release tools, includes embedded security within our entire development and operations lifecycle. All components of our integrated project management and software development release process, inner-company and external communications processes, utilize state-of-the-art subscription-based software tools. All components and services employed by our company include backup/disaster recovery and high-availability infrastructure, processes and services. Both corporate and application-specific ISO/NIST security certifications and training are planned, as they will be required to successfully engage with our targeted Enterprise-class customers and markets. There are no seasonal limitations on our operations.

Competition

To successfully launch our products and services and derive revenues from our technology, we face competition from a number of companies with more established products and services within all our market sectors. Our specific key product technology differentiators, go-to-market efficiencies that clearly demonstrate OPEX cost benefits, will drive acceptance, adoption and relevance to meet and realize forecasted revenues. To the best of our knowledge and understanding of our competitive landscape, there are no seasonal limitations applicable.

Forget-Me-Yes™ (FMY)

●

OneTrust > Founded in 2016, with over $167M in FY20 revenues and a valuation of $5.1B (private), OneTrust is the leader in both data privacy management market share and revenues. Average subscription cost ranges from $27./month - $500./month+.

●	TrustArc > Founded in 1997, with over $52M in FY20 revenue, acquired Nymity for their data privacy management platform. Average subscription cost is available by custom quotation only.

●	BigID > Founded in 2015, with over $40M in FY20 revenue and a $1B valuation. Average subscription cost is available by custom quotation only.

●	ControlCase > Founded in 2004, with over $38M in FY20 revenues, are primarily focused on credit card PCI-DSS compliance. Average subscription cost starts at $500.+/month.

●	Privitar > Founded in 2014, with over $29M in FY20 revenues, are primarily focused on Average subscription cost is available by custom quotation only.

All above competitors have ISO/NIST and other regulatory compliant data management certifications.

ComplyTrust™ SaaS Suite (CTSS)

●	Daegis/OpenText > Originally founded in 1980 and acquired by OpenText in 2015 posted $3.5B in FY20 revenues, is primarily focused on Enterprise information management and data governance solutions.

●	StoredIQ > Founded in 2001 and acquired by IBM in 2012, with estimated $6B in FY20 revenues, a component of IBM’s Cloud services suite.

●	Tibco > Founded in 1997, posted $10.2B FY20 revenues, with primary focus on Enterprise data governance.

Varonis > Founded in 2005, with revenues of $130M in FY20, primary focus on data security.

Cloud-DPS

Document Management-specific competitors

●	Adobe Doc Cloud > Founded in 2006 with revenues of $1.5B in FY20, is a close contender as the e-signature market share leader.

●	Docusign > Founded in 2003 with revenues of $974M in FY20, shares the overall lead market share with Adobe.

●	eSign > Founded in 2011 with revenues of $5M in FY20, is primarily focused in the Brokerage market.

●	HelloSign > Founded in 2010 and acquired by Dropbox in 2019, reported revenues of $465M in FY20, primarily focused on digital document storage.

●	MSB Docs > Founded in 2003 with estimated FY20 revenues of $7M, signed a partnership with AuthBridge in December 2020 to provide an AI-driven OCR digital document signature solution.

●	OneSpan > Founded in 1991, a member of the FIDO Alliance and a partnership with Salesforce, reported FY20 revenues of $37M, and is primarily focused in the financial document management market.

●	SignNow > Founded in 2011 with estimated FY20 revenues of $2.1B, is primarily focused in the Healthcare document management market.

Digital Watermark-specific competitors

●	Advestigo > Founded in 2002 with estimated revenues of $15M in FY20, is primarily focused on theraography technology for content-based fingerprinting.

●	Civolution > Founded in 2008 with estimated revenues of $16M in FY20, is focused on media content watermarking.

●	Digify > Founded in 2011 with estimated FY20 revenues of $10M, is partnered with Samsung (SEPCO) and primarily focused on mobile application content management.

●	Digimarc > Founded in 1995 with $1.3B in FY20 revenues, is the leader in digital identity management for all forms of media.

●	Intrasonics > Founded in 2000 with estimated revenues of $36M, is primarily focused on digital audio watermarking.

●	WetStone Technologies > Founded in 1997 with estimated revenues of $36M is focused in the cyber security/computer forensics market.

Current participating members in the HolyGrail-2 Digital Watermark Project cross-value chain initiative are APK, Arburg, Arca, Arla, AveryDennison, Azul, BASF, Beiersdorf, Berry, Borealis, Bosch, Braskem, CCL, Ceflex, Citeo, City of Copenhagen, ClosedLoop, Coca-Cola, Colgate-Palmolive, Constantia, DagSam, Danon, Dansk, Digimarc, DM, Dow, Elif, Elopak, Esko, Essity, Expra, FiliGrade, Finat, FlintGroup, Foboha,, Formika, FujiSeal, General Mills, Gizeh, Graham, Greiner, GS1, Henkel, HL-Repro, HTP, Indorama, Intermat, IPL, ITC, Jabil, Johnson & Johnson, Jokey, Kellog’s, Kellpo, Kiefel, Korsini, KraftHeinz, L’OREAL, MacDermid, Masterpress, MikoPac, Milliken, Mondelez, Mondi, MSS, Muller, Nestle, NYCO, Orkla, PAC, Paccor, ReturPack, PepsiCo, Proctor&Gamble, Reclay, Rewe, Reynders, Rossman, Scibic, SaicaFlex, Saueressig, Seeberger, SGK, Schulstad, Schwartz, Siegwerk, Sleever, Sonoco, Storaenso, Styrenics, Suez, Sulayr, Sun Chemical, TetraPak, Tomra, Unilever, Ghent University, Vandemoortele, Veolia, Verpa, Viappiani, Wipak, Wrap and more.

Research and Development

Our current research and development is split between our Cloud-DPS ‘Wavelet’ digital watermark adaptive content protection technology and our new FMY microservices technology.

Forget-Me-Yes™ (FMY)

●	Cloud-native data extraction query engine(s) for Extract-Transform-Load (ELT) and Extract-Load-Transform (ELT) processing of both structured and unstructured data
●	Zero-knowledge polymorphic encryption services
●	Cloud-native AI-driven bulk ingress/egress data processing services engine
●	Cloud-native multi-cloud services alerting/logging AI-driven engine

Cloud-DPS

●	Image (Radiology-Xray) and Photo content protection for mobile Healthcare and Social Media markets
●	Mobile (Android/iOS) content security manager for Google Play store download
●	Block chain capable Consumer Package tagging/watermarking for sorting and cross-value chain product management

Our fiscal 2020 research and development expenditures were $254,281.00.

Acquisition of ComplyTrust Inc. (formerly OCL Technologies Corp.)

On June 5th, the Company completed the acquisition of 100% of the shares of OCL Technologies Corp. www.ocltechnologies.com (hereafter “OCL”), a Delaware Corporation, with its head office located in the technology hub of San Diego, California. OCL is specifically focused on providing enterprise organizations and individuals with highly-secure data privacy tools that provide sustained and continuous global regulatory compliance of data subject rights, while independently protecting all parties. With the burgeoning growth of privacy regulation worldwide coupled with strict regulatory oversight, companies are dedicating significant resources to achieve and maintain compliance. In the past two years alone, initiatives such as the EU GDPR (General Data Protection Regulation effective May 25, 2018) as well as the CCPA (California Consumer Privacy Act passed June 28, 2018 and effective January 1, 2020) have mandated privacy rights and data protection for entities and individuals contemplated within their legislative frameworks. In addition to these, there are additional data privacy legislative initiatives on-going in Asia and both North and South America which will require data protection solutions. Oculus believes that the acquisition of OCL is a tremendous fit within its core objective of developing robust cutting edge technologies that address focused customer data protection requirements on a global scale.

Consideration for the acquisition of OCL is 12,500,000 common shares of the Company and 12,500,000 share purchase warrants exercisable for a period of five years from date of issuance. The share purchase warrants are exercisable only upon specific performance criteria being met. Such criteria being 1) revenue sales projections per OCL’s proformas, or 2) listing on a major US exchange, or 3) change of control as defined below:

i.	Meeting sales forecasts:

-	The greater of either the 20% vesting every six months or the pro rata percentage of warrants earned by the Company’s subsidiary, OCL Technologies Corp. (“OCL”) in years 1, 2 and 3

-

(100V/$125,000,000) of the warrants shall vest on June 4, 2021 (2022 and 2023), wherein “V” is the Gross Revenue of the business (as hereinafter defined) between the period June 4, 2020 – June 4, 2025;

-	“Gross Revenue” means all monetary sums earned less any credits issued for returns and allowances, and, for certainty, Gross Revenue does not include Deferred Revenue;

-	eg: if the OCL warrant holders earn 60% of projected revenue in Year 1 then all option holders would also vest 60% .

ii.

the listing of the Company on any national securities exchange registered with the United States Securities and Exchange Commission under section 6 of the United States Securities Exchange Act of 1934, as amended, such as, but not limited to, the New York Stock Exchange, the NYSE American, and NASDAQ Stock Market; or

iii.

a Change of Control Event meaning, with reference to the Company: (a) the acquisition of a sufficient number of voting securities in the capital of the Company so that the acquirer (as referenced in the OCL Share Purchase Agreement dared for reference June 5, 2020) becomes entitled, directly or indirectly, to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company (provided that, prior to the acquisition, the acquirer was not entitled to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company); (b) an occurrence when a majority of the directors elected at any annual or extraordinary general meeting of shareholders of the Company are not individuals nominated by the Company’s then-incumbent board; or (c) sale of one or more assets of the Company (but for certainty excludes sales made in the normal course of Business) after the Closing Date (as defined in the OCL Share Purchase Agreement) resulting in the collection of monetary sums that is collectively more than 50% of the Gross Revenue of the Company during the twelve (12) month period immediately preceding the Closing Date (as defined in the OCL Share Purchase Agreement).

Intellectual Property

Our success is dependent, in part, upon our proprietary technology. We generally rely upon patents, trademarks, and trade secret laws to establish and maintain our proprietary rights in our technology products and services.

On June 19, 2001, United States Patent Application No. 09/884,787, "Method and Apparatus for Digitally Fingerprinting Videos", was officially filed with the U.S. Patent and Trademark Office. This patent is for "MediaSentinel™". This patent expired in February of 2010. At this time, we have elected not to patent our Cloud-DPS technology until additional software development review is initiated to determine Cloud-DPS refresh requirements to be viable in today’s cloud-native world.

Patent-pending technology encompassing the Forget-Me-Yes™ data privacy architecture includes our hybrid Zero-Knowledge data security process along with proprietary query engine and automated re-query services processes.

In October 20202, trademark applications were made by OVTZ for both Forget-Me-Yes™ and ComplyTrust™.

Laws and Regulations

Our operations are or may be subject to various international, federal, provincial, state and local laws, regulations and recommendations relating to the marketing of products and relationships with data protection, intellectual property protection, the export of technology products to certain countries and privacy protection. Although we believe that we are compliance with all international, federal, provincial, state and local regulations, the risk of claims and actions against us for breach of the aforesaid laws cannot be eliminated completely. In the event of a breach of these laws, we could be held liable for any damages that result. The amount of such damages could have a materially adverse effect on our results of operations and financial condition.

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

Oculus' Website

Our website address is www.ovtz.com. Information found on our website is not incorporated by reference into this annual report. We make available free of charge through our website our Securities and Exchange Commission ("SEC"), filings filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnish it to, the SEC through its website on EDGAR www.sec.gov/edgar/companysearch. We will also make available all financial reports filed in accordance with United States generally accepted accounting principles ("US GAAP") on SEDAR through its website www.sedar.com. We invite investors and interested parties to sign up for "Email Alerts" on our website to receive information such as press releases as they become available.

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

Impact of Pandemics

Pandemics, epidemics or outbreaks of an infectious disease in Canada or worldwide, including COVID-19 or any other similar illnesses, could have an adverse impact on the Company’s results, business, financial condition or liquidity.

On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic has negatively impacted the Canadian, U.S., and global economies; disrupted Canadian, U.S., and global supply chains; disrupted financial markets; contributed to a decrease in interest rates; resulted in ratings downgrades, credit deterioration and defaults in many industries; forced the closure of many businesses, led to loss of revenues, increased unemployment and bankruptcies; and necessitated the imposition of quarantines, physical distancing, business closures, travel restrictions, and sheltering-in-place requirements in Canada, the U.S., and other countries. If the pandemic is prolonged, including through subsequent waves, or if additional variants of COVID-19 emerge which are more transmissible or cause more severe disease, or if other diseases emerge with similar effects, the adverse impact on the economy could worsen. Moreover, it remains uncertain how the macroeconomic environment, and societal and business norms will be impacted following this COVID-19 pandemic. Unexpected developments in financial markets, regulatory environments, or consumer behavior may also have adverse impacts on the Company's results, business, financial condition or liquidity, for a substantial period of time.

The COVID-19 pandemic has also created additional operational risks for the Company, including the need to provide enhanced safety measures for its employees and customers; comply with rapidly changing regulatory guidance; address the risk of, attempted fraudulent activity and cybersecurity threat behavior; and protect the integrity and functionality of the Company's systems, networks, and data as a larger number of employees work remotely. The Company is also exposed to human capital risks due to issues related to health and safety matters, and other environmental stressors as a result of measures implemented in response to the COVID-19 pandemic, as well as the potential for a significant proportion of the Company's employees, including key executives, to be unable to work effectively, because of illness, quarantines, sheltering-in-place arrangements, government actions or other restrictions in connection with the pandemic.

The extent to which the COVID-19 pandemic continues to impact the Company's results, business, financial condition or liquidity will depend on future developments in Canada, the U.S. and globally, including the development and widespread availability of efficient and accurate testing options, and effective treatment options or vaccines. Despite the approval of certain vaccines by the regulatory bodies in Canada and the U.S., the ongoing evolution of the development and distribution of an effective vaccine also continues to raise uncertainty.

Our limited operating history makes it difficult to evaluate our business and prospects.

We have a very limited operating history in the context of document protection products and services and have yet to develop an extensive record regarding the sale of our products and services. As a result, our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including our ability to:

·	maintain or develop relationships with suppliers and marketing partners;
·	establish a customer base;
·	continue to develop and upgrade our technology, products and services;
·	provide superior customer service;
·	respond to competitive developments; and
·	retain and motivate qualified personnel.

In addition, we have and will continue to be subject to the risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties are incorrect or change due to market factors, or if we are unsuccessful in addressing these risks, our business could suffer.

We have incurred substantial losses; we expect to incur losses in the future and may never achieve profitability.

To date, we have not generated a profit or significant revenue from operations and in fact have incurred substantial losses. For the year ended December 31, 2020 we maintained $328,205. of working capital and sustained a net loss of $2,772,484. (includes an Impairment Charge of $1,966,939.) and had an accumulated deficit of $44,159,180.

We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business. As a result, we expect operating losses and negative cash flows to increase for the foreseeable future. Consequently, we will need to generate significant revenues to achieve and maintain profitability. We may be unable to do so. If our revenues grow more slowly than anticipated, or if operating expenses increase unexpectedly, or are not reduced sufficiently, we may never achieve profitability. Because of factors discussed in this paragraph, our auditors, in their report on our financial statements, have expressed substantial doubt concerning our ability to continue as a going concern.

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

We expect that we will require approximately $3,000,000 to $5,000,000 in financing to meet our working capital needs for the remainder of 2021 and further financing thereafter. If our capital requirements vary materially from those currently planned, we may require additional financing. We have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to remain in business.

Our operating results in future periods are expected to be subject to significant fluctuations, which would likely affect the trading price of our common shares.

Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Some of these factors include:

·	our ability to attract and retain customers;
·	the introduction of new enhancements in digital watermarking;
·	price competition;
·	our ability to remain competitive in our product and service offerings;
·	our ability to attract new personnel; and
·	U.S. and foreign regulations relating to the Internet.

As a result of the factors listed above, and others, period-to-period comparisons of our operating results may not be meaningful in predicting our future performance. It is possible that our operating results will not meet market expectations in some future quarter or quarters, which would likely result in a significant decline in our stock price.

The data privacy and data protection markets are highly competitive, and our failure to successfully compete will limit our ability to attain, retain and increase our market share.

The data privacy and data protection markets are rapidly evolving and extremely competitive. We expect competition to intensify in the future. We compete with companies that provide all or certain aspects of our services, including other data privacy and data protection providers and data-management companies. Our current market share is insignificant.

The data privacy market is currently dominated by a small number of larger revenue-bearing companies, while the data protection market includes a wide variety of small, medium and large providers in many different vertical segments. Most of our competitors have longer operating histories, larger customer bases, stronger brand recognition and significantly greater financial, marketing and other resources than us. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of online cloud services increases.

The document protection market is highly competitive, and our failure to compete successfully would limit our ability to retain and increase our market share.

The cyber document security, and its superset, cyber data security are rapidly evolving and extremely competitive sectors and we expect that competition will intensify in the future. We compete with other companies that provide all or certain aspects of our services, including other cyber/document protection systems based on document digital watermarking, and others, and expect that additional competition in the future will be provided by those types of providers. Our current market share is insignificant.

The document protection market is currently dominated by a small number of larger companies, including ContractBook, DocHub, DocuSign, HelloSign, PandaDoc, RightSignature, SignNow and others. Most of our competitors have longer operating histories, larger customer bases, stronger brand recognition and significantly greater financial, marketing and other resources than us. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with on-line competitors as the use of the Internet-centric, Cloud-based cyber document security services increases. In addition, cyber document security and cloud document management technologies and the expansion of existing B2B and B2C document protection technologies are expected to result in additional competition.

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

The video digital watermarking market is currently dominated by a small number of larger companies, including Irdeto, Nagra, Synamedia and Verimatrix. Most of our competitors have longer operating histories, larger customer bases, stronger brand recognition and significantly greater financial, marketing and other resources than us. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. In addition, new automatic content recognition (ACR) technologies and the expansion of existing technologies are expected to result in additional competition.

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

We are dependent upon vendors and other third-party service provider and will be competing with some of these companies.

We are and will continue to be dependent on vendors and other providers to supply the hardware, software and co-location resources that comprise our products and services. We have no long-term or exclusive contracts or arrangements with any of these vendors or providers. We cannot be certain that our current and proposed vendors and service providers will continue to do business with us or that we will be able to establish relationships with new vendors and service providers if necessary. If we are unable to establish and maintain satisfactory relationships and arrangements with these third parties, our business could be harmed. In addition, we will be dependent upon our third-party vendors and other suppliers to adequately test their products before release, and to provide support for their products after delivery. Failure to do so could have a material adverse effect on our business.

Further, we currently compete with, and expect to compete with in the future, providers of some of our technology or system components. If we are unable to effectively balance our need to cooperate and compete with these companies, our business may be harmed.

Our services are technically complex and we may not be able to prevent defects that could decrease their market acceptance, result in product liability or harm our reputation.

Our document security, digital water marketing, streaming media, data privacy and data protection products and services are complex, and the steps we take to ensure that they are free of errors or defects, particularly when first introduced or when new versions or enhancements are released, may not be successful. We cannot guarantee that current versions or enhanced versions or our products will be free of significant software defects or bugs. Despite our testing, and testing by our third-party vendors and providers, current or future products may contain serious defects. Serious defects or errors could result in lost revenue or a delay in market acceptance of our products and could seriously harm our business and operating results. Errors in our products may be caused by defects in third-party hardware or software incorporated into our products. If so, we may be unable to fix these defects without the co-operation of these third-party providers. Because these defects may not be as significant to these providers as they are to us, we may not receive the rapid co-operation that we may require. Errors, defects or other performance problems with our products could also harm our customers' businesses or result in potential product liability claims. Even if unsuccessful, a product liability claim brought against us would likely be time-consuming, costly and harmful to our reputation. Nor can there be any assurance that our product liability insurance coverage will be sufficient to satisfy any successful claim.

Any loss of our personnel or inability to acquire new personnel could harm our business.

Our continued operations and future success is significantly reliant on the continued services and performance of our senior management. The loss of the services of any member of our senior management team could cause significant disruption in our business. We have no long-term employment agreements with senior management, do not currently maintain any "key person" life insurance and have no employees. As such, our future success depends on our ability to retain current senior management and to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, customer service, and sales and marketing personnel. Competition for such personnel is intense, and we may not successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary personnel could impede our future success.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and shareholders could lose confidence in our financial reporting.

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether the Company is required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the Company's share price. Although we are not aware of anything that would impact its ability to maintain effective internal controls, we have not obtained an independent audit of the Company's internal controls and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as the Company is required to comply with the internal control requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having its internal controls audited and in implementing any changes which are required.

We do not currently have any paying customers.

Our sales were $-0- in 2020 and 2019. We expect that a small number of customers will account for a substantial portion of our revenue in the foreseable future. The inability to increase the number of customers could limit our ability to maintain or increase our market share or could cause revenue to drop quickly and unexpectedly.

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

Other companies, including our competitors, may have or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or license our products. We cannot be certain that our products do not and will not infringe patents or the proprietary rights of others. We may be subject to legal proceedings, including claims of alleged infringement by others of the intellectual property rights of third parties. If a successful claim of infringement is brought against us and we fail to or are unable to license the infringed technology on commercially reasonable terms, our business and operating results could be significantly harmed. Companies in the technology sector are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Although we are not currently subject to any litigation or claims, any future claims, whether or not valid, could result in substantial costs and diversion of resources with no assurance of success. Intellectual property litigation or claims could force us to do one or more of the following:

·	cease selling, incorporating or using products or services that incorporate the infringed intellectual property;

·	obtain a license from the rights-holder or owner of the infringed intellectual property, which license may not be available on commercially reasonable terms, or at all; or

·	re-design our products or services.

If we are forced to take any of these actions, our business could be substantially harmed.

Our success depends on the continued growth in demand for e-business applications.

Our primary business strategy involves the development of products and services that enable users to transmit video over the Internet. As a result, our future sales and any future profits will be substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of business by consumers and businesses. To be successful, consumers and businesses that have historically used traditional means of commerce to transact business must continue to accept and utilize the Internet as a medium for conducting business and exchanging information. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support and privacy concerns. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation could cause the Internet to lose its viability as a commercial medium. If the demand for e-business applications does not grow or grows more slowly than anticipated, demand for our products and services would be reduced and our revenue would suffer.

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

Our articles of continuance and bylaws contain anti-takeover provisions that could discourage, delay or even prevent an acquisition of our company at a premium price or at all. Any of these provisions might prevent the market price of our common shares from increasing in response to takeover attempts and could prevent our shareholders from realizing a premium over the then-prevailing market price for the common shares.

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

"Penny stocks" are low-priced, and usually highly speculative, stock selling at less than $5.00 per share. Our securities are subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The rule also requires the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable for the transaction, current quotations for the stock, and, if applicable, the fact that it is the sole market maker in the stock. Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of shareholders to sell their shares in the secondary market

We do not anticipate paying dividends to shareholders in the foreseeable future.

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

The financial reporting obligations of being a public company in the United States are expensive, time consuming, and may place significant demands on the Company's management.

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

The Company's corporate headquarters are located at Suite 507, 837 West Hastings Street, Vancouver, British Columbia and are subject to an office space lease on a month-to-month basis. The monthly base rent is $4,100.00 CAD (Canadian Dollars).

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

There is a limited public market for our common shares. Our common shares trade on the TSX Venture Exchange (the “TSXV”) under the trading symbol "OVT", and on the NASD - OTCQB under the symbol "OVTZ".

The following table shows the high and low sales prices (in Canadian dollars) of our common shares as reported by the TSXV for the periods indicated (post 15 to 1 reverse split December 2011).

	TSX (Symbol “OVT”)
Period	High (CAD $)	Low (CAD $)
First Quarter 2019	0.12	0.09
Second Quarter 2019	0.12	0.10
Third Quarter 2019	0.12	0.10
Fourth Quarter 2019	0.15	0.11
First Quarter 2020	0.30	0.135
Second Quarter 2020	0.63	0.18
Third Quarter 2020	0.50	0.275
Fourth Quarter 2020	0.70	0.32

The following table shows the high and low prices of our common shares on the NASD - OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2019	0.12	0.07
Second Quarter 2019	0.10	0.07
Third Quarter 2019	0.10	0.07
Fourth Quarter 2019	0.12	0.08
First Quarter 2020	0.24	0.10
Second Quarter 2020	0.484	0.1203
Third Quarter 2020	0.463	0.20
Fourth Quarter 2020	0.5819	0.2070

Holders

As of March 15, 2021, there were 86,522,569 common shares outstanding, held by 1,287 shareholders of record. However, beneficial holders of the Company's common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is 1,287, the number of registered holders may not be representative of the number of beneficial owners.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common
Common stock - no par value	OVTZ	NASD - OTCQB
Preferred stock - no par value	N/A	N/A
Common stock - no par value	OVT	TSX Venture Exchange
Common stock - no par value	USF1	Frankfurt Stock Exchange

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

Equity Compensation Plan Information

As at December 31, 2020 there were 8,652,257 securities authorized for issuance under the under the Company’s existing stock option plan dated effective August 28, 2020 (the “2020 Stock Option Plan”). Since the last financial year end of December 31, 2020, as at March 15, 2021, the following securities were authorized for issuance under the 2019 and 2020 Stock Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,350,000 [1]		4,302,257
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,350,000		4,302,257

Stock Option Plan

The Board of Directors of the Company adopted a new share option plan dated for reference August 28, 2020 (the “2020 Share Option Plan”). The 2020 Share Option Plan, supersedes and replaces the 2019 Stock Option Plan, which was approved by shareholders at the Company’s annual general and special meeting on November 23, 2020. The purpose of the 2020 Share Option Plan is to provide incentive to qualified parties to increase their proprietary interest in the Company and thereby encourage their continuing association with the Company.

Previous grants will be taken into account when considering new grants under the 2020 Share Option Plan and a maximum of 10% of the number of the issued and outstanding common shares of the Company are available for issuance under the 2020 Share Option Plan. There are currently 3,600,000 options issued under the 2019 Stock Option Plan and 750,000 option issued under the 2020 Stock Option Plan for a total of 4,350,000.

1The additional terms and conditions attached to the Option represented by this Option Commitment are as follows:

1.	The Options will not be exercisable unless and until they have vested and then only to the extent that they have vested. The Options will vest in accordance with the following:

Vesting Provisions

To vest as to 20% on the date that is six months from the date of grant, and a further 20% on each successive date that is six months from the date of the previous vesting in accordance with the table below:

All options will be considered vested if one of the following criteria are met by the Company:

i.	Meeting sales forecasts:

-	The greater of either the 20% vesting every six months or the pro rata percentage of warrants earned by the Company’s subsidiary, OCL Technologies Corp. (“OCL”) in years 1, 2 and 3

-

(100V/$125,000,000) of the warrants shall vest on June 4, 2021 (2022 and 2023), wherein “V” is the Gross Revenue of the business (as hereinafter defined) between the period June 4, 2020 – June 4, 2025;

-	“Gross Revenue” means all monetary sums earned less any credits issued for returns and allowances, and, for certainty, Gross Revenue does not include Deferred Revenue;

-	eg: if the OCL warrant holders earn 60% of projected revenue in Year 1 then all option holders would also vest 60% .

ii.

the listing of the Company on any national securities exchange registered with the United States Securities and Exchange Commission under section 6 of the United States Securities Exchange Act of 1934, as amended, such as, but not limited to, the New York Stock Exchange, the NYSE American, and NASDAQ Stock Market; or

iii.

a Change of Control Event meaning, with reference to the Company: (a) the acquisition of a sufficient number of voting securities in the capital of the Company so that the acquirer (as referenced in the OCL Share Purchase Agreement dared for reference June 5, 2020) becomes entitled, directly or indirectly, to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company (provided that, prior to the acquisition, the acquirer was not entitled to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company); (b) an occurrence when a majority of the directors elected at any annual or extraordinary general meeting of shareholders of the Company are not individuals nominated by the Company’s then-incumbent board; or (c) sale of one or more assets of the Company (but for certainty excludes sales made in the normal course of Business) after the Closing Date (as defined in the OCL Share Purchase Agreement) resulting in the collection of monetary sums that is collectively more than 50% of the Gross Revenue of the Company during the twelve (12) month period immediately preceding the Closing Date (as defined in the OCL Share Purchase Agreement).

Performance Graph

Copyright© 2021 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
Copyright© 2021 Russell Investment Group. All rights reserved.

	12/15	12/16	12/17	12/18	12/19	12/20

Oculus VisionTech Inc.	100.00	41.28	17.15	20.51	30.77	105.13
Russell 2500	100.00	117.59	137.36	123.62	157.94	189.52
Dow Jones U.S. Small Cap Software	100.00	102.88	131.70	139.24	192.66	310.71

	Begin:	12/31/2015
	Period End:	12/31/2020
Oculus Visiontech Inc	End:	12/31/2020
OVTZ
			Beginning
	Transaction	Closing	No. Of	Dividend	Dividend	Shares	Ending	Cum. Tot.
Date*	Type	Price**	Shares***	per Share	Paid	Reinvested	Shares	Return

31-Dec-15	Begin	0.390	256.41				256.410	100.00

31-Dec-16	Year End	0.161	256.41				256.410	41.28

31-Dec-17	Year End	0.067	256.41				256.410	17.15

31-Dec-18	Year End	0.080	256.41				256.410	20.51

31-Dec-19	Year End	0.120	256.41				256.410	30.77

31-Dec-20	End	0.410	256.41				256.410	105.13

* Specified ending dates or ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***'Begin Shares' based on $100 investment.

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

The Company’s products and services are based on its data privacy, data protection and media delivery infrastructure, software and services. It has developed a number of specific products and services that include

Cloud-DPS, CTSS and Forget-Me-Yes™.

As more fully discussed below we have not been profitable, and our revenues for 2020 and 2019 were $-0-. We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, both for the remainder of fiscal 2020 and thereafter, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

REVENUE RECOGNITION.  Revenue is recognized for data privacy, data protection and digital water marking based on a contracted usage schedule on a monthly billing cycle. Software revenue and other services are recognized in accordance with the terms of the specific agreement, which is generally upon delivery and when accepted by customer.  Maintenance, support and service revenue are recognized ratably over the term of the related agreement. In order to recognize revenue, we must not have any continuing obligations and it must also be probable that we will collect the accounts receivable.

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

Results of Operations

For the Year Ended December 31, 2020

Sales

Sales for the year ended December 31, 2020 and 2019 were $-0-

Cost of Sales

The cost of sales for the year ended December 31, 2020 and 2019 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the year ended December 31, 2020.  We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased/increased moderately as a result of insignificant fluctuations in general costs.

Selling, general and administrative expenses for the year ended December 31, 2020 increased by $69,946 to $266,567 from $196,621 for the year ended December 31, 2019. This included professional expenses for the year ended December 31, 2020 which increased to $75,022. from $35,859. for the comparable period in 2019. We incurred increased costs in 2020 due to post acquisition legal and accounting costs.

Research and development for the year ended December 31, 2020 increased to $254,281 from $Nil for the comparable period in 2019. This was a result of the Company’s acquisition of OCL and the research that they conduct.

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

Research and Development

Research and development costs for the three months ended December 31, 2020, increased to $124,101 from $-0- for the comparable period in 2019. We incurred increased costs in 2020 due to management’s decision to develop C-DPS – Cloud Document Protection System as well as the development of our subsidiary’s zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for fiscal 2020 was $2,772,484, which includes Impairment Charge of $1,966,939., compared with a net loss of $192,865 for fiscal 2019.

Liquidity and Capital Resources

At December 31, 2020 our cash position was $490,190, an increase of $107,738 from December 31, 2019. We had a working capital of $328,205 and an accumulated deficit of $44,159,180 at December 31, 2020.

Our principal source of cash during fiscal 2020 was $773,038 from sale of common stock.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During the year ended December 31, 2020, the company issued 7,000,001 shares for proceeds of $773,038 and received $114,169 in cash on the acquisition of assets.

Our independent registered public accounting firm, in their report accompanying our audited financial statements at and for the year ended December 31, 2020, have stated that there is substantial doubt about our ability to continue as a going concern. As of December 31, 2020, we had $490,190 in cash. We will require an additional $3 million to $5 million to finance operations for the fiscal 2021 and we intend to obtain such financing through sales of our equity securities. The threat to our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Assuming the aforementioned $3 million to $5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities. Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $3 million to $5 million for fiscal 2021. We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of fiscal 2020 we have no off-balance sheet arrangements.

Related Party Transactions

The Company for the years ended December 31, 2020 and 2019 reimbursed a related party $27,479 and $25,184, respectively. The Company incurred no expenses from a related party for research and development for the years ended December 31, 2020 and 2019. Related parties advanced (repaid) the Company $Nil and ($555,436) during 2020 and 2019, respectively.

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

OCULUS VISIONTECH, INC AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

OCULUS VISIONTECH, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

K W C O, P C

Certified Public Accountants

1931 East 37th Street, Suite 7	5202 Creekland Circle
Odessa, Texas 79762	Spring, TX
432-363-0067	432-363-0067
Fax 432-363-0376	Fax 432-363-0376

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Oculus VisionTech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oculus VisionTech Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are the matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to the accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating.

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

March 15. 2021

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

Our report to the Board of Directors dated March 15, 2021, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires an explanatory paragraph in the auditor’s report.

/s/KWCO, PC

KWCO, PC

Odessa, Texas

March 15, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	December 31,	December 31,
	2020	2019

ASSETS

Current Assets:
Cash and cash equivalents	$490,190	$382,452
Prepaid expenses and other current assets	6,082	1,267
Total Assets	$496,272	$383,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$32,329	$5,431
Accounts payable and accrued expenses - related parties	135,738	129,985
Total current liabilities	168,067	135,416

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 86,522,569 and 67,022,568	44,073,257	41,634,999
Commitment to issue shares	414,128	-
Accumulated deficit	(44,159,180)	(41,386,696)
Stockholders' equity	328,205	248,303
Total Liabilities and Stockholders' Equity	$496,272	$383,719

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

For the Years Ended December 31,	2020	2019

Revenue	$-	$-

Expenses:
Research and development	254,281	-
Selling, general and administrative	266,567	196,621
Stock-based compensation	284,793	-
Impairment of intangible assets	1,966,939	-

Total expenses	2,772,580	196,621
Loss from operations	(2,772,580)	(196,621)

Other income
Interest income	96	449
Gain on settlement of accounts payable	-	3,307
	96	3,756

Net loss	$(2,772,484)	$(192,865)

Net loss per share - basic and diluted	$(.04)	$(.00)

Weighted-average number of common shares outstanding - basic and diluted	75,356,815	57,032,157

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Stated in US Dollars)

	Common Stock

			Commitment to	Accumulated	Stockholders'
	Shares	Amount	Issue Shares	Deficit	Equity

Balance at December 31, 2018	45,572,568	$40,458,297	$-	$(41,193,831)	$(735,534)

Sale of common stock, net of $32,416 of issuance costs	21,450,000	1,176,702	-	-	1,176,702
Net loss	-	-	-	(192,865)	(192,865)

Balance at December 31, 2019	67,022,568	41,634,999	-	(41,386,696)	248,303

Sale of common stock	7,000,001	773,038	-	-	773,038
Shares issued for asset acquisition	12,500,000	1,380,427	-	-	1,380,427
Contingent consideration	-	-	414,128	-	414,128
Share-based compensation	-	284,793	-	-	284,793
Net loss	-	-	-	(2,772,484)	(2,772,484)

Balance at December 31, 2020	86,522,569	$44,073,257	$414,128	$(44,159,180)	$328,205

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Years ended December 31,	2020	2019

Cash flows from operating activities:
Net loss	$(2,772,484)	$(192,865)
Add back non-cash share-based compensation	284,793	-
Add back non-cash impairment of intangible assets	1,966,939	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(4,815)	(75)
Increase (decrease) in accounts payable and accrued expenses	(259,655)	(51,446)
Increase (decrease) in accounts payable and accrued expenses due to related parties	5,753	(555,436)

Net cash used in operating activities	(779,469)	(799,822)

Cash flows from investing activities
Cash acquired on asset acquisition	114,169	-
Net cash from investing activities	114,169	-

Cash flows from financing activities
Proceeds from the sale of common stock	773,038	1,176,702
Net cash from financing activities	773,038	1,176,702

Net increase in cash and cash equivalents	107,738	376,880

Cash and cash equivalents at beginning of year	382,452	5,572

Cash and cash equivalents at end of year	$490,190	$382,452

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-Cash Financing and Investing Activities
Common stock issued on acquisition	$1,380,427
Intangible acquired on acquisition	(1,966,939)
Warrants issued on acquisition	414,128
Account payable acquired on acquisition	172,384
	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Stated in US Dollars)

1.	BASIS OF PRESENTATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of Oculus and its wholly-owned subsidiaries, USVO Inc. (dissolved December 31, 2019) and OCL Technologies Corp. (from the date of acquisition, Note 6).

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions. At December 31, 2020 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred a loss of $2,772,484 for the year ended December 31, 2020 and, in addition the Company incurred losses of $192,865 and $183,279 for the year ended December 31, 2019. As of December 31, 2020, the Company had an accumulated deficit of $44,159,180 and a working capital of $328,205. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company sells its products to customers on an open credit basis. The Company’s trade accounts receivable are due from such customers and are generally uncollateralized. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts. As of December 31, 2020 and 2019, the Company had no account receivable.

Revenue from hardware product sales is recognized when the product has been shipped and the collection of payment is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering services sales are recognized upon the service having been provided. The Company had no hardware product sales in 2020 or 2019.

Revenue from software sales is recognized when the product has been delivered. Revenue from multiple element contracts (hardware, software and engineering) is allocated to the various elements based on fair value. If objective evidence of fair value is not available, revenue from these contracts is deferred until the earlier of when objective evidence of fair value does exist or all elements of the contract have been delivered. Discounts will be applied to each element on a proportionate basis. No portion of the revenue will be recognized if the portion of the revenue allocable to delivered elements is subject to forfeiture, refund or other concession. The Company had no software sales in 2020 or 2019.

Revenue is recognized for digital water marking based on a contracted usage schedule on a monthly billing cycle. Revenue for digital watermarking software usage totaled $-0- in 2020 and 2019.

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

The foreign assets and liabilities of the Company are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average rates of exchange prevailing during the period. The aggregate effect of translation adjustments is immaterial at December 31, 2020 and 2019.

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. As of December 31, 2020 and 2019 there were no potentially issuable common stock, except for stock purchase warrants.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	2020	2019

Prepaid expenses	$1,030	$-
Tax Receivable – Canadian GST	5,052	1,267
	$6,082	$1,267

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	2020	2019

Accounts payable	$16,670	$5,048
Accrued fees and expenses	15,659	383
	$32,329	$5,431

Accounts payable and accrued expenses - related parties consist of accounts payable for research and development, advances and accrued interest on related party debt.

6.	ACQUISITION OF OCL TECHNOLOGIES CORP.

During the year ended December 31, 2020, the Company acquired a 100% interest in OCL Technologies Corp. (“OCL”) by issuing 12,500,000 shares with a fair value of $1,380,427 and contingent consideration consisting of 12,500,000 non-transferable warrants with a fair value of $414,128. The transaction does not meet the definition of a business as defined in ASC 805-10. As a result, the acquisition of OCL has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on their relative fair values. Upon closing of the transaction, OCL became a subsidiary of the Company. The net assets acquired pursuant to the acquisition are as follows:

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

During the year ended December 31, 2020, the Company impaired the intangible asset resulting an expense on the consolidated statement of operations of $1,966,939.

7.	COMMON STOCK

The Company has one class of no par value common stock with 500,000,000 authorized shares 86,522,569 and 67,022,568 outstanding on December 31, 2020 and 2019, respectively.

On June 19, 2019, the Company issued 7,500,000 shares to a consultant and directors at $0.075 CAD per share.

On June 19, 2019, the Company issued 13,950,000 shares to investors at $0.075 CAD per share.

On June 5, 2020, the Company issued 12,500,000 shares at a value of $0.15 CAD per share pursuant to the acquisition of OCL Technologies Corp.

On June 5, 2020, the Company issued 7,000,001 shares to investors, including 1,766,667 common shares to a consultant and directors at $0.15 CAD per share.

8.	STOCK OPTIONS

During the year ended December 31, 2020, the Company adopted a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options.

During the year ended December 31, 2020, the Company:

i) granted 3,600,000 stock options to consultants, directors and officers exercisable into 3,600,000 shares at an exercise price of $0.35CAD and an expiry date of July 21, 2023. The options have a fair value of $909,900CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.27%; (iv) Dividend rate of Nil; and (v) market stock price of $0.35. The options vest 20% every 6 months starting January 21, 2020. During the year ended December 31, 2020, the Company recorded $369,597CAD ($283,307US) of stock-based compensation relating to the vesting period.

ii) granted 250,000 stock options to consultants, directors and officers exercisable into 250,000 shares at an exercise price of $0.45CAD and an expiry date of December 21, 2023. The options have a fair value of $75,800CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.02%; (iv) Dividend rate of Nil; and (v) market stock price of $0.425. The options vest 20% every 6 months starting June 21, 2021. During the year ended December 31, 2020, the Company recorded $1,899CAD ($1,486US) of stock-based compensation relating to the vesting period.

9.	COVID-19

In December 2019, a coronavirus (COVID-19) was reported in China and in January 2020, the World Health Organization (WHO) declared it a Public Health Emergency of International Concern. In March 2020, the WHO declared it a global pandemic. COVID-19 continued to spread globally, directly impacting worldwide economic activity and financial markets. The extent of the COVID-19 impact to future operational and financial performance will depend on the duration and spread of the outbreak, related public health measures, and their impact on the macroeconomy. While the Company expects this matter to negatively impact the Company's financial condition, results of operations, or cash flows, the extent of the financial impact and duration cannot be reasonably estimated at this time, as none of these impacts can be predicted with certainty.

10.	INCOME TAXES

As of December 31, 2020, the Company had deferred tax assets resulting primarily from net operating loss carry forwards of approximately $31,116,000., which are available to offset future taxable income, if any, through 2040. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided (tax rates have been adjusted for Tax Cuts and Job Act).

The components of the net deferred tax assets are as follows:

December 31,	2020	2019

Net operating loss carry-forwards	$6,755,000	$6,586,000
Valuation allowance	(6,755,000)	(6,586,000)
Net deferred tax assets	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate are as follows:

Year Ended December 31,	2020	2019

Federal statutory tax rate	21%	21%
Valuation allowance on net operating loss carryforwards	(21)	(21)
Effective income tax rate	0%	0%

As of December 31, 2020, open Federal income tax years subjected to examination, include the tax years ended December 31, 2019 through December 31, 2018. Tax carry forwards began to expire in 2019.

11.	RELATED PARTIES

The Company for the years ended December 31, 2020 and 2019 reimbursed a related party $27,479 and $25,184, respectively. The Company incurred no expenses from a related party for research and development for the years ended December 31, 2020 and 2019. Related parties advanced (repaid) the Company approximately $Nil and ($555,000) during 2020 and 2019, respectively.

12.	OPERATING LEASES

The Company has one operating leases with unrelated third parties for office space at the Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $3,950 (CND). For the years ended December 31, 2020 and 2019 rent expense was $36,340 and $38,651, respectively.

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes selected quarterly data for the years ended December 31, 2020 and 2019:

Year Ended December 31, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Revenue	$-	$-	$-	$-	$-
Expenses and other items	$(73,269)	$(84,417)	$(296,973)	$(2,317,825)	$(2,772,484)
Net gain (loss)	$(73,269)	$(84,417)	$(296,973)	$(2,317,825)	$(2,772,484)
Net gain (loss) per common share – Basic and diluted	$-	$-	$-	$(0.04)	$(0.04)

Year Ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Revenue	$-	$-	$-	$-	$-
Expenses and other items	$(52,680)	$(69,486)	$(42,817)	$(27,882)	$(192,865)
Net gain (loss)	$(52,680)	$(69,486)	$(42,817)	$(27,882)	$(192,865)
Net gain (loss) per common share – Basic and diluted	$-	$-	$-	$-	$-

14.	SUBSEQUENT EVENT

Subsequent to December 31, 2020, the Company issued 500,000 stock options with an exercisable into common shares for 3 years at a price of $1.20 (CAD). On January 21, 2021, the company’s wholly-owned subsidiary completed a corporate name change from OCL Technologies Corporation (OCL) to ComplyTrust Inc. (CTI).

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

There were no changes in our internal controls that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Our current directors and executive officers and their respective ages as of March 15, 2021, are as follows:

Name and Province or State and Country of Residence	Age	Position	Period of Service
Rowland Perkins Alberta, Canada	68	Director, President and Chief Executive Officer	Since 2005
Anton J. Drescher [1] British Columbia, Canada	64	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Fabrice Helliker, Broadstone, UK	53	Director	Since 2020
Maurice Loverso [1] Quebec, Canada	60	Director	Since 2003
Tom Perovic Ontario, Canada	68	Director	Since 2011
Ron Wages [1] North Carolina, USA	58	Director	Since 2011

Note:

[1]	Member of audit committee.

Rowland Perkins – President, Chief Executive Officer and Director

Mr. Perkins was formerly the President & Chief Executive Officer of ebackup Inc. (2001-2015) (a private corporation), a digital cloud data service provider specializing in cloud services, data backup and business continuity. Mr. Perkins has over 45 years of business experience and 30 years with various public companies. Mr. Perkins is a director of one other publicly trade company: Corvus Gold Inc, since August 2010, he is a former director of Xiana Mining Inc. (TSXV) from 2011 to 2018, and of International Tower Hill Mines Ltd. from 2005 to 2010. Mr. Perkins is also a director of Blue Rhino Capital Corp. and Lamaska Capital Corp. Mr. Perkins has a degree in Economics from the University of Manitoba.

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been a Chartered Professional Accountant, Certified Management Accountant since 1981. He is currently involved with several public companies including as: a director (since 1991) of International Tower Hill Mines Ltd., a public mining company listed on the TSX and the NYSE-MKT; a director (since 1996) and Chief Financial Officer (since 2012) of Xiana Mining Inc., a public mineral exploration company listed on the TSXV; a director (since 2007) and the Chief Financial Officer of Oculus VisionTech Inc., a public company involved in watermarking of film and data listed on the TSXV and the OTC Bulletin Board; a director (since 2014) of CENTR Brands Corp., a public company listed on the CSE; a director (since 2020) of Blue Rhino Capital Corp., a public company listed on the TSXV; a director (since 2020) of Lamaska Capital Corp., a public company listed on the TSXV. Mr. Drescher is also the President (since 1979) of Westpoint Management Consultants Limited, a private company engaged in tax and accounting consulting for business reorganizations, and the President (since 1998) of Harbour Pacific Capital Corp., a private company involved in regulatory filings for businesses in Canada.

Fabrice Helliker – Director

Mr. Helliker is currently an advisor to OCL Technologies Corp. and a long time executive and entrepreneur in the data protection and compliance market. He is currently the head of a software engineering division responsible for data protection automation and orchestration solutions for Hitachi Vantara, where he joined in 2012 upon the acquisition of a company he co-founded, Cofio Software. He was also a co-founder of BakBone Software, which was traded on the Toronto Exchange and later acquired by Quest Software Corp.

Maurice Loverso – Director

Mr. Loverso has been an independent director of Oculus since May 2003. He has been President of 3336298 Canada Inc. since 1996, providing financial consultation services to small capital public and private companies and has been a director of Group Intercapital Inc. since 1996, assisting a small cap venture capital firm with financial advice.

Tom Perovic –Director

Mr. Perovic has over 30 years of experience in high technology management, from research and development to high-level and top development and executive positions in businesses including automotive industry, in particular in developing and releasing autonomous driving AD Perception products , and ADAS (Advanced Driver Assistance Systems), based on AI - Machine/Deep learning models, for major OEMs, including Daimler, BMW, Toyota, Honda Ford and GM, electronics (embedded hardware, imaging/video processing based products), real-time automotive grade, functional safety compliant embedded software development, running on intelligent RTOS (Real Time Operating System), sensor fusion (camera, LiDAR, Radar, ultrasonic) data capture, and real-time processed by deep learning Neural Networks, Internet centric streaming video content (movies) watermarking products for the entertainment industry, machine vision, IP based video communications, PCB production/development equipment, professional video (TV broadcasting), Internet imaging, security video surveillance, contract manufacturing, material handling/logistics and production/distribution. He has been a co-founder, President and CTO of ASPRO Technologies, a digital security/surveillance technology start-up from 1992-2002, General Manager of Magna International Inc. and Global Director of Engineering at Magna Electronics (Magna Vectrics) from 2002 to 2018 where he was responsible for restructuring since a takeover, P/L, development strategy, operational team building and leadership, and since 2018 till present Sr. Director, Toronto Automotive Center of Excellence (TACoE), LeddarTech Inc, LiDAR high technology company. He established TACoE AI based AD/ADAS/Perception division of LeddarTech from scratch, including building the scientific, engineering, and vehicle integration and quality teams, OPEX and CAPEX. Tom has been instrumental in several technology companies M&A process.

Ron Wages –Director

Mr. Wages is an innovative and results-driven corporate professional with an impressive 30 year record of success in delivering record profit growth and solid project performance in multiple markets worldwide. He is the Director, Transmission Project Controls at Duke Energy where he leads a team of project management professionals that manage a $9B portfolio of Transmission Capital Projects. Previously, he was the founder and Chief Executive Officer of Vagues Solid State Lighting, a manufacturer of LED based lighting. He was President and General Manager of MEMScAP Inc./JDS Uniphase, a public company in the semiconductors industry. He managed the day-to-day operations for sales, marketing, manufacturing, legal and finance. Mr. Wages has a B.S. in Electrical Engineering from the University of Maryland College Park and an MBA (Honors) from the University of Houston Executive MBA Program.

The Board of Directors has no reason to believe that any nominee will not serve if elected. If any nominee is unable to serve as a director, the shares represented by all valid proxies may be voted for the election for such other person(s) as the Board may recommend, unless the Board chooses to reduce the number of directors serving on the Board. Proxies will be voted FOR each nominee unless the shareholder specifies otherwise.

The Board of Directors unanimously recommends a vote FOR the election of each of the nominees named in this Proxy Statement. Proxies solicited by the Board of Directors will be so voted unless shareholders specify otherwise on the accompanying Proxy.

Term of Office

All of our directors, when elected, hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their successors are appointed and qualified.

Significant Employees

There are no significant employees of the Company other than our executive officers, however, our subsidiary, OCL Technologies Inc. (“OCL”), entered into an employment contract with Mike Johnson (age 64), who is the co-founder, President and a director of OCL, effective February 15, 2020, whereby Mr. Johnson provides product manager services for product development based on proprietary ideas developed by OCL. The term of the contract ends on February 1, 2021, or upon a mutually agreed upon date, agreed to in writing by OCL and Mr. Johnson. Mr. Johnson has been a director and officer of OCL since June 12, 2020. From March 2017 to February 2020, Mr. Johnson was a Business Development Director with the Archival Solutions Division at Sony Electronics where he provided clarity and thought-leadership for introduction of PetaByte-class enterprise storage solutions to the autonomous vehicle/IoT, big data and high-performance compute markets worldwide. Mr. Johnson obtained and undergraduate degree in Audio Engineering from SoundMaster Institute located in Hollywood, California in 1980, and obtained undergraduate degrees in Business and Computer Science from Fullerton College located in Fullerton, California in 1984.

Family Relationships

There is no family relationship between any of our executive officers or directors.

Involvement in Certain Legal Proceedings

Except as disclosed in this proxy statement, during the past ten years none of the following events have occurred with respect to any of our directors and officers:

1.

A petition under any legislation relating to bankruptcy laws or insolvency laws was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of applicable securities legislation, whether federal, state or provincial or any applicable commodities legislation;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the U.S. Securities Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Code of Business Conduct and Ethics

The company has adopted and operates under a strict code to conduct its affairs in accordance with all applicable laws, rules and regulations of the countries in which it does business. This Code of Business Conduct (“Code”) applies to the Company’s officers, directors, non-employee directors and contractors, and includes the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This Code is the Company’s “code of ethics” and is designed to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely and understandable disclosure in the reports and documents the Company files with, or submits to, the U.S. Securities and Exchange Commission and in other public communications made by the Company;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting to the appropriate person of violations of this Code; and

•	accountability for adherence to this Code.

The company has established standards for behavior that affects the Company, officers, directors, contractors and future employees that should pattern their daily performance in compliance with those standards.

This Code covers a wide range of business practices and procedures. It does not cover every issue that may arise, but it sets out basic principles to guide you. Corporate policies and procedures provide details pertinent to many of the provisions of the Code.

For more details, please refer to Exhibit A, Code of Business Conduct and Ethics.

Executive Officers and Directors of the Company:

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

The Audit Committee meets with our independent auditors at least quarterly to discuss the results of the annual audit or interim periodic reviews and to review the financial statements; appoints the independent auditors to be retained; oversees the independence of the independent accountants; evaluates the independent auditors’ performance; approves fees paid to independent auditors and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met informally by telephone conference during fiscal 2020.

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

Compensation Committee

At present, the company does not have a formal Compensation Committee. All compensation is controlled, managed, and reviewed by the company Board of Directors. As of December 31, 2020, company executives or directors received no compensation for services rendered other than granted stock options.

Item 11.	Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers as of December 31, 2020, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)[1]	LTIP Payouts	All Other Compen- sation
		$	$	$	$		$	$

Drescher,	2020	-0-	-0-	-0-	-0-	630,000	-0-	-0-
Anton	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Loverso,	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-
Maurice	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Perkins,	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-
Rowland	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Pervic,	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-
Tom	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wages	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-
Ron	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Helliker	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-
Fabrice	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Nichols	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shawn	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(Former – resigned on June 9, 2020

For the year ended December 31, 2020, 840,000 (Nil 2019) stock options were granted to named executives.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2020 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End December 31, 2020	Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)[1]	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Drescher, Anton	630,000	-0-	0 / 630,000	N/A	/ $0
Loverso, Maurice	210,000	-0-	0 / 210,000	N/A	/ $0
Perkins, Rowland	210,000	-0-	0 / 210,000	N/A	/ $0
Pervic, Tom	210,000	-0-	0 / 210,000	N/A	/ $0
Wages, Ron	210,000	-0-	0 / 210,000	N/A	/ $0
Helliker, Fabrice	210,000	-0-	0 / 210,000	N/A	/ $0

1The additional terms and conditions attached to the Option represented by this Option Commitment are as follows:

1.	The Options will not be exercisable unless and until they have vested and then only to the extent that they have vested. The Options will vest in accordance with the following:

Vesting Provisions

To vest as to 20% on the date that is six months from the date of grant, and a further 20% on each successive date that is six months from the date of the previous vesting in accordance with the table below:

All options will be considered vested if one of the following criteria are met by the Company:

iv.	Meeting sales forecasts:

-	The greater of either the 20% vesting every six months or the pro rata percentage of warrants earned by the Company’s subsidiary, OCL Technologies Corp. (“OCL”) in years 1, 2 and 3

-

(100V/$125,000,000) of the warrants shall vest on June 4, 2021 (2022 and 2023), wherein “V” is the Gross Revenue of the business (as hereinafter defined) between the period June 4, 2020 – June 4, 2025;

-	“Gross Revenue” means all monetary sums earned less any credits issued for returns and allowances, and, for certainty, Gross Revenue does not include Deferred Revenue;

-	eg: if the OCL warrant holders earn 60% of projected revenue in Year 1 then all option holders would also vest 60% .

v.

the listing of the Company on any national securities exchange registered with the United States Securities and Exchange Commission under section 6 of the United States Securities Exchange Act of 1934, as amended, such as, but not limited to, the New York Stock Exchange, the NYSE American, and NASDAQ Stock Market; or

vi.

a Change of Control Event meaning, with reference to the Company: (a) the acquisition of a sufficient number of voting securities in the capital of the Company so that the acquirer (as referenced in the OCL Share Purchase Agreement dared for reference June 5, 2020) becomes entitled, directly or indirectly, to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company (provided that, prior to the acquisition, the acquirer was not entitled to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company); (b) an occurrence when a majority of the directors elected at any annual or extraordinary general meeting of shareholders of the Company are not individuals nominated by the Company’s then-incumbent board; or (c) sale of one or more assets of the Company (but for certainty excludes sales made in the normal course of Business) after the Closing Date (as defined in the OCL Share Purchase Agreement) resulting in the collection of monetary sums that is collectively more than 50% of the Gross Revenue of the Company during the twelve (12) month period immediately preceding the Closing Date (as defined in the OCL Share Purchase Agreement).

Compensation of Directors

Directors receive no compensation for their service as such.

Employment Contracts

We do not have an employment contract with Mr. Rowland Perkins and Anton Drescher. We have no obligation to provide any compensation to Mr. Perkins or any other Named Executive Officer in the event of his resignation, retirement or termination, or a change in control of our company, or a change in any Named Executive Officers' responsibilities following a change in control.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2021, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock; and

●	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 86,522,569 shares of common stock outstanding as of March 15, 2021.

For the purposes of the information provided below, Common Shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following September 22, 2020, when there were deemed to be 86,522,569 shares of common stock (“Common Shares”) of the Company outstanding and beneficially owned by the stockholders for the purpose of computing the number of Common Shares and percentage ownership of each holder are reported below, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:

Anton J. Drescher, Chief Financial Officer, Corporate Secretary and Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	13,704,540(2)	15.8%

Maurice Loverso, Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	Nil	Nil

Rowland Perkins, President, Chief Executive Officer and Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	8,600,000(3)	9.9%

Tom Perovic, Director c/o #057, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	1,895,000(4)	2.2%

Ron Wages, Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	200,000(5)	*

Fabrice Helliker, Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	325,000(6)	*

All directors and executive officers as a group (6 persons)	24,724,540	28.62%

Notes:

*	Less than one percent.
(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of March 15, 2021, there were 86,522,569 shares of common stock of the Company issued and outstanding.

(2)	This figure represents 13,704,540 shares of common stock held directly by Anton J. Drescher.
(3)	This figure represents 8,600,000 shares of common stock held directly by Rowland Perkins.
(4)	This figure represents (i) 1,800,000 shares of common stock held by 4C Inc., an entity controlled by Tom Perovic, and (ii) 95,000 shares of common stock held directly by Mr. Perovic.
(5)	This figure represents 200,000 shares of common stock held directly by Ron Wages.

(6)	This figure represents 325,000 shares of common stock help by 14D9OCL LLC, an entity in which Fabrice Helliker has a 20% ownership interest.

Name	Shares Owned	Percentage of Class
N/A	-0-	0.00%
Person known to us to beneficial own more than 5%	-0-	0.00%

Item 13.	Certain Relationships and Related Transactions.

In 2020 and 2019, we reimbursed for expenses of $27,479 and $25,184, respectively, to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher. The Company incurred no expenses from a related party for research and development for the years ended December 31, 2020 and 2019. Related party advanced (repaid) $Nil and ($555,436) during 2020 and 2019 respectively.

Item 14.	Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by KWCO, P.C. for the audit of our annual financial statements for the years ended December 31, 2020 and 2019.

Year ended December 31	2020	2019
Audit fees	$23,000	$20,545
Audit-related fees	-	-0-
Tax fees	-	-0-
All other fees	-	-0-
Total	$23,000	$20,545

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

(a)(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto included in this Report.

(b)	Reports on Form 8-K

During the last quarter of the fiscal year covered by this Report, we did not file any reports on Form 8K.

(c)	Exhibits

3.1	Articles of Amendment (Wyoming) filed January 26, 2012.

3.2	Articles of Continuance (Wyoming) filed February 16, 1995 (incorporated by reference from Exhibit 3.1 to the registrant's Form 10).

3.3	Articles of Amendment (Alberta) filed January 3, 1995 (incorporated by reference from Exhibit 3.2 to the registrant's Form 10).

3.4	Articles of Amendment (Alberta) filed June 28, 1993 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.5	Articles of Amendment (Alberta) filed April 6, 1992 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.6	Articles of Amendment (Alberta) filed September 1, 1989 (incorporated by reference from Exhibit 3.5 to the registrant's Form 10).

3.7	Articles of Incorporation (Alberta) filed April 18, 1986 (incorporated by reference from Exhibit 3.6 to the registrant's Form 10).

3.8	Bylaws (incorporated by reference from Exhibit 3.7 to the registrant's Form 10).

4.3	Share Option Plan (incorporated by reference from Exhibit 4.3 to the registrant's Form 10).

10.4	Alliance Partner Agreement dated November 11, 1999, between Exodus Communications, Inc. and registrant (incorporated by reference from Exhibit 10.4 to the registrant's Form 10).

21.	Subsidiaries of the Registrant:

Name	State of Incorporation	Status
USA Video (California) Corporation	Nevada	Dissolved
USA Video Corporation	Texas	Dissolved
Old Lyme Video Productions Inc.	Wyoming	Dissolved
USA Video Technology Corporation	Wyoming	Dissolved
USVO, Inc.	Connecticut	Dissolved
ComplyTrust™ Inc. (Formerly OCL Technologies Corp.)	Delaware	Active

31.1	Certification of the Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH, INC.

Dated: March 15th, 2020	By: /s/ Rowland Perkins Rowland Perkins Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rowland Perkins	Chief Executive Officer, Director	March 15, 2021
Rowland Perkins

/s/ Anton J. Drescher	Chief Financial Officer, (principal financial officer	March 15, 2021
Anton J. Drescher	and principal accounting officer), Director

/s/ Maurice Loverso	Director	March 15, 2021
Maurice Loverso

/s/ Tom Perovic	Director	March 15, 2021
Tom Perovic

/s/ Ron Wages	Director	March 15, 2021
Ron Wages

/s/ Fabrice Helliker	Director	March 15, 2021
Fabrice Helliker

EXHIBIT-A

CODE OF BUSINESS CONDUCT AND ETHICS

INTRODUCTION

Oculus VisionTech Inc. (the “Company”) requires the highest standards of professional and ethical conduct from our directors, officers, contractors and employees. Our reputation among our shareholders for honesty and integrity is key to the success of our business. No individual will be permitted to achieve results through violations of laws or regulations, or through unscrupulous dealings. Although customs and standards of ethics may vary in different business environments, honesty and integrity must always characterize our business activity.

This Code of Business Conduct and Ethics (the “Code”) reflects our commitment to a culture of honesty, integrity and accountability and outlines the basic principles and policies with which all directors, officers and employees are expected to comply. The Code applies to all directors, officers, contractors and employees of the Company and its subsidiaries (who are referred to collectively as “Company Personnel”).

In addition to following this Code in all aspects of our business activities, we seek guidance in any case where there is a question about compliance with both the letter and spirit of our policies and applicable laws. This Code sets forth general principles and does not supersede the specific policies and procedures that are covered in specific policies statements. References in this Code to the Company mean the Company or any of its subsidiaries. Violation of these policies may result in disciplinary actions up to and including discharge from the Company.

The cooperation of every Company Personnel is necessary to the continued success of our business and the cultivation and maintenance of our reputation as a good corporate citizen.

CONFLICTS OF INTEREST

A conflict of interest occurs when a Company Personnel’s private interest interferes, or appears to interfere, in any way with the interests of the Company. A conflict of interest situation can arise when a Company Personnel takes actions or has interests that may make it difficult to perform his or her work effectively. Company Personnel must avoid situations involving a conflict or the potential for a conflict between their personal interests and the interests of the Company. The following are examples of conflicts that may arise in the course of carrying out the Company’s business:

1.

Outside Business Interests. Subject to the terms of any agreement with the Company, Company Personnel are free to take on employment and other activities outside of their work responsibilities with the Company. However, in doing so, Company Personnel must ensure that any “outside” activities do not present a real or perceived conflict with the interests of the Company or with their duties as Company Personnel.

2.	Outside Directorships. Company Personnel are free to take on directorships, however, Company Personnel must be aware of any potential for conflicts with the interests of the Company.

3.

Financial Interests in Suppliers, Contractors or Competitors. Any proposed affiliation between Company Personnel and any entity that has a relationship with the Company is subject to review by the Board of Directors.

4.	Outside Personal Loan or Guarantee from the Company. Company Personnel should not accept, whether directly or indirectly, any loan or guarantee of obligations from the Company for personal benefit.

5.

Giving and Receiving Gifts. Company Personnel and family members are prohibited from soliciting or receiving any gift, loan, reward or benefit from a supplier or customer in exchange for any decision, act or omission by any Company Personnel in the course of carrying out their functions. The giving and receiving of modest gifts or entertainment as part of normal business courtesy and hospitality is permitted.

The above list is not exhaustive and it is not always easy to determine whether a conflict of interest exists, so any potential conflicts of interests must be reported immediately to senior management. Activities that could give rise to conflicts of interest are prohibited unless specifically approved in advance by the Board of Directors.

CORPORATE OPPORTUNITIES

Company Personnel are prohibited from taking for themselves personal opportunities that arise through the use of corporate property, information or position and from using corporate property, information or position for personal gain. Company Personnel are also prohibited from competing with the Company.

CONFIDENTIALITY

Company Personnel must maintain the confidentiality of information entrusted to them by the Company or that otherwise comes into their possession in the course of their employment, except when disclosure is authorized or legally mandated. The obligation to preserve confidential information continues even after Company Personnel leave the Company.

Confidential information includes all non-public information and information that suppliers and customers have entrusted to us.

PROTECTION AND PROPER USE OF COMPANY ASSETS

Company Personnel should endeavor to protect the Company's assets and ensure their efficient use. Theft, carelessness and waste have a direct impact on the Company's profitability. Any suspected incidents of fraud or theft should be immediately reported for investigation.

Assets of the Company, such as funds, products or computers, may only be used for legitimate business purposes or other purposes approved by management. Assets of the Company may never be used for illegal purposes.

The obligation to protect assets of the Company includes proprietary and confidential information. Proprietary information includes any information that is not generally known to the public or would be helpful to our competitors. Examples of proprietary information are intellectual property, merger and acquisition plans and prospects, business and marketing plans and employee information. The obligation to preserve proprietary information continues after Company Personnel leave the Company.

INSIDER TRADING

Insider trading is unethical and illegal. Company Personnel are prohibited from trading or encouraging other to trade in the securities of the Company where the person trading is in possession of material non-public information concerning the Company. It is also illegal to “tip” or pass on inside information to any other person who might make an investment decision based on that information or pass the information on further. The Company has a Disclosure, Confidentiality and Insider Trading Policy, which sets forth your obligations in respect of trading in the Company's securities.

FAIR DEALING

Company Personnel should endeavour to deal fairly with the Company’s customers, suppliers, competitors and employees. No Company Personnel should take unfair advantage of anyone through illegal conduct, manipulation, concealment, abuse of privileged information, misrepresentation of material facts or any other unfair-dealing practice.

COMPLIANCE WITH LAWS, RULES AND REGULATIONS

Compliance with both the letter and spirit of all laws, rules and regulations applicable to our business is critical to our reputation and continued success. All Company Personnel, contractors and consultants must respect and obey the laws of the cities, provinces and countries in which we operate and avoid even the appearance of impropriety.

COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company is sensitive to the environmental, health and safety consequences of its operations. Accordingly, the Company is in strict compliance with all applicable environmental laws and regulations. If any Company Personnel has any doubt as to the applicability or meaning of a particular environmental, health or safety regulation, he or she should discuss the matter with a member of the Company's senior management.

DISCRIMINATION AND HARASSMENT

We value the diversity of our Company Personnel and are committed to providing equal opportunity in all aspects of employment. Abusive, harassing or offensive conduct is unacceptable, whether verbal, physical or visual. Examples include derogatory comments based on racial or ethnic characteristics and unwelcome sexual advances. Company Personnel are encouraged to speak out when a co‑worker's conduct makes them uncomfortable, and to report harassment when it occurs.

SAFETY AND HEALTH

We are all responsible for maintaining a safe workplace by following safety and health rules and practices. The Company is committed to keeping its workplaces free from hazards. Company Personnel are encouraged to report any accidents, injuries, unsafe equipment, practices or conditions immediately to a supervisor or other designated person. Threats or acts of violence or physical intimidation are prohibited.

In order to protect the safety of all Company Personnel, the environment and third parties, Company Personnel must report to work free from the influence of any substance that could prevent them from conducting work activities safely and effectively.

ACCURACY OF COMPANY RECORDS AND REPORTING

Honest and accurate recording and reporting of information is critical to our ability to make responsible business decisions. The Company’s accounting records are relied upon to produce reports for the Company’s management, shareholders, creditors, governmental agencies and others. Our financial statements and the books and records on which they are based must accurately reflect all corporate transactions and conform to all legal and accounting requirements and our system of internal controls.

Company Personnel have a responsibility to ensure that the Company’s accounting records do not contain any false or intentionally misleading entries. We do not permit intentional misclassification of transactions as to accounts, departments or accounting periods. All transactions must be supported by accurate documentation in reasonable detail and recorded in the proper account and in the proper accounting period.

Business records and communications often become public through legal or regulatory investigations or the media. Company Personnel are instructed to avoid exaggeration, derogatory remarks, legal conclusions or inappropriate characterizations of people and companies. This applies to communications of all kinds, including email and informal notes or interoffice memos.

USE OF E-MAIL AND INTERNET SERVICES

E-mail systems and Internet services are provided to help us do work. Incidental and occasional personal use is permitted, but never for personal gain or any improper purpose. Company Personnel may not access, send or download any information that could be insulting or offensive to another person, such as sexually explicit messages, cartoons, jokes, unwelcome propositions, ethnic or racial slurs, or any other message that could be viewed as harassment.

All Company Personnel messages (including voice mail) and computer information are considered property of the Company and you should not have any expectation of privacy. Unless prohibited by law, the Company reserves the right to access all e‑mail communication and disclose this information as necessary for business purposes.

POLITICAL ACTIVITIES AND CONTRIBUTIONS

We respect and support the right of our Company Personnel to participate in political activities. However, these activities should not be conducted on Company time or involve the use of any Company resources. Company Personnel will not be reimbursed for personal political contributions.

We may occasionally express our views on local and national issues that affect our operations. In such cases, Company funds and resources may be used, but only when permitted by law and by our strict Company guidelines. The Company may also make limited contributions to political parties or candidates in jurisdictions where it is legal and customary to do so. The Company may pay related administrative and solicitation costs for political action committees formed in accordance with applicable laws and regulations. No Company Personnel may make or commit to political contributions on behalf of the Company without the approval of the Chief Executive Officer and Chief Financial Officer.

ILLICIT PAYMENTS

Unlawful or unethical behavior in the Company’s workforce is not tolerated, including soliciting, accepting, or paying bribes or other illicit payments for any purpose. Situations where judgment might be influenced or appears to be influenced by improper considerations must be avoided. Payment or acceptance of any “kickbacks” from a contractor or other external party is prohibited.

PAYMENTS TO OFFICIALS

Company Personnel must comply with all laws prohibiting improper payments to officials. Although certain types of “facilitation” payments may not be illegal, the Company’s policy is to avoid such payments. If any employee finds that adherence to the Company's policy would cause a substantial, adverse effect on operations, that fact should be reported to the Company's senior management which will determine whether an exception may lawfully be authorized. If the facilitating payment is made, such payment must be properly entered and identified on the books of the Company and all appropriate disclosures made.

REPORTING OF ANY ILLEGAL OR UNETHICAL BEHAVIOUR

We have a strong commitment to conduct our business in a lawful and ethical manner. Company Personnel are encouraged to talk to supervisors, managers or other appropriate personnel when in doubt about the best course of action in a particular situation and to report violations of laws, rules, regulations or this Code. We prohibit retaliatory action against any Company Personnel who, in good faith, reports a possible violation. It is unacceptable to file a report knowing it to be false.

DIRECTORS ROLE IN THE CODE OF BUSINESS CONDUCT AND ETHICS

To the extent that management is unable to make a determination as to whether a breach of this Code has taken place, the Board of Directors will review any alleged breach of the Code to determine if a breach has occurred.

Any waiver of this Code for executive officers or directors will be made only by the Board of Directors or a committee appointed by the Board of Directors. Conduct by a director or executive officer which constitutes a material departure from this Code may be promptly disclosed if required by law or stock exchange regulation.

COMPLIANCE PROCEDURES

This Code cannot, and is not intended to, address all of the situations encountered by Company Personnel. There will be occasions where circumstances are not covered by any policy or procedure and Company Personnel may need to rely on their judgment to determine the appropriate course of action. In those circumstances, Company Personnel are encouraged to use their common sense, and to contact their supervisor or manager for guidance.

OCULUS VISIONTECH INC.

CODE OF ETHICS FOR SENIOR OFFICERS AND DIRECTORS

I.	Introduction

This Code of Ethics for Senior Officers and Directors (the “Code”) is applicable to all senior officers and directors of Oculus VisionTech Inc. (the “Company”), and, if any, its subsidiaries (senior officers are referred collectively as “Senior Officers” and directors are referred collectively as “Directors”). The Code of Business Conduct and Ethics also applies to the Senior Officers and Directors.

While we expect honest and ethical conduct in all aspects of Company business from all employees, we expect the highest possible standards from our Senior Officers and Directors who set an example for other employees and we expect them to foster a culture of transparency, integrity and honesty.

Conflicts of Interest

A conflict of interest occurs when your private interests interfere, or appears to interfere, in any way, with the interests of the Company as a whole. A conflict situation can arise when you take action or have interests that may make it difficult for you to perform your work effectively. Conflicts of interest also arise when you, or a member of your family, receives improper personal benefits as a result of your position in the Company. Loans to, or guarantees of obligations of, any employees, officers, directors, contractors or any of their family members are likely to pose conflicts of interest, as are transactions of any kind between the Company and any other organization in which you or any member of your family have an interest.

Engaging in any conduct that represents a conflict of interest are prohibited.

As a Senior Officer of the Company, it is imperative that you avoid any investment, interest or association which interferes, might interfere, or might be thought to interfere, with your independent exercise of judgment in the Company's best interest. Any potential conflicts of interests must be reported immediately to the Company's Chief Executive Officer.

Accurate Periodic Reports

Full, fair, accurate, timely and understandable disclosure in our periodic reports is required by securities regulators and essential to the success of our business. Senior Officers and Directors must exercise the highest standard of care in preparing such reports in accordance with the guidelines set forth below.

-	All Company accounting records, as well as reports produced from those records, must be kept and presented in accordance with the laws of each applicable jurisdiction.

-	All records must fairly and accurately reflect the transactions or occurrences to which they relate.

-	All records must fairly and accurately reflect in reasonable detail the Company's assets, liabilities, revenues and expenses.

-	The Company's accounting records must not contain any false or intentionally misleading entries.

-	No transactions will be intentionally misclassified as to accounts, departments or accounting periods.

-	All transactions must be supported by accurate documentation in reasonable detail and recorded in the proper account and in the proper accounting period.

-	No information will be concealed from the internal auditors or the independent auditors.

-	Compliance with Generally Accepted Accounting Principles and the Company's system of internal accounting controls is required at all times.

Compliance with Laws

Senior Officers and Directors are expected to comply with both the letter and spirit of all applicable governmental rules and regulations. If they fail to comply with this Code, the Code of Business Conduct and Ethics and applicable laws they will be subject to disciplinary measures, up to and including discharge from the Company.

This Code of Business Conduct and Ethics was adopted by the Board effective February 12, 2021.