Form 10-Q
period 2021-03-31
OCULUS VISIONTECH INC.
filed 2021-05-12
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As at May 12, 2021, there were 91,422,569 shares of the registrant’s common stock outstanding

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common
Common stock - no par value	OVTZ	Over The Counter Bulletin Board
Preferred stock - no par value	N/A	N/A
Common stock - no par value	OVT	TSX Venture Exchange
Common stock - no par value	USF1	Frankfurt Stock Exchange

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “plan”, “may”, “will”, “expect”, “intend”, “anticipate”, believe”, “estimate” and “continue” or similar words. Forward-looking statements are statements that are not historical facts, and include, but are not limited to:

●	statements regarding our products and services, including:
o	our digital watermarking technology and Cloud-based document protection system;
o	our data privacy and data protection services and solutions; o our technology, our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
o	our expectations regarding competition and growth in our sector; o the future sources and availability of additional funding; and
o	the effect of funding arrangements on projects and products.

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

Forward-looking statements are based on current expectations about future events affecting the Company and are subject to uncertainties and factors that affect all business operating in a global market as well as matters specific to the Company. These uncertainties and factors are difficult to predict, and many of them are beyond the Company’s control. Factors to consider when evaluating these forward-looking statements include, but are not limited to:

●	the impact of pandemics;
●	the Company’s limited operating history makes it difficult to evaluate its business and prospects;
●	the Company has incurred substantial losses and expects to incur losses in the future and may never achieve profitability;
●	if the Company is unable to obtain substantial additional financing, it may not be able to remain in business;
●	the Company’s operating results in future periods are expected to be subject to significant fluctuations, which would likely affect the trading price of the Company’s common shares;
●	the data privacy and data protection markets are highly competitive, and the Company’s failure to successfully compete will limit its ability to attain, retain and increase its market share;
●	the document protection market is highly competitive, and the Company’s failure to compete successfully would limit its ability to retain and increase its market share;
●	the video digital watermarking business is highly competitive, and the Company’s failure to compete successfully would limit its ability to retain and increase its market share;
●	the Company is subject to rapid technological change, which could render its products and services obsolete;
●	the Company is dependent upon vendors and other third-party service providers and will be competing with some of these companies;
●	the Company’s services are technically complex and it may not be able to prevent defects that could decrease their market acceptance, result in product liability or harm its reputation;
●	any loss of the Company’s personnel or inability to acquire new personnel could harm its business;
●

failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have material adverse effect on the Company’s business and operating results and shareholders could lose confidence in the Company’s financial reporting;

●	the Company does not currently have any paying customers;
●	the Company’s business may suffer if it cannot protect its intellectual property;
●	the Company’s products may infringe the intellectual property rights of others, causing the Company to incur significant costs or prevent us from licensing its products;
●	the Company’s success depends on the continued growth in demand for e-business applications;
●	government regulation and legal uncertainties could add additional costs and risks to doing business on the Internet;
●	the Company’s share price has been and could be highly volatile, which could result in substantial losses to investors;
●	the Company has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future.

Any return on investment may be limited to the value of the Company’s common shares;

●	securities analysts may not initiate coverage or continue to cover the Company’s common shares, and this may have a negative impact on its market price;
●	anti-takeover provisions in our charter documents could prevent or delay a change in control of the Company; LEGAL_36260802.1
●	the Company intends to issue additional equity securities, which may dilute the interests of current shareholders or carry rights or preferences senior to the common shares;
●

the exercise of options and warrants and other issuances of common shares or securities convertible into or exercisable for common shares will dilute the ownership interest of the Company’s current shareholders and may adversely affect the future market price of the Company’s common shares;

●	limited liability of executive officers and directors may discourage shareholders from bringing a lawsuit against them;
●	requirements of the SEC with regard to low-priced “penny stocks” may adversely affect the ability of shareholders to sell their shares in the secondary market;
●	the Company does not anticipate paying dividends to shareholders in the foreseeable future;
●	the Company may be exposed to adverse currency exchange rate fluctuations, which could harm the Company’s financial results and cash flows;
●	service outages and disruption of the Company’s infrastructure may harm the Company and adversely impact business operations and injure reputation;
●	security vulnerabilities in the Company’s products and services or any breach of the Company’s security measures may injure its reputation and disrupt the Company’s business;
●	the financial reporting obligations of being a public company in the United States are expensive, time consuming, and may place significant demands on the Company’s management; and
●	the Company’s failure to manage or adequately address any one or more of these risks could result in the business suffering a material adverse effect.

The Company believes the items outlined above are important factors that could cause estimates included in its financial statements to differ materially from the actual results and those expressed in a forward-looking statement made in this report or elsewhere by the Company or on its behalf. The Company has discussed these factors in more detail under “Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (i) be aware that factors not referred to above could affect the accuracy of the Company’s forward-looking statements and (ii) use caution when considering the Company’s forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and cash equivalents	$298,611	$490,190
Prepaid expenses and other current assets	2,801	6,082
Total Assets	$301,412	$496,272

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$53,578	$32,329
Accounts payable and accrued expenses - related parties	135,759	135,738
Total current liabilities	189,337	168,067

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 86,522,569 and 86,522,569	44,250,747	44,073,257
Commitment to issue shares	414,128	414,128
Accumulated deficit	(44,552,800)	(44,159,180)
Stockholders' equity	112,075	328,205
Total Liabilities and Stockholders' Equity	$301,412	$496,272

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars) (Unaudited)

Three months ended March 31,	2021	2020

Revenue	$-	$-

Expenses:
Research and development	132,724	1,577
Selling, general and administrative	83,406	71,788
Stock-based compensation (Note 7)	177,490	-

Total expenses	393,620	73,365
Loss from operations	(393,620)	(73,365)

Other income
Interest income	-	96
	-	96

Net loss	$(393,620)	$(73,269)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	86,522,569	67,022,568

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in US Dollars) (Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Commitment to	Accumulated	Stockholders'
	Shares	Amount	Issue Shares	Deficit	Equity

Balance at January 1, 2020	67,022,568	$41,634,999	$-	$(41,386,696)	$248,303

Net loss	-	-	-	(73,269)	(73,269)

Balance at March 31, 2020	86,522,569	$44,073,257	$414,128	$(41,459,965)	$175,034

Balance at January 1, 2021	86,522,569	$44,073,257	$414,128	$(44,159,180)	$328,205

Share-based compensation	-	177,490	-	-	177,490
Net loss	-	-	-	(393,620)	(393,620)

Balance at March 31, 2021	86,522,569	$44,250,747	$414,128	$(44,552,800)	$112,075

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

Three months ended March 31,	2021	2020

Cash flows from operating activities:
Net loss	$(393,620)	$(73,269)
Add back non-cash share-based compensation	177,490	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	3,281	137
Increase in accounts payable and accrued expenses	21,249	17,773
Decrease in accounts payable and accrued expenses due to related parties	21	(163)

Net cash used in operating activities	(191,579)	(55,522)

Net decrease in cash and cash equivalents	(191,579)	(55,522)

Cash and cash equivalents at beginning of period	490,190	382,452
Cash and cash equivalents at end of period	$298,611	$326,930

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Stated in US Dollars)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS

These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual financial statements for Oculus VisionTech Inc. (“Oculus” or the “Company”) most recently completed fiscal year ended December 31, 2020. These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2020, except when disclosed below.

The accompanying condensed interim consolidated financial statements include the accounts of Oculus and its wholly-owned subsidiaries, OCL Technologies Corp. (from the date of acquisition, Note 6). All intercompany balances and transactions have been eliminated upon consolidation. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions. At March 31, 2021 and fiscal 2020, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

2.	GOING CONCERN

The accompanying condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred a loss of $393,620 for the three month period ended March 31, 2021 and, in addition the Company incurred losses of $2,772,484 and $192,865 for the year ended December 31, 2020 and 2019. As of March 31, 2021, the Company had an accumulated deficit of $44,552,800 and a working capital of $112,075. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2021	December 31, 2020

Prepaid expenses	$1,000	$1,030
Tax Receivable – Canadian GST	1,801	5,052
	$2,801	$6,082

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2021	December 31, 2020

Accounts payable	$53,578	$16,670
Accrued fees and expenses	-	15,659
	$53,578	$32,329

Accounts payable and accrued expenses – related parties consist of accounts payable for research and development, advances and accrued interest on related party debt.

5.	ACQUISITION OF OCL TECHNOLOGIES CORP.

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

Purchase Price

Issuance of 12,500,000 shares	$1,380,427
Contingent consideration – warrants	414,128
Transaction costs	54,532

Total Purchase Price	$1,849,087

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

6.	COMMON STOCK

The Company has one class of no par value common stock with 500,000,000 authorized shares 86,522,569 outstanding on March 31, 2021 and December 31, 2020, respectively.

On June 5, 2020, the Company issued 12,500,000 shares at a value of $0.15 CND per share pursuant to the acquisition of OCL Technologies Corp.

On June 5, 2020, the Company issued 7,000,001 shares to investors, including 1,766,667 common shares to a consultant and directors at $0.15 CND per share.

7.	STOCK OPTIONS

During the period ended March 31, 2021 and year ended December 31, 2020, the Company adopted a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options.

During the period ended March 31, 2021, the Company:

i) granted 500,000 stock options to consultants, exercisable into 500,000 shares at an exercise price of $1.20CND and an expiry date of January 29, 2024. The options have a fair value of $424,300CND, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.14%; (iv) Dividend rate of Nil; and (v) market stock price of $1.18. The options vest 20% every 6 months starting July 29, 2021. During the period ended March 31, 2021, the Company recorded $65,035CND ($51,351US) of stock-based compensation relating to the vesting period.

During the year ended December 31, 2020, the Company:

i) granted 3,600,000 stock options to consultants, directors and officers exercisable into 3,600,000 shares at an exercise price of $0.35CND and an expiry date of July 21, 2023. The options have a fair value of $909,900CND, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.27%; (iv) Dividend rate of Nil; and (v) market stock price of $0.35. The options vest 20% every 6 months starting January 21, 2020. During the year ended December 31, 2020, the Company recorded $369,597CND ($283,307US) of stock-based compensation relating to the vesting period. During the period ended March 31, 2021, the Company recorded $135,829CND ($107,249US) of stock-based compensation relating to the vesting period.

ii) granted 250,000 stock options to consultants, directors and officers exercisable into 250,000 shares at an exercise price of $0.45CND and an expiry date of December 21, 2023. The options have a fair value of $75,800CND, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.02%; (iv) Dividend rate of Nil; and (v) market stock price of $0.425. The options vest 20% every 6 months starting June 21, 2021. During the year ended December 31, 2020, the Company recorded $1,899CND ($1,486US) of stock-based compensation relating to the vesting period. During the period ended March 31, 2021, the Company recorded $23,925CND ($18,890US) of stock-based compensation relating to the vesting period.

8.	COVID-19

In early 2020, a coronavirus that causes COVID-19 emerged globally, which is currently affecting the global economies and has a resulting effect on the Company.  Therefore, while the Company expects this matter to negatively impact the Company's financial condition, results of operations, or cash flows, the extent of the financial impact and duration cannot be reasonably estimated at this time.

9.	SUBSEQUENT EVENT

Subsequent to March 31, 2021, the Company closed a non-brokered private placement financing of 4,900,000 units of the Company at a price of CDN$0.80 per unit for gross proceeds of CDN$3,920,000. Each unit consisted of one common share of the Company and one common share purchase warrant, with each warrant entitling the holder to acquire one additional common share of the Company at an exercise price of CDN $1.00 for a period of 24 months from the date of closing. The expiry date of the warrants may be accelerated at the Company’s discretion if, the closing price of the Shares on the TSX Venture Exchange is equal to or greater than CDN $2.50 for a minimum of ten consecutive trading days and a notice of acceleration is provided in accordance with the terms of the warrant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND SUPPLEMENTARY DATA

The following discussion should be read in conjunction with our condensed interim financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements under applicable securities laws. You can identify these statements by forward-looking words such as “plan”, “may”, “will”, “expect”, “intend”, “anticipate”, believe”, “estimate” and “continue” or similar words. Forward-looking statements are statements that are not historical facts, and include, but are not limited to, statements regarding our products and services, including our digital watermarking technology and Cloud-based document protection system, our data privacy and data protection services and solutions, our technology, our cash needs, including our ability to fund our future capital expenditures and working capital requirements, and our expectations regarding competition and growth in our sector, are forward looking statements, the future sources and availability of additional funding, and the effect of funding arrangements on projects and products. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

OVERVIEW OF THE COMPANY

Oculus VisionTech Inc. (OVTZ) is a Canadian-based development-stage technology company focused on cyber security, data privacy and data protection solutions for Enterprise business customers. Headquartered in Vancouver, British Columbia, Canada, the company was originally founded by image processing experts and is operated by experienced leadership. Currently, OVTZ is expanding and investing in a suite of new data protection and data privacy security products that will revolutionize CCPA, GDPR, LGPD and other data privacy legislation compliance for both data subjects and data controllers worldwide. Our mission is innovation of viable software tools that enable intelligent automated solutions for public cloud customer services and needs specific to data privacy and data protection for individuals, organizations and their customers worldwide, through a vision of mutually trusted data compliance.

Our Forget-Me-YesTM data privacy product is a Software-as-a-Service (SaaS) platform developed to specifically address the global ‘Right-to-be-Forgotten’ (RtbF) and Right-of-Erase (RoE) legal components of Brazil’s LGPD, Europe’s GDPR, California Consumer Privacy Act (CCPA), Nevada SB220, and Washington Privacy Act (WPA) regulatory compliance. Additional new data protection software tools are being developed to address public cloud data governance compliance globally. Our Cloud Document Protection System (Cloud-DPS) technology leverages our digital watermarking technology enabling OVTZ to offer a SaaS-based document management platform for tamper-proof document authentication and protection. Historically, we have used our digital watermarking technology for streaming video content distribution based on embedded digital watermarking, as well as video-on-demand (VOD) systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity.

We were incorporated on April 18, 1986, as "First Commercial Financial Group Inc." in the Province of Alberta, Canada. In 1989, our name was changed to "Micron Metals Canada Corp.", which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business. In 1995, we changed our name to "USA Video Interactive Corp." and continued out of the Province of Alberta into the State of Wyoming. At a shareholders meeting held on December 30, 2011, a resolution was passed to change our name to "Oculus VisionTech Inc." and to alter our share capital by way of a reverse stock split (share consolidation) on the basis of fifteen old common shares for one new common share. On January 25, 2012, we changed our name to "Oculus VisionTech Inc." In June 2020, OVTZ acquired OCL Technologies Inc. (OCL), a Delaware corporation data privacy software development startup based in San Diego, California. As a 100% wholly-owned subsidiary of OVTZ and to better align with customer and market focus, OCL has completed a corporate name change to ComplyTrustTM Inc. (CTI) on January 21, 2021. All OCL references throughout this document are synonymous with the new name change, CTI.

Our executive and corporate headquarter offices are located at Suite 507, 837 West Hastings Street, Vancouver, British Columbia, Canada, V6C 3N6. Our telephone number is 1-800-684-0183 and our facsimile number is 604-685-5777. Our email address is contact@ovtz.com and our website is www.ovtz.com. Our common shares are listed for trading on the TSX Venture Exchange (TSX.V – OVT, OTCQB – OVTZ, FSE – USF1). 13

BUSINESS OBJECTIVES:

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

Our new Forget-Me-YesTM (FMY) Software-as-a-Service (Saas) data privacy solution is a highly-secure, Zero-Knowledge platform providing a single-source capability of continuous ‘right-to-be-forgotten’ (RtbF) and ‘right-of-erase’ (RoE) privacy compliance by incorporating automated policy-driven re-query services that guarantees a Data Subject’s requested RtbF/RoE data remains ‘forgotten’ over the life of their FMY subscription. FMY incorporates hybrid polymorphic encryption technology that ensures all User Interface, data-in-transit and data-at-rest remain secure and can only be accessed by the subscriber. With a cloud-native architecture, the FMY functionality can be utilized as either a complete turnkey SaaS subscription platform, or individually licensed for seamless integration with existing 3rd. party applications and data privacy platforms.

Our new ComplyTrustTM Software-as-a-Service Suite (CTSS) is a set of software tools specifically designed to address cloud-native data management and regulatory compliant data governance. CTSS will help to remove enterprise organizational barriers and blockers to further enable successful cloud migration and deployment that benefit the cloud infrastructure providers, enterprise organizations, and users collectively. CTSS helps to automate and visualize cloud compliance reporting across accounts, regions and services based on a variety of user-definable and data driven metrics.

OVTZ had recognized that cloud-based, digital document security/protection products were a potentially viable businessopportunity for the Company that allowed us to apply our proprietary real-time digital video watermarking technology, originally developed for studios and networks in the entertainment industry, to the digital document security/protection market. Cloud-DPS secures and protects digital documents (including text documents, photos, blueprints, etc.) from any modification, and/or attempted forgery by imperceptibly watermarking documents, using real-time image processing and watermarking algorithms, embedded into a secured/protected copy of a document. This authentication and verification process ensures the integrity of the original digital document.

Our near-term business objectives for the above:

1.	Patent and license new technology developed within the corporate research and development program;

2.

Demonstrate proof of concept on selected commercial projects with our C-DPS – Cloud Document Protection System, Forget-Me-YesTM (FMY) data privacy Software-as-a-Service platform and ComplyTrustTM SaaS Suite (CTSS), gain industry recognition for the architectural and business differentiators of company’s product’s C-DPS authentication/tamper-proof functionality, FMY data privacy and CTSS tools, and generate sales and support revenues in FY21.

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

RESULTS OF OPERATIONS

Sales

Sales for the three month period ended March 31, 2021 and 2020 were $-0-

Cost of Sales

The cost of sales for the three months ended March 31, 2021 and 2020 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the period ended March 31, 2021.  We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased/increased moderately as a result of insignificant fluctuations in general costs.

Selling, general and administrative expenses for the period ended March 31, 2021 increased to $83,406 from $71,788 for the period ended March 31, 2020. This included professional expenses for the year ended December 31, 2020 which increased to $22,446 from $20,074. for the comparable period. We incurred increased costs in 2021 due to post acquisition legal and accounting costs.

Research and development for the period ended March 31, 2021 increased to $132,724 from $1,577 for the comparable period. This was a result of the Company’s acquisition of CTI and the research that they conduct.

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

Research and Development

Research and development costs for the three months ended March 31, 2021, increased to $132,724 from $1,577 for the comparable period. We incurred increased costs in 2021 due to management’s decision to develop C-DPS – Cloud Document Protection System as well as the development of our subsidiary’s zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended March 31, 2021 was $393,620, compared with a net loss of $73,269 for the comparative period.

Liquidity and Capital Resources

At March 31, 2021, our cash position was $298,611, compared to $490,190 at December 31, 2020. We had a working capital of $112,075 and an accumulated deficit of $44,552,800 at March 31, 2021.

Subsequent to March 31, 2021, the Company closed a non-brokered private placement financing of 4,900,000 units of the Company at a price of CDN$0.80 per unit for gross proceeds of CDN$3,920,000. Each unit consisted of one common share of the Company and one common share purchase warrant, with each warrant entitling the holder to acquire one additional common share of the Company at an exercise price of CDN $1.00 for a period of 24 months from the date of closing. The expiry date of the warrants may be accelerated at the Company’s discretion if, the closing price of the Shares on the TSX Venture Exchange is equal to or greater than CDN $2.50 for a minimum of ten consecutive trading days and a notice of acceleration is provided in accordance with the terms of the warrant.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021 we have no off-balance sheet arrangements.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the quarterly period ended March 31, 2021, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2019 filed with the SEC on March 31, 2021. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

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

OCULUS VISIONTECH INC.

May 12, 2021	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

May 12, 2021	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)