Form 10-Q
period 2021-06-30
OCULUS VISIONTECH INC.
filed 2021-08-04
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

As at August 4, 2021, there were 91,422,569 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,062,944	$490,190
Prepaid expenses and other current assets	12,862	6,082
Total Assets	$3,075,806	$496,272

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$59,311	$32,329
Accounts payable and accrued expenses - related parties	135,759	135,738
Total current liabilities	195,070	168,067

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 86,522,569	47,503,149	44,073,257
Commitment to issue shares	414,128	414,128
Accumulated deficit	(45,036,541)	(44,159,180)
Stockholders' equity	2,880,736	328,205
Total Liabilities and Stockholders' Equity	$3,075,806	$496,272

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Expenses:
Consulting	24,021	12,000	24,021	12,000
Research and development	147,445	35,333	280,169	36,910
Selling, general and administrative	122,119	37,084	205,525	108,842
Stock-based compensation (Note 7)	190,156	-	367,646	-

Total expenses	483,741	84,417	877,361	157,752
Loss from operations	(483,741)	(84,417)	(877,361)	(157,752)

Other income
Interest income	-	-	-	96
	-	-	-	96

Net loss	$(483,741)	$(84,417)	$(877,361)	$(157,656)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	90,357,352	71,897,568	88,482,569	67,022,568

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in US Dollars) (Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Commitment to	Accumulated	Stockholders'
	Shares	Amount	Issue Shares	Deficit	Equity

Balance at January 1, 2020	67,022,568	$41,634,999	$-	$(41,386,696)	$248,303

Sale of common stock	7,000,001	773,038	-	-	773,038
Shares issued for asset acquisition	12,500,000	1,380,427	-	-	1,380,427
Contingent consideration	-	-	414,128	-	414,128
Net loss	-	-	-	(157,656)	(157,656)

Balance at June 30, 2020	86,522,569	$43,788,464	$414,128	$(41,544,352)	$2,658,240

Balance at January 1, 2021	86,522,569	$44,073,257	$414,128	$(44,159,180)	$328,205

Sale of common stock	4,900,000	3,098,616	-	-	3,098,616
Share issuance costs – cash	-	(36,370)	-	-	(36,370)
Share-based compensation	-	367,646	-	-	367,646
Net loss	-	-	-	(877,361)	(877,361)

Balance at June 30, 2021	91,422,569	$47,503,149	$414,128	$(45,036,541)	$2,880,736

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

Six months ended June 30,	2021	2020

Cash flows from operating activities:
Net loss	$(877,361)	$(157,656)
Add back non-cash share-based compensation	367,646	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	(6,780)	(1,804)
Decrease (increase) in accounts payable and accrued expenses	26,982	(718)
Decrease (increase) in accounts payable and accrued expenses due to related parties	21	(240,071)

Net cash used in operating activities	(489,492)	(400,249)

Cash flows from operating activities:
Cash acquired on asset acquisition	-	114,169

Net cash provided by investing activities	-	114,169

Cash flows from operating activities:
Proceeds from sale of common stock	3,098,616	773,038
Share issuance costs	(36,370)	-

Net cash provided by financing activities	3,062,246	773,038

Net decrease in cash and cash equivalents	2,572,754	486,958

Cash and cash equivalents at beginning of period	490,190	382,452
Cash and cash equivalents at end of period	$3,062,944	$869,410

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-cash financing and investing activities
Common stock issued on acquisition	$-	$1,380,427
Intangible acquired on acquisition	$-	$(1,966,939)
Warrants issued on acquisition	$-	$414,128
Account payable acquired on acquisition	$-	$172,384

	$-	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions. At June 30, 2021 and fiscal 2020, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

2.	GOING CONCERN

The accompanying condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred a loss of $877,361 for the six month period ended June 30, 2021 and, in addition the Company incurred losses of $2,772,484 and $192,865 for the year ended December 31, 2020 and 2019. As of June 30, 2021, the Company had an accumulated deficit of $45,036,541 and a working capital of $2,880,736. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2021	December 31, 2020

Prepaid expenses	$7,500	$1,030
Tax Receivable – Canadian GST	5,362	5,052
	$12,862	$6,082

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2021	December 31, 2020

Accounts payable	$59,311	$16,670
Accrued fees and expenses	-	15,659
	$59,311	$32,329

Accounts payable and accrued expenses – related parties consist of accounts payable for research and development, advances and accrued interest on related party debt.

5.	ACQUISITION OF COMPLYTRUST INC. (FORMERLY OCL TECHNOLOGIES CORP.)

During the year ended December 31, 2020, the Company acquired a 100% interest in ComplyTrust Inc. (foermly OCL Technologies Corp.) (“CTI”) by issuing 12,500,000 shares with a fair value of $1,380,427 and contingent consideration consisting of 12,500,000 non-transferable warrants with a fair value of $414,128. The transaction does not meet the definition of a business as defined in ASC 805-10. As a result, the acquisition of CTI has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on their relative fair values. Upon closing of the transaction, CTI became a subsidiary of the Company. The net assets acquired pursuant to the acquisition are as follows:

Purchase Price

Issuance of 12,500,000 shares	$1,380,427
Contingent consideration – warrants	414,128
Transaction costs	54,532

Total Purchase Price	$1,849,087

Contingent consideration consists of 12,500,000 non-transferable warrants that are exercisable into 12,500,000 common shares if certain criteria are met at an exercise price of $0.001 for a period of five years from the date of issuance expiry June 4, 2025. No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) revenue sales projections per CTI’s 5 year proformas, or 2) listing on a major US exchange, or 3) change of control. The Company has estimated the fair value of the contingent consideration to be $414,128.

Purchase Price Allocation

Cash	$114,169
Accounts payable and due from related party	(232,021)
Intangible asset	1,966,939

Total Purchase Price	$1,849,087

During the year ended December 31, 2020, the Company impaired the intangible asset resulting an expense on the consolidated statement of operations of $1,966,939.

6.	COMMON STOCK

The Company has one class of no par value common stock with 500,000,000 authorized shares 91,422,569 and 86,522,569 outstanding on June 30, 2021 and December 31, 2020, respectively.

On June 5, 2020, the Company issued 12,500,000 shares at a value of $0.15 CND per share pursuant to the acquisition of OCL Technologies Corp.

On June 5, 2020, the Company issued 7,000,001 shares to investors, including 1,766,667 common shares to a consultant and directors at $0.15 CND per share.

On June 14, 2021, the Company closed a non-brokered private placement financing of 4,900,000 units of the Company at a price of CDN$0.80 per unit for gross proceeds of $3,920,000CDN ($3,098,616). Each unit consisted of one common share of the Company and one common share purchase warrant, with each warrant entitling the holder to acquire one additional common share of the Company at an exercise price of $1.00CDN for a period of 24 months from the date of closing. The expiry date of the warrants may be accelerated at the Company’s discretion if, the closing price of the Shares on the TSX Venture Exchange is equal to or greater than $2.50CDN for a minimum of ten consecutive trading days and a notice of acceleration is provided in accordance with the terms of the warrant. In connection to the private placement, the Company paid $45,500CDN ($36,370) as share issuance costs.

7.	STOCK OPTIONS

During the period ended June 30, 2021 and year ended December 31, 2020, the Company adopted a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options.

During the period ended June 30, 2021, the Company:

i) granted 500,000 stock options to consultants, exercisable into 500,000 shares at an exercise price of $1.20CND and an expiry date of January 29, 2024. The options have a fair value of $424,300CND, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.14%; (iv) Dividend rate of Nil; and (v) market stock price of $1.18. The options vest 20% every 6 months starting July 29, 2021. During the period ended June 30, 2021, the Company recorded $162,055CND ($130,313) of stock-based compensation relating to the vesting period.

i) granted 375,000 stock options to consultants, exercisable into 375,000 shares at an exercise price of $0.80CND and an expiry date of June 10, 2024. The options have a fair value of $211,700CND, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 120.80%; (ii) Term of 3 years; (iii) Discount rate of 0.25%; (iv) Dividend rate of Nil; and (v) market stock price of $0.8000CDN. The options vest 20% every 6 months starting December 10, 2021. During the period ended June 30, 2021, the Company recorded $10,580CND ($8,611) of stock-based compensation relating to the vesting period.

During the year ended December 31, 2020, the Company:

i) granted 3,600,000 stock options to consultants, directors and officers exercisable into 3,600,000 shares at an exercise price of $0.35CND and an expiry date of July 21, 2023. The options have a fair value of $909,900CND, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.27%; (iv) Dividend rate of Nil; and (v) market stock price of $0.35. The options vest 20% every 6 months starting January 21, 2020. During the year ended December 31, 2020, the Company recorded $369,597CND ($283,307) of stock-based compensation relating to the vesting period. During the period ended June 30, 2021, the Company recorded $252,167CND ($201,934) of stock-based compensation relating to the vesting period.

ii) granted 250,000 stock options to consultants, directors and officers exercisable into 250,000 shares at an exercise price of $0.45CND and an expiry date of December 21, 2023. The options have a fair value of $75,800CND, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.02%; (iv) Dividend rate of Nil; and (v) market stock price of $0.425. The options vest 20% every 6 months starting June 21, 2021. During the year ended December 31, 2020, the Company recorded $1,899CND ($1,486) of stock-based compensation relating to the vesting period. During the period ended June 30, 2021, the Company recorded $33,329CND ($26,788) of stock-based compensation relating to the vesting period.

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

Our Forget-Me-Yes® data privacy product is a Software-as-a-Service (SaaS) platform developed to specifically address the global ‘Right-to-be-Forgotten’ (RtbF) and Right-of-Erase (RoE) legal components of Brazil’s LGPD, Europe’s GDPR, California Consumer Privacy Act (CCPA), Nevada SB220, and Washington Privacy Act (WPA) regulatory compliance. Additional new data protection software tools are being developed to address public cloud data governance compliance globally. Our Cloud Document Protection System (Cloud-DPS) technology leverages our digital watermarking technology enabling OVTZ to offer a SaaS-based document management platform for tamper-proof document authentication and protection. Historically, we have used our digital watermarking technology for streaming video content distribution based on embedded digital watermarking, as well as video-on-demand (VOD) systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity.

We were incorporated on April 18, 1986, as "First Commercial Financial Group Inc." in the Province of Alberta, Canada. In 1989, our name was changed to "Micron Metals Canada Corp.", which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business. In 1995, we changed our name to "USA Video Interactive Corp." and continued out of the Province of Alberta into the State of Wyoming. At a shareholders meeting held on December 30, 2011, a resolution was passed to change our name to "Oculus VisionTech Inc." and to alter our share capital by way of a reverse stock split (share consolidation) on the basis of fifteen old common shares for one new common share. On January 25, 2012, we changed our name to "Oculus VisionTech Inc." In June 2020, OVTZ acquired OCL Technologies Inc. (OCL), a Delaware corporation data privacy software development startup based in San Diego, California. As a 100% wholly-owned subsidiary of OVTZ and to better align with customer and market focus, OCL has completed a corporate name change to ComplyTrust® Inc. (CTI) on January 21, 2021. All OCL references throughout this document are synonymous with the new name change, CTI.

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

Our new Forget-Me-Yes® (FMY) Software-as-a-Service (Saas) data privacy solution is a highly-secure, Zero-Knowledge platform providing a single-source capability of continuous ‘right-to-be-forgotten’ (RtbF) and ‘right-of-erase’ (RoE) privacy compliance by incorporating automated policy-driven re-query services. FMY guarantees a Data Subject’s requested RtbF/RoE data remains ‘forgotten’ over the life of their FMY subscription. FMY incorporates hybrid envelope encryption technology that ensures all User Interface, data-in-transit and data-at-rest remain secure and can only be accessed by the subscriber. With a cloud-native architecture, the FMY functionality can be utilized as either a complete turnkey SaaS subscription platform, or individually licensed for seamless integration with existing 3rd. party applications and data privacy platforms.

Our new ComplyTrust® Software-as-a-Service Suite (CTSS) is a set of software tools specifically designed to address cloud-native data management and regulatory compliant data governance. CTSS will help to remove enterprise organizational barriers and blockers to further enable successful cloud migration and deployment that benefit the cloud infrastructure providers, enterprise organizations, and users collectively. The first CTSS product to be released is the ComplyScanTM backup compliance reporting tool, which helps to automate and visualize cloud data backup compliance reporting across accounts, regions and services based on a variety of user-definable and data driven metrics.

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

Our near-term business objectives for the above:

1.

Execute our new go-to-market strategy to introduce and demonstrate the Forget-Me-Yes® and CTSS ComplyScanTM solutions into the Amazon Web Services (AWS), Salesforce, Shopify and other applicable data compliance-centric market segments;

2.	Gain industry acceptance and recognition for the architectural and business differentiators of the company products;
3.	Begin to generate sales and support revenues in FY21;
4.	Patent and license new technology developed within the corporate research and development program;
5.

Re-evaluate the current potential Cloud-DPS addressable market and underlying architecture to determine next steps in the product evolution. The limited market adoption and lack of revenues indicate the need for an updated Cloud-DPS strategy that could include AI/ML capabilities and become a potential future component/plug-in within the CTSS toolset.

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

RESULTS OF OPERATIONS

Sales

Sales for the six and three month period ended June 30, 2021 and 2020 were $-0-

Cost of Sales

The cost of sales for the six and three months ended June 30, 2021 and 2020 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product go-to-marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the period ended June 30, 2021.  As we continue to develop and market both the ComplyScanTM and Forget-Me-Yes® solutions, Administrative expenses have increased as a result of product expansion costs through the company’s ComplyTrust® suite of products.

Six month period ended June 30, 2021

Selling, general and administrative expenses for the period ended June 30, 2021 increased to $205,525 from $108,842 for the period ended June 30, 2020. We incurred increased costs in 2021 due to post acquisition legal and accounting costs, as well as product development, support and corporate marketing.

Three month period ended June 30, 2021

Selling, general and administrative expenses for the period ended June 30, 2021 increased to $122,119 from $37,084 for the period ended June 30, 2020. We incurred increased costs in 2021 due to post acquisition legal, accounting, product development and marketing costs.

We have arranged for additional staff and consultants to engage in marketing activities in an effort to identify and assess appropriate market segments, develop business arrangements with prospective partners, create awareness of new products and services, and communicate to the industry and potential customers.

Research and Development

Six month period ended June 30, 2021

Research and development costs for the six months ended June 30, 2021, increased to $280,169 from $36,910 for the comparable period. We incurred increased costs in 2021 due to management’s decision to re-evaluate the C-DPS – Cloud Document Protection System market, as well as the development of our subsidiary’s Forget-Me-Yes® (FMY) zero trust data privacy (“Right-to-be-Forgotten” and “Right-to-Erase”) and the CTSS ComplyScanTM products.

Three month period ended June 30, 2021

Research and development costs for the three months ended June 30, 2021, increased to $147,445 from $35,333 for the comparable period. We incurred increased costs in 2021 due to management’s decision to re-evaluate the C-DPS – Cloud Document Protection System market, as well as the development of our subsidiary’s Forget-Me-Yes® (FMY) zero trust data privacy (“Right-to-be-Forgotten” and “Right-to-Erase”) and the CTSS ComplyScanTM products.

Net Losses

Six month period ended June 30, 2021

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the six months ended June 30, 2021 was $877,361, compared with a net loss of $157,656 for the comparative period.

Three month period ended June 30, 2021

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended June 30, 2021 was $483,741, compared with a net loss of $84,417 for the comparative period.

Liquidity and Capital Resources

At June 30, 2021, our cash position was $3,062,944, compared to $490,190 at December 31, 2020. We had a working capital of $2,572,754 and an accumulated deficit of $45,036,541 at June 30, 2021.

On June 14, 2021, the Company closed a non-brokered private placement financing of 4,900,000 units of the Company at a price of CDN$0.80 per unit for gross proceeds of $3,920,000CDN ($3,098,616). Each unit consisted of one common share of the Company and one common share purchase warrant, with each warrant entitling the holder to acquire one additional common share of the Company at an exercise price of $1.00CDN for a period of 24 months from the date of closing. The expiry date of the warrants may be accelerated at the Company’s discretion if, the closing price of the Shares on the TSX Venture Exchange is equal to or greater than $2.50CDN for a minimum of ten consecutive trading days and a notice of acceleration is provided in accordance with the terms of the warrant. In connection to the private placement, the Company paid $45,500CDN ($36,370) as share issuance costs. We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021 we have no off-balance sheet arrangements.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the quarterly period ended June 30, 2021, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2019 filed with the SEC on June 30, 2021. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information required by this Item is set forth on the exhibit index which follows the signature page of this report.

Exhibit No.	Description

EX-31.1	Certification of CEO

EX-31.2	Certification of CFO

EX-32.1	SOX Certifiaction of CEO

EX-32.2	SOC Certification of CFO

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH INC.

August 4, 2021	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

August 4, 2021	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)