Form 10-Q
period 2021-09-30
OCULUS VISIONTECH INC.
filed 2021-11-09
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As at November 9, 2021, there were 91,422,569 shares of the registrant’s common stock outstanding

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common
Common stock - no par value	OVTZ	Over The Counter Bulletin Board
Preferred stock - no par value	N/A	N/A
Common stock - no par value	OVT	TSX Venture Exchange
Common stock - no par value	USF1	Frankfurt Stock Exchange

TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,706,660	$490,190
Prepaid expenses and other current assets	9,482	6,082
Total Assets	$2,716,142	$496,272

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$109,084	$32,329
Accounts payable and accrued expenses - related parties	135,759	135,738
Total current liabilities	244,843	168,067

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 86,522,569	47,672,522	44,073,257
Commitment to issue shares	414,128	414,128
Accumulated deficit	(45,615,351)	(44,159,180)
Stockholders' equity	2,471,299	328,205
Total Liabilities and Stockholders' Equity	$2,716,142	$496,272

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Expenses:
Consulting	-	-	24,021	-
Research and development	295,830	93,270	575,999	130,180
Selling, general and administrative (Note 8)	113,607	83,605	319,132	204,447
Stock-based compensation (Note 7)	169,373	120,098	537,019	120,098

Total expenses	578,810	296,973	1,456,171	454,725
Loss from operations	(578,810)	(296,973)	(1,456,171)	(454,725)

Other income
Interest income	-	-	-	96
	-	-	-	96

Net loss	$(578,810)	$(296,973)	$(1,456,171)	$(454,629)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	86,522,569	89,476,981	78,165,426

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in US Dollars) (Unaudited)

	Common Stock and
	Additional Paid in
	Capital
			Commitment to	Accumulated	Stockholders'
	Shares	Amount	Issue Shares	Deficit	Equity

Balance at January 1, 2020	67,022,568	$41,634,999	$-	$(41,386,696)	$248,303

Sale of common stock	7,000,001	773,038	-	-	773,038
Shares issued for asset acquisition	12,500,000	1,380,427	-	-	1,380,427
Contingent consideration	-	-	414,128	-	414,128
Share-based compensation	-	120,098	-	-	120,098
Net loss	-	-	-	(454,629)	(454,629)

Balance at September 30, 2020	86,522,569	$43,908,562	$414,128	$(41,841,325)	$2,481,365

Balance at January 1, 2021	86,522,569	$44,073,257	$414,128	$(44,159,180)	$328,205

Sale of common stock	4,900,000	3,098,616	-	-	3,098,616
Share issuance costs - cash	-	(36,370)	-	-	(36,370)
Share-based compensation	-	537,019	-	-	537,019
Net loss	-	-	-	(1,456,171)	(1,456,171)

Balance at September 30, 2021	91,422,569	$47,672,522	$414,128	$(45,615,351)	$2,471,299

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

Nine months ended September 30,	2021	2020

Cash flows from operating activities:
Net loss	$(1,456,171)	$(454,629)
Add back non-cash share-based compensation	537,019	120,098
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	(3,400)	(3,419)
Decrease (increase) in accounts payable and accrued expenses	76,755	(241,373)
Decrease (increase) in accounts payable and accrued expenses due to related parties	21	5,499

Net cash used in operating activities	(845,776)	(573,824)

Cash flows from operating activities:
Cash acquired on asset acquisition	-	114,169

Net cash provided by investing activities	-	114,169

Cash flows from operating activities:
Proceeds from sale of common stock	3,098,616	773,038
Share issuance costs	(36,370)	-

Net cash provided by financing activities	3,062,246	773,038

Net decrease in cash and cash equivalents	2,216,470	313,383

Cash and cash equivalents at beginning of period	490,190	382,452
Cash and cash equivalents at end of period	$2,706,660	$695,835

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-cash financing and investing activities
Common stock issued on acquisition	$-	$1,380,427
Intangible acquired on acquisition	$-	$(1,966,939)
Warrants issued on acquisition	$-	$414,128
Account payable acquired on acquisition	$-	$172,384

	$-	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

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

The accompanying condensed interim consolidated financial statements include the accounts of Oculus and its wholly-owned subsidiaries, ComplyTrust® Inc. (formerly OCL Technologies Corp.) (from the date of acquisition, Note 5). All intercompany balances and transactions have been eliminated upon consolidation. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods. For further information, refer to the Financial Statements and footnotes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions. At September 30, 2021 and fiscal 2020, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

2.	GOING CONCERN

The accompanying condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred a loss of $1,456,171 for the nine month period ended September 30, 2021 and, in addition the Company incurred losses of $2,772,484 and $192,865 for the year ended December 31, 2020 and 2019. As of September 30, 2021, the Company had an accumulated deficit of $45,615,351 and a working capital of $2,471,299. These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2021	December 31, 2020

Prepaid expenses	$2,403	$1,030
Tax Receivable – Canadian GST	7,079	5,052
	$9,482	$6,082

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2021	December 31, 2020

Accounts payable	$60,000	$16,670
Accrued fees and expenses	49,084	15,659
	$109,084	$32,329

Accounts payable and accrued expenses – related parties consist of accounts payable for research and development, advances and accrued interest on related party debt.

5.	ACQUISITION OF COMPLYTRUST INC. (FORMERLY OCL TECHNOLOGIES CORP.)

During the year ended December 31, 2020, the Company acquired a 100% interest in ComplyTrust Inc. (formerly OCL Technologies Corp.) (“CTI”) by issuing 12,500,000 shares with a fair value of $1,380,427 and contingent consideration consisting of 12,500,000 non-transferable warrants with a fair value of $414,128. The transaction does not meet the definition of a business as defined in ASC 805-10. As a result, the acquisition of CTI has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on their relative fair values. Upon closing of the transaction, CTI became a subsidiary of the Company. The net assets acquired pursuant to the acquisition are as follows:

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

The Company has one class of no par value common stock with 500,000,000 authorized shares 91,422,569 and 86,522,569 outstanding on September 30, 2021 and December 31, 2020, respectively.

On June 5, 2020, the Company issued 12,500,000 shares at a value of $0.15 CDN per share pursuant to the acquisition of OCL Technologies Corp.

On June 5, 2020, the Company issued 7,000,001 shares to investors, including 1,766,667 common shares to a consultant and directors at $0.15 CDN per share.

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

During the period ended September 30, 2021 and year ended December 31, 2020, the Company adopted a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options.

During the period ended September 30, 2021, the Company:

i) granted 500,000 stock options to consultants, exercisable into 500,000 shares at an exercise price of $1.20CDN and an expiry date of January 29, 2024. The options have a fair value of $424,300CDN, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.14%; (iv) Dividend rate of Nil; and (v) market stock price of $1.18. The options vest 20% every 6 months starting July 29, 2021. During the period ended September 30, 2021, the Company recorded $230,604CND ($186,627) of stock-based compensation relating to the vesting period.

i) granted 375,000 stock options to consultants, exercisable into 375,000 shares at an exercise price of $0.80CDN and an expiry date of June 10, 2024. The options have a fair value of $211,700CDN, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 120.80%; (ii) Term of 3 years; (iii) Discount rate of 0.25%; (iv) Dividend rate of Nil; and (v) market stock price of $0.8000CDN. The options vest 20% every 6 months starting December 10, 2021. During the period ended September 30, 2021, the Company recorded $59,248CDN ($48,592) of stock-based compensation relating to the vesting period.

During the year ended December 31, 2020, the Company:

i) granted 3,600,000 stock options to consultants, directors and officers exercisable into 3,600,000 shares at an exercise price of $0.35CDN and an expiry date of July 21, 2023. The options have a fair value of $909,900CDN, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.27%; (iv) Dividend rate of Nil; and (v) market stock price of $0.35. The options vest 20% every 6 months starting January 21, 2020. During the year ended December 31, 2020, the Company recorded $369,597CDN ($283,307) of stock-based compensation relating to the vesting period. During the period ended September 30, 2021, the Company recorded $334,385CDN ($267,221) of stock-based compensation relating to the vesting period.

ii) granted 250,000 stock options to consultants, directors and officers exercisable into 250,000 shares at an exercise price of $0.45CDN and an expiry date of December 21, 2023. The options have a fair value of $75,800CDN, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.02%; (iv) Dividend rate of Nil; and (v) market stock price of $0.425. The options vest 20% every 6 months starting June 21, 2021. During the year ended December 31, 2020, the Company recorded $1,899CDN ($1,486) of stock-based compensation relating to the vesting period. During the period ended September 30, 2021, the Company recorded $43,439CDN ($34,579) of stock-based compensation relating to the vesting period.

8.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative for the period ended September 30, 2021 as follows:

Filing and regulatory fees	$26,731
Marketing	31,374
Professional fees	102,870
Rent	29,857
Office and administration	128,300

$319,132

9.	COVID-19

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

Our Forget-Me-Yes® data privacy product is a Software-as-a-Service (SaaS) platform developed to specifically address the global ‘Right-to-be-Forgotten’ (RtbF) and Right-of-Erase (RoE) legal components of Brazil’s LGPD, Europe’s GDPR, California Consumer Privacy Act (CCPA), Colorado Privacy Act (CPA) and Virginia CDPA data privacy compliance. An additional new data protection software tool, ComplyScanTM, is being developed to address public cloud data compliance governance. Our legacy Cloud Document Protection System (Cloud-DPS) technology leveraged our digital watermarking technology to enable OVTZ to offer a SaaS-based document management platform for tamper-proof document authentication and protection. Historically, we have used our digital watermarking technology for streaming video content distribution based on embedded digital watermarking, as well as video-on-demand (VOD) systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity.

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

BUSINESS OBJECTIVES:

In this age of digital transformation, data monetization, IoT, and massive data migration to converged hyperscale, geo-disbursed Cloud infrastructure and workloads, data protection and data privacy have taken center stage. GDPR, LGPD, CCPA, and many other new international (China/PIPL, India) and upcoming US data privacy regulations enable individuals and organizations the right to access and request deletion of all personal information for a given data subject. In our ever increasing Everything-as-a-Service world, OVTZ recognizes the need for global cloud-native data privacy and data protection solutions that are multi-cloud platform-ready and can augment both existing legacy and newer agile-driven architectures. OVTZ is building modular microservices-based software solutions and services for both hybrid on-premise and multi-cloud data management that incorporate automated malware, privacy and ransomware scanning, reporting and visualization.

Our new Forget-Me-Yes® (FMY) Software-as-a-Service (SaaS) data privacy solution is a secure, Zero-Knowledge platform providing a single-source capability of continuous ‘right-to-be-forgotten’ (RtbF) and ‘right-of-erase’ (RoE) privacy compliance by incorporating automated policy-driven re-query services that guarantees a Data Subject’s requested RtbF/RoE data remains ‘forgotten’ over the life of their FMY subscription. FMY incorporates hybrid polymorphic encryption technology that ensures all User Interface, data-in-transit and data-at-rest remain secure and can only be accessed by the subscriber. With a cloud-native architecture, the FMY functionality can be utilized as either a complete turnkey SaaS subscription platform, or individually licensed for seamless integration with existing 3rd. party applications and data privacy platforms.

Our new ComplyTrust® Software-as-a-Service Suite (CTSS) is a set of software tools specifically designed to address cloud-native data management and regulatory compliant data governance. CTSS will help to remove enterprise organizational barriers and blockers to further enable successful cloud migration and deployment that benefit the cloud infrastructure providers, enterprise organizations, and users collectively. CTSS helps to automate and visualize cloud compliance reporting across accounts, regions and services based on a variety of user-definable and data driven metrics. Development of the first CTSS product, a cloud-native data backup compliance reporting tool called ComplyScanTM (CS), has commenced.

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

2.

Demonstrate proof of concept on selected commercial projects with our Forget-Me-Yes® (FMY) data privacy Software-as-a-Service (SaaS) platform and ComplyTrust® SaaS Suite (CTSS), gain industry recognition for the architectural and business differentiators of the company’s FMY data privacy, CS reporting tool, and our legacy C-DPS authentication/tamper-proof functionality product’s, and generate sales and support revenues in FY21+.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine and three month period ended September 30, 2021 and 2020 were $-0-

Cost of Sales

The cost of sales for the nine and three months ended September 30, 2021 and 2020 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the period ended September 30, 2021.

We continue to develop and have begun to market the Forget-Me-Yes® (FMY) “Right-to-be-Forgotten” and “Right-of-Erase” data privacy platform. Administrative expenses have decreased/increased moderately as a result of insignificant fluctuations in general costs.

Nine month period ended September 30, 2021

Selling, general and administrative expenses for the period ended September 30, 2021 increased to $319,132 from $204,447 for the period ended September 30, 2020. We incurred increased costs in 2021 due to post acquisition legal and accounting costs.

Three month period ended September 30, 2021

Selling, general and administrative expenses for the period ended September 30, 2021 increased to $113,607 from $83,605 for the period ended September 30, 2020. We incurred increased costs in 2021 due to post acquisition legal and accounting costs.

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

Research and Development

Nine month period ended September 30, 2021

Research and development costs for the nine months ended September 30, 2021, increased to $575,999 from $130,108 for the comparable period. We incurred increased costs in 2021 due to management’s decision to continued on-going development of the Forget-Me-Yes® (FMY) data privacy solution and initiated development of the new CTSS ComplyScanTM backup reporting tool, while evaluating the legacy C-DPS architecture, addressable market and potential future integration into CTSS.

Three month period ended September 30, 2021

Research and development costs for the three months ended September 30, 2021, increased to $295,830 from $93,270 for the comparable period. We incurred increased costs in 2021 due to management’s decision to initiate development of the new CTSS ComplyScanTM data backup compliance reporting tool product and development of additional FMY data privacy connectors.

Net Losses

Nine month period ended September 30, 2021

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the nine months ended September 30, 2021 was $1,456,171, compared with a net loss of $454,629 for the comparative period.

Three month period ended September 30, 2021

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the nine months ended September 30, 2021 was $578,810, compared with a net loss of $296,973 for the comparative period.

Liquidity and Capital Resources

At September 30, 2021, our cash position was $2,706,660, compared to $490,190 at December 31, 2020. We had a working capital of $2,471,299 and an accumulated deficit of $45,645,351 at September 30, 2021.

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

As of September 30, 2021 we have no off-balance sheet arrangements.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended September 30, 2021, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2019 filed with the SEC on September 30, 2021. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

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

OCULUS VISIONTECH INC.

November 9th, 2021	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

November 9th, 2021	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)