Form 10-K
period 2021-12-31
OCULUS VISIONTECH INC.
filed 2022-03-21
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-29651

OCULUS VISIONTECH INC.

(Exact name of registrant as specified in its charter)

Wyoming	06-1576391
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

#507, 837 West Hastings Street, Vancouver, BC	V6C 3N6
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:	(604) 685-1017

Securities registered pursuant to Section 12(b) of the Act:         None

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

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

Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or fur such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.61 on June 30, 2021) was approximately $37.8 million.

The registrant had 91,422,469 shares of common stock outstanding as of March 21, 2022.

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

Exchange Rate for Canadian Dollar

The accounts for Oculus are maintained in Canadian dollars which is the Company's functional currency. All dollar amounts contained herein are expressed in U.S. dollars, except as otherwise indicated. As at March 21, 2022, the exchange rate for Canadian dollars/United States dollars based on the Bank of Canada closing rate was $1.00 (CAD) = $0.7912 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2021 and 2020.

	Years ended December 31,
	2021	2020
At End of Year	0.7824	0.7851
Average	0.8043	0.7454
High	0.8306	0.7881
Low	0.7727	0.6816

PART I

Item 1.	Description of Business

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

Our Forget-Me-Yes® data privacy product is a Software-as-a-Service (SaaS) platform developed to specifically address the global ‘Right-to-be-Forgotten’ (RtbF) and Right-of-Erase (RoE) data subject deletion request legal compliance components of Brazil’s LGPD, Europe’s GDPR, California’s Consumer Privacy Act (CCPA), China’s Personal Information Protection Law (PIPL), Colorado’s Consumer Protection Act (CPA), Virginia’s Consumer Data Protection Act (CDPA) and Washington’s Privacy Act (WPA) regulations. Additional new data protection software tools are being developed to address public cloud data governance compliance globally. Our Cloud Document Protection System (Cloud-DPS) technology leverages our digital watermarking technology enabling OVTZ to offer a SaaS-based document management platform for tamper-proof document authentication and protection. Historically, we have used our digital watermarking technology for streaming video content distribution based on embedded digital watermarking, as well as video-on-demand (VOD) systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity.

We were incorporated on April 18, 1986, as "First Commercial Financial Group Inc." in the Province of Alberta, Canada. In 1989, our name was changed to "Micron Metals Canada Corp.", which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business. In 1995, we changed our name to "USA Video Interactive Corp." and continued out of the Province of Alberta into the State of Wyoming. At a shareholders meeting held on December 30, 2011, a resolution was passed to change our name to "Oculus VisionTech Inc." and to alter our share capital by way of a reverse stock split (share consolidation) on the basis of fifteen old common shares for one new common share. On January 25, 2012, we changed our name to "Oculus VisionTech Inc." In June 2020, OVTZ acquired OCL Technologies Corp. (“OCL”), a Delaware corporation data privacy software development startup based in San Diego, California. As a 100% wholly-owned subsidiary of OVTZ and to better align with customer and market focus, OCL has completed a corporate name change to ComplyTrust® Inc. (“CTI”) on January 21, 2021. Any and all OCL references throughout this document are synonymous with the new name change, CTI.

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

Strategic Plan

Our strategic plan is to first introduce the cloud-native Forget-Me-Yes® (FMY) data privacy SaaS platform under the AWS Web Services Cloud infrastructure on a monthly subscription basis for structured data. Initial release will include subscriber connections specific to Salesforce organizations with other connectors to be added over time, including but not limited to Hubspot, Marketo, Shopify, and more. Additional connectors for Database-as-a-Service (DBaaS) providers for MySQL, NoSQL and SQL databases, for both structured and unstructured data, are also planned. Going forward, we plan to license FMY API microservices for integration with 3rd. party application partners, software providers and potential OEM’s. FMY’s cloud native enables it to be integrated and run under any on-premises, hybrid or alternative cloud infrastructure.

The ComplyTrust® SaaS Suite (CTSS) strategic plan for the data protection market is to first introduce Amazon Web Services (AWS) tools to help AWS customers better manage organizational data protection and compliance in an automated and cloud-native fashion. As customer attainment increases, additional planned CTSS features will be rolled out to perform additional applicable data governance and management functionality. Additional CTSS plans include integration with 3rd. party software providers to provide an automated single-pane-of-glass solution for enterprise organizations worldwide.

The Cloud-DPS plan is to re-evaluate the current potential addressable market and underlying architecture to determine next steps in the Cloud-DPS evolution, as it very well could become an additional component in the CTSS toolset. Limited past market adoption and revenues indicate the need for a new Cloud-DPS strategy going forward, stay tuned.

Proprietary Technologies

Our Forget-Me-Yes® patent-pending process locates, organizes and manages Data Subject RtbF and RoE personal information for FMY subscribers in a secure, efficient and persistent way. Automated and schedule compliance enables organizations to avoid regulatory distraction to focus on core business competencies. Our FMY zero-knowledge 3rd. party audit features provide arguable good faith and best practices to avoid litigation, fines, penalties and potential brand damage associated with bad publicity surrounding a data privacy compliance infraction.

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

Products and Services

Our principal products are our new patent-pending Forget-Me-Yes® (FMY) data privacy SaaS solution and CTSS data protection tools, along with our legacy Cloud-DPS solution.

Forget-Me-Yes® (FMY)

The Forget-Me-Yes® (FMY) Software-as-a-Service Platform specifically manages both Organizational and Individual Right-to-be-Forgotten (RtbF) and Right-of-Erase (RoE) compliance of data subject deletion requests of structured data for Brazil’s LGPD, Europe’s GDPR, California’s Consumer Privacy Act (CCPA), China’s Personal Information Protection Law (PIPL), Colorado’s Consumer Protection Act (CPA), Virginia’s Consumer Data Protection Act (CDPA) and Washington’s Privacy Act (WPA) regulations.

●	Features include easy integration, in-time and automated continuous compliance all from a secure subscription-based cloud-native application.
●	Locates, organizes and manages Data Subject personal information for FMY subscribers in a secure, efficient, and persistent way.
●	Automated/scheduled compliance enables organizations to avoid regulatory distraction to focus on core business competencies.
●	Secure, zero-knowledge 3rd. Party audit features ensuring regulatory compliance.
●	Provides arguable good faith and best practices for companies to avoid litigation, penalties and brand damage associated with bad publicity.

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

ComplyTrust® SaaS Suite (CTSS)

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

Customers and Markets

OVTZ intends to capture a significant portion of the cloud data privacy software and cloud native data protection service revenues within the $100B+ worldwide data protection market through a variety of OVTZ-developed cloud-native software tools within a 5-year timeframe. Global regulatory enforcement of data privacy legislation issued fines are breaking records each year, are non-insurable losses, and create unparalleled brand damage. The worldwide 2021 FinTech market fines were down 50% from the previous year. OVTZ helps global organizations and individuals cost-effectively manage data privacy compliance. Currently OVTZ has no customers for our products and services. We are taking steps to monetize our new cloud-native CTSS and FMY solutions, as well as the legacy Cloud-DPS technology in FY22.

Forget-Me-Yes® (FMY)

FMY potential addressable markets cover a wide variety of data governance, data management, data privacy and data protection segments.

●	Global Enterprise Governance, Risk and Compliance (eGRC) 2021 market size was valued at $39B with a 13% CAGR reaching $54B+ in 2024 (Source: Markets&Markets)

●

GDPR services market alone is projecting 26% CAGR with revenues at $3.1B by 2023, while the GDPR Data Governance market exclusively is projecting 21% CAGR with revenues to reach $4.8B by 2024 (Source: Markets&Markets)

●	Global Enterprise data management platform market size expected 15% CAGR to reach $3B by 2023 (Source: MarketsResearchFuture)

●	Regulatory Technology (RegTech/$55B by 2025), Risk&Compliance FinTech sector = $1B in 2019, forecast growth of 19.4% CAGR to reach $3.9B by 2025 (Source: Grandview Research)

●	Data Privacy Management FY21 revenues were $656M and are expected grow 13.7% annually to $1.3B+ by 2025 (Source: IDC, Insight Partners)

Initial FMY target market segment and customers will be Salesforce CRM organizations. Salesforce FY21 revenues were $24.9Billion, up 23% from prior year, with FY22 revenue guidance to $26.5Billion. With over 150,000 partners and customers across every vertical market segment, Saleforce is the #1 CRM platform worldwide. Top-10 customers include Accenture, Amazon Web Services, American Express, American Red Cross, CapGemini, Canon, Deloitte, IBM, NBC Universal, L’Oreal Americas and Toyota. Our initial FMY beta release is being tested by The Corrao Group, who is the #5th. ranked Salesforce consulting partner worldwide. Additional initial FMY targets will be cloud DevOps service providers seeking to reduce compliance risk and Database-as-a-Service (DBaaS) providers.

ComplyTrust® SaaS Suite (CTSS)

CTSS potential addressable market opportunities cover a wide range within the data management and data protection segments.

●	Worldwide public cloud service revenues were $387B in FY21, with a forecasted 21% Y/Y growth to $468B in FY22 (Source: Gartner)

●	Worldwide FY21 public cloud market shares were AWS 33%, Azure-22%, AliBab-7%, GCP-9%, Other-29% (Source: Canalys,Gartner)

●	Worldwide FY21 cloud data storage market was $76B, forecasted to be $390B by 2028 (Source: FortuneBusiness)

●	Worldwide FY21 public cloud revenue represents only 9.25% of overall IT FY21 spend of $4.2Trillion. (Source: Gartner)

●	Enterprise business FY21 workloads were 38% within public cloud and 41% in private cloud (Source: Markets&Markets)

●	Worldwide data protection market FY21 revenues $67B, forecasted to be over $75B in 2022 (Source: Verified Market Research)

●

Worldwide cloud backup and recovery market segment forecasted to reach $11B in 2022, driven by the FY21 $5.1B Disaster Recovery-as-a-Service (DRaaS) market forecasting a 23% Y/Y to $14.6B by 2025. (Source: Gartner)

●	Worldwide FY21 copy-data-management market revenues were $54B. (Source: IDC)

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

●	Worldwide digital signature and document services market has a forecasted growth of 20% Y/Y reaching $1.9B by 2023. (Source: Technavio)

●	DocuSign owns 71% of the worldwide digital document market, with their closest competitors Adobe (5.1%) and SignNow (5.6%) marketshare. (Source: Datanyze)

●	Worldwide virtual data room market was $1.6B in FY21 forecasted to be $3.2B by 2026 (Source: Markets&Markets)

●	Worldwide OTT content digital watermarking market revenues hit $1B in FY20 with a modest 1% Y/Y growth thru 2024. (Source: Kagan)

●	Worldwide automated content recognition market hit $1.7B in FY20 and is forecasted to reach $12.7B by 2026. (Source: Facts&Factors Research)

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

Materials and Supplies

We are actively in the process of building and implementing an integrated, highly-secure, agile software development and IT operations (DevSecOps) framework in conjunction with an independent 3rd party managed services and infrastructure provider. Our continuous integration/continuous delivery (CI/CD) pipeline process incorporates agile software development, test, QA and release tools, includes embedded security within our entire development and operations lifecycle. All components of our integrated project management and software development release process, inner-company and external communications processes, utilize state-of-the-art subscription-based software tools. All components and services employed by our company include backup/disaster recovery and high-availability infrastructure, processes and services. Both corporate and application-specific ISO/NIST security certifications and training are planned, as they will be required to successfully engage with our targeted Enterprise-class customers and markets. There are no seasonal limitations on our operations.

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

Forget-Me-Yes® (FMY)

●

OneTrust > Founded in 2016, with over $125M in FY21 revenues and a valuation of $5.1B (private), OneTrust is the leader in both data privacy management market share and revenues. Average subscription cost ranges from $27./month - $500./month+.

●	TrustArc > Founded in 1997, with over $31.8M in FY21 revenue, acquired Nymity for their data privacy management platform. Average subscription cost is available by custom quotation only.

●	BigID > Founded in 2015, with over $25M in FY21 revenue and a $1B valuation. Average subscription cost is available by custom quotation only.

●	ControlCase > Founded in 2004, with over $37M in FY21 revenues, are primarily focused on credit card PCI-DSS compliance. Average subscription cost starts at $500.+/month.

●	Privitar > Founded in 2014, with over $26.1M in FY21 revenues, are primarily focused on Average subscription cost is available by custom quotation only.

All above competitors have ISO/NIST and other regulatory compliant data management certifications.

ComplyTrust® SaaS Suite (CTSS)

●	Daegis/OpenText > Originally founded in 1980 and acquired by OpenText in 2015 posted $3.3B in FY21 revenues, is primarily focused on Enterprise information management and data governance solutions.

●	StoredIQ > Founded in 2001 and acquired by IBM in 2012, with estimated $360M in FY21 revenues, a component of IBM’s Cloud data storage services suite.

●	Tibco > Founded in 1997, posted $1B FY21 revenues, with primary focus on Enterprise data governance.

Varonis > Founded in 2005, with revenues of $383M in FY21, primary focus on data security.

Cloud-DPS

Document Management-specific competitors

●	Adobe Doc Cloud > Founded in 2006 with revenues of $1.97B in FY21, is a close contender as the e-signature market share leader.

●	Docusign > Founded in 2003 with revenues of $1.5B in FY21, shares the overall lead market share with Adobe.

●	HelloSign > Founded in 2010 and acquired by Dropbox in 2019, reported revenues of $7.2M in FY21, primarily focused on digital document storage.

●	MSB Docs > Founded in 2003 with estimated FY21 revenues of $3M, signed a partnership with AuthBridge in December 2020 to provide an AI-driven OCR digital document signature solution.

●	OneSpan > Founded in 1991, a member of the FIDO Alliance and a partnership with Salesforce, reported FY21 revenues of $209M, and is primarily focused in the financial document management market.

●	SignNow > Founded in 2011 with estimated FY21 revenues of $7.4M, are primarily focused in the Healthcare document management market.

Digital Watermark-specific competitors

●	Advestigo > Founded in 2002 with estimated revenues of $3.5M in FY21, is primarily focused on theraography technology for content-based fingerprinting.

●	Digify > Founded in 2011 with estimated FY21 revenues of $940K, is partnered with Samsung (SEPCO) and primarily focused on mobile application content management.

●	Digimarc > Founded in 1995 with $1M in FY21 revenues, is the leader in digital identity management for all forms of media. Digimarc has been acquired by Ipsos.

●	Intrasonics > Founded in 2000 with estimated revenues of $36M, is primarily focused on digital audio watermarking.

●	WetStone Technologies > Founded in 1997 with estimated revenues of $12M is focused in the cyber security/computer forensics market.

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

Research and Development

Our current research and development is split between our Cloud-DPS ‘Wavelet’ digital watermark adaptive content protection technology and our new CTSS and FMY cloud-native microservices technology.

Forget-Me-Yes® (FMY)

●	Cloud-native data extraction query engine(s) for Extract-Transform-Load (ELT) and Extract-Load-Transform (ELT) processing of both structured and unstructured data
●	Zero-knowledge symmetric encryption services
●	Cloud-native AI-driven bulk ingress/egress data processing services engine
●	Cloud-native multi-cloud services alerting/logging AI-driven engine

CTSS – ComplyScanTM (CS)

●	Cloud-native backup compliance reporting
●	Backup snapshot validation services
●	Snapshot metadata indexing
●	Multi-cloud DR services

Cloud-DPS

●	Image (Radiology-Xray) and Photo content protection for mobile Healthcare and Social Media markets
●	Mobile (Android/iOS) content security manager for Google Play store download
●	Block chain capable Consumer Package tagging/watermarking for sorting and cross-value chain product management

Our fiscal 2021 research and development expenditures were $818,269.

Acquisition of ComplyTrust Inc. (formerly OCL Technologies Corp.)

On June 5th, 2020, the Company completed the acquisition of 100% of the shares of ComplyTrust Inc. (“CTI”), formerly OCL Technologies Corp. (“OCL”), www.ocltechnologies.com, a Delaware Corporation, with its head office located in the technology hub of San Diego, California. CTI is specifically focused on providing enterprise organizations and individuals with highly-secure data privacy tools that provide sustained and continuous global regulatory compliance of data subject rights, while independently protecting all parties. With the burgeoning growth of privacy regulation worldwide coupled with strict regulatory oversight, companies are dedicating significant resources to achieve and maintain compliance. In the past two years alone, initiatives such as the EU GDPR (General Data Protection Regulation effective May 25, 2018) as well as the CCPA (California Consumer Privacy Act passed June 28, 2018 and effective January 1, 2020) have mandated privacy rights and data protection for entities and individuals contemplated within their legislative frameworks. In addition to these, there are additional data privacy legislative initiatives on-going in Asia and both North and South America which will require data protection solutions. Oculus believes that the acquisition of CTI is a tremendous fit within its core objective of developing robust cutting edge technologies that address focused customer data protection requirements on a global scale.

Consideration for the acquisition of CTI was 12,500,000 common shares of the Company and 12,500,000 share purchase warrants exercisable for a period of five years from date of issuance. The share purchase warrants are exercisable only upon specific performance criteria being met. Such criteria being 1) revenue sales projections per CTI’s proformas, or 2) listing on a major US exchange, or 3) change of control as defined below:

i.	Meeting sales forecasts:

-	The greater of either the 20% vesting every six months or the pro rata percentage of warrants earned by the Company’s subsidiary, ComplyTrust Inc. (“CTI”) in years 1, 2 and 3

-

(100V/$125,000,000) of the warrants shall vest on June 4, 2021 (2022 and 2023), wherein “V” is the Gross Revenue of the business (as hereinafter defined) between the period June 4, 2020 – June 4, 2025;

-	“Gross Revenue” means all monetary sums earned less any credits issued for returns and allowances, and, for certainty, Gross Revenue does not include Deferred Revenue;

-	eg: if the CTI warrant holders earn 60% of projected revenue in Year 1 then all option holders would also vest 60% .

ii.

the listing of the Company on any national securities exchange registered with the United States Securities and Exchange Commission under section 6 of the United States Securities Exchange Act of 1934, as amended, such as, but not limited to, the New York Stock Exchange, the NYSE American, and NASDAQ Stock Market; or

iii.

a Change of Control Event meaning, with reference to the Company: (a) the acquisition of a sufficient number of voting securities in the capital of the Company so that the acquirer (as referenced in the CTI Share Purchase Agreement dared for reference June 5, 2020) becomes entitled, directly or indirectly, to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company (provided that, prior to the acquisition, the acquirer was not entitled to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company); (b) an occurrence when a majority of the directors elected at any annual or extraordinary general meeting of shareholders of the Company are not individuals nominated by the Company’s then-incumbent board; or (c) sale of one or more assets of the Company (but for certainty excludes sales made in the normal course of Business) after the Closing Date (as defined in the CTI Share Purchase Agreement) resulting in the collection of monetary sums that is collectively more than 50% of the Gross Revenue of the Company during the twelve (12) month period immediately preceding the Closing Date (as defined in the CTI Share Purchase Agreement).

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

Patent-pending technology encompassing the Forget-Me-Yes® data privacy architecture includes our hybrid Zero-Knowledge data security process along with proprietary query engine and automated re-query services processes.

In October 2020, trademark applications were made by OVTZ for both Forget-Me-Yes® and ComplyTrust®, and were formally accepted and granted in November 2021. Additional trademark application was made for ComplyScanTM in August 2021.

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

Employees

We currently have three employees, as we primarily engage independent contractors to provide services as necessary. Compensation for current and future work will be conducted on a contract basis.

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

To date, we have not generated a profit or significant revenue from operations and in fact have incurred substantial losses. For the year ended December 31, 2021, we maintained $2,117,470 of working capital and sustained a net loss of $1,986,665 and had an accumulated deficit of $46,145,845.

Management has forecasted the Company will have sufficient working capital to operate for the ensuing 12 months. We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business. As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.

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

We expect that we will require approximately $3,000,000 to $5,000,000 in financing to expand the research and development, and marketing of ComplyTrust’s suite of products for 2022 and further financing thereafter. If our capital requirements vary materially from those currently planned, we may require additional financing. We have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to remain in business.

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

Our sales were $Nil in 2021 and 2020. We expect that a small number of customers will account for a substantial portion of our revenue in the foreseable future. The inability to increase the number of customers could limit our ability to maintain or increase our market share or could cause revenue to drop quickly and unexpectedly.

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

The Company's corporate headquarters are located at Suite 507, 837 West Hastings Street, Vancouver, British Columbia and are subject to an office space lease on a month-to-month basis. The monthly base rent is $4,100 CAD (Canadian Dollars).

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

There is a limited public market for our common shares. Our common shares trade on the TSX Venture Exchange (the “TSXV”) under the trading symbol "OVT", and on the OTCQB under the symbol "OVTZ".

The following table shows the high and low sales prices (in Canadian dollars) of our common shares as reported by the TSXV for the periods indicated (post 15 to 1 reverse split December 2011).

	TSX (Symbol “OVT”)
Period	High (CAD $)	Low (CAD $)
First Quarter 2020	0.30	0.135
Second Quarter 2020	0.63	0.18
Third Quarter 2020	0.50	0.275
Fourth Quarter 2020	0.70	0.32
First Quarter 2021	2.80	0.485
Second Quarter 2021	1.08	0.44
Third Quarter 2021	0.80	0.50
Fourth Quarter 2021	1.30	0.52

The following table shows the high and low prices of our common shares on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2020	0.24	0.10
Second Quarter 2020	0.484	0.1203
Third Quarter 2020	0.463	0.20
Fourth Quarter 2020	0.5819	0.2070
First Quarter 2021	1.63	0.369
Second Quarter 2021	0.90	0.36
Third Quarter 2021	0.725	0.363
Fourth Quarter 2021	1.08	0.374

Transfer Agent

The Registrar and Transfer Agent for our shares of common stock is Computershare Trust Company of Canada located at 324 - 8th Avenue SW, Suite 800, Calgary, Alberta, T2P 2Z2.

Holders

As of March 21, 2022, there were 91,422,469 common shares outstanding, held by 1,285 shareholders of record. However, beneficial holders of the Company's common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is 1,285, the number of registered holders may not be representative of the number of beneficial owners.

Options

Details of options outstanding as at date of the report are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$0.350	3,600,000	July 21, 2023	1,440,000	1.55
$0.450	250,000	December 21, 2023	100,000	1.97
$1.200	500,000	January 29, 2024	100,000	2.08
$0.800	375,000	June 10, 2024	75,000	2.44
$0.600	590,000	October 14, 2024	-	2.79
$0.800	100,000	January 31, 2025	-	3.09

	5,415,000		1,715,000

Warrants

Details of warrants outstanding as at date of the report are as follows:

Exercise price		Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$1.00	(CAD)	4,900,000	April 19, 2023	4,900,000	1.30
$0.001	(1) (US)	12,500,000	June 4, 2025	-	3.43

		17,400,000		4,900,000

(1)

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

Equity Compensation Plan Information

As at December 31, 2021 there were 9,142,257 securities authorized for issuance under the under the Company’s existing stock option plan dated effective August 28, 2020 (the “2021 Stock Option Plan”). Since the last financial year end of December 31, 2021, as at March 21, 2022, the following securities were authorized for issuance under the 2020 and 2021 Stock Option Plan:

	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
Plan Category	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
(excluding securities
reflected in column (a))
Equity compensation plans approved by security holders	5,415,000		3,727,257
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,415,000		3,727,257

Stock Option Plan

The Board of Directors of the Company adopted a new share option plan dated for reference October 15, 2021 (the “2021 Share Option Plan”). The 2021 Share Option Plan, supersedes and replaces the 2020 Stock Option Plan, which was approved by shareholders at the Company’s annual general and special meeting on October 15, 2021. The purpose of the 2020 Share Option Plan is to provide incentive to qualified parties to increase their proprietary interest in the Company and thereby encourage their continuing association with the Company.

Previous grants will be taken into account when considering new grants under the 2020 Share Option Plan and a maximum of 10% of the number of the issued and outstanding common shares of the Company are available for issuance under the 2020 Share Option Plan. There are currently 3,850,000 options issued under the 2020 Stock Option Plan and 1,565,000 option issued under the 2021 Stock Option Plan for a total of 5,415,000.

The additional terms and conditions attached to the Option represented by this Option Commitment are as follows:

1.	The Options will not be exercisable unless and until they have vested and then only to the extent that they have vested. The Options will vest in accordance with the following:

Vesting Provisions

To vest as to 20% on the date that is six months from the date of grant, and a further 20% on each successive date that is six months from the date of the previous vesting in accordance with the conditions below:

All options will be considered vested if one of the following criteria are met by the Company:

i.	Meeting sales forecasts:

-	The greater of either the 20% vesting every six months or the pro rata percentage of warrants earned by the Company’s subsidiary, ComplyTrust Inc. (“CT”) in years 1, 2 and 3

-

(100V/$125,000,000) of the warrants shall vest on June 4, 2021 (2022 and 2023), wherein “V” is the Gross Revenue of the business (as hereinafter defined) between the period June 4, 2020 – June 4, 2025;

-	“Gross Revenue” means all monetary sums earned less any credits issued for returns and allowances, and, for certainty, Gross Revenue does not include Deferred Revenue;

-	eg: if the CT warrant holders earn 60% of projected revenue in Year 1 then all option holders would also vest 60% .

ii.

the listing of the Company on any national securities exchange registered with the United States Securities and Exchange Commission under section 6 of the United States Securities Exchange Act of 1934, as amended, such as, but not limited to, the New York Stock Exchange, the NYSE American, and NASDAQ Stock Market; or

iii.

a Change of Control Event meaning, with reference to the Company: (a) the acquisition of a sufficient number of voting securities in the capital of the Company so that the acquirer (as referenced in the CT Share Purchase Agreement dated for reference June 5, 2020) becomes entitled, directly or indirectly, to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company (provided that, prior to the acquisition, the acquirer was not entitled to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company); (b) an occurrence when a majority of the directors elected at any annual or extraordinary general meeting of shareholders of the Company are not individuals nominated by the Company’s then-incumbent board; or (c) sale of one or more assets of the Company (but for certainty excludes sales made in the normal course of Business) after the Closing Date (as defined in the CTI Share Purchase Agreement) resulting in the collection of monetary sums that is collectively more than 50% of the Gross Revenue of the Company during the twelve (12) month period immediately preceding the Closing Date (as defined in the CT Share Purchase Agreement).

Performance Graph

The graph below matches Oculus VisionTech Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2500 index and the Dow Jones US Software index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2016 to 12/31/2021.

Copyright© 2021 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
Copyright© 2021 Russell Investment Group. All rights reserved.

	12/16	12/17	12/18	12/19	12/20	12/21

Oculus VisionTech Inc.	100.00	41.55	49.69	74.53	254.66	608.70
Russell 2500	100.00	116.81	105.13	134.32	161.17	190.48
Dow Jones US Software	100.00	139.91	164.44	239.91	351.83	468.51

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Begin:	12/31/2015
	Period End:	12/31/2020
Oculus Visiontech Inc	End:	12/31/2020
OVTZ

	Beginning

Date*	Transaction Type	Closing Price**	No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Tot. Return

31-Dec-16	Begin	0.161	256.41	-	-	-	256.410	100.00

31-Dec-17	Year End	0.067	256.41	-	-	-	256.410	41.28

31-Dec-18	Year End	0.080	256.41	-	-	-	256.410	17.15

31-Dec-19	Year End	0.120	256.41	-	-	-	256.410	20.51

31-Dec-20	Year End	0.410	256.41	-	-	-	256.410	30.77

31-Dec-21	Year End	0.980	256.41	-	-	-	256.410	30.77

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

As more fully discussed below we have not been profitable, and our revenues for 2021 and 2020 were $Nil. We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, both for the remainder of fiscal 2021 and thereafter, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to bad debts, intangible assets, income taxes, impairment or disposal of long-lived assets, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION.    Under ASC Topic 718, Stock Compensation, the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on estimated forfeiture rate, which is updated based on actual forfeitures as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of the Company’s common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on the Company’s best estimates and judgments.

COMMITMENTS AND CONTINGENCIES.     We account for commitments and contingencies in accordance with ASC Topic 450 Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Results of Operations

For the Year Ended December 31, 2021

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the year ended December 31, 2021.  We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased/increased moderately as a result of insignificant fluctuations in general costs.

Selling, general and administrative expenses for the year ended December 31, 2021 increased by $164,124 to $430,691 from $266,567 for the year ended December 31, 2020. This included professional expenses for the year ended December 31, 2021 which increased to $133,134 from $75,022. for the comparable period in 2020. We incurred increased costs in 2020 due to post acquisition legal and accounting costs.

Research and development for the year ended December 31, 2021 increased to $818,269 from $254,281 for the comparable period in 2020. This was a result of the Company’s acquisition of CTI and the research and development currently being conducted.

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

Research and Development

Research and development costs for the three months ended December 31, 2021, increased to $239,270 from $124,101 for the comparable period in 2020. We incurred increased costs in 2021 due to management’s decision to develop CTSS (ComplyScanTM) as well as the on-going development of our subsidiary’s Forget-Me-Yes® zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for fiscal 2021 was $1,986,665, compared with a net loss of $2,772,484 for fiscal 2020, which includes Impairment Charge of $1,966,939. Our total comprehensive loss for fiscal 2021 was $1,992,855, compared with a comprehensive loss of $2,772,484, which includes currency translation differences of $6,190.

Liquidity and Capital Resources

At December 31, 2021 our cash position was $2,208,451, an increase of $1,718,261 from December 31, 2020. We had a working capital of $2,123,660 and an accumulated deficit of $46,145,845 at December 31, 2021.

Our principal source of cash during fiscal 2021 was $3,098,616 from sale of common stock.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. During the year ended December 31, 2021, the company issued 4,900,000 shares for proceeds of $3,098,616.

As of December 31, 2021, we had $2,208,451 in cash. Management has forecasted the Company will have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for the fiscal 2022 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

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

Statement of Cash Flows

The Company had cash and cash equivalents of $2,208,451 (2020 - $490,190) as of December 31, 2021.

The increase in cash and cash equivalents during the year ended December 31, 2021 was primarily due to cash provided by financing activities during the fiscal year.

Cash Flow used in Operating Activities

Cash and cash equivalents used in operating activities were $1,348,301 (2020 - $779,469) for the year ended December 31, 2021. Operating activities were affected by the change in non-cash working capital balances because of a decrease in prepaid expense and other current assets of $30,356, a decrease in accounts payable and accrued expenses of $63,869, and a decrease in accounts payable and accrued expenses due to related parties of $108,833.

Cash Flow used in Investing Activities

Cash provided by investing activities was $Nil (2020 - $114,169) for the year ended December 31, 2021 because of the cash received from the acquisition of CTI, formerly OCL Technologies Corp. (OCL).

Cash Flow provided by Financing Activities

Cash provided by financing activities was $3,062,246 (2020 - $773,038) for the year ended December 31, 2021 for the proceeds from sales of common stocks of $3,098,616 (2020 - $773,038).

Off-Balance Sheet Arrangements

As of fiscal 2021 we have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting issuer, the Company is not required to provide the information under this Item.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-14 of this Report and are included.

OCULUS VISIONTECH, INC AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

OCULUS VISIONTECH, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Oculus Vision Tech Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Oculus Vision Tech Inc. (the “Company”), as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Oculus Vision Tech Inc., and the results of its operations and its cash flows for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We have determined that there are no critical audit matters to communicate in our auditor’s report.

We have served as the Company’s auditor since 2022.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 21, 2022

K W C O, P C

Certified Public Accountants

1931 East 37th Street, Suite 7	5202 Creekland Circle
Odessa, Texas 79762	Spring, TX
432-363-0067	432-363-0067
Fax 432-363-0376	Fax 432-363-0376

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Oculus VisionTech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oculus VisionTech Inc. (the Company) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/KWCO, PC

KWCO, PC

Odessa, Texas

March 15, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	December 31,	December 31,
	2021	2020

ASSETS

Current Assets:
Cash and cash equivalents	$2,208,451	$490,190
Prepaid expenses and other current assets	37,832	6,082
Total Assets	$2,246,283	$496,272

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$96,198	$32,329
Accounts payable and accrued expenses - related parties	26,425	135,738
Total current liabilities	122,623	168,067

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 86,522,569	46,850,710	43,788,464
Contribution surplus	998,477	284,793
Commitment to issue shares	414,128	414,128
Accumulated other comprehensive income	6,190	-
Accumulated deficit	(46,145,845)	(44,159,180)
Stockholders' equity	2,123,660	328,205
Total Liabilities and Stockholders' Equity	$2,246,283	$496,272

The accompanying notes from an integral part of these consolidated financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US Dollars)

For the Years Ended December 31,	2021	2020

Expenses:
Consulting	$24,021	$-
Research and development (Note 11)	818,269	254,281
Selling, general and administrative (Note 10)	430,691	266,567
Share-based compensation (Note 8)	713,684	284,793
Impairment of intangible assets (Note 6)	-	1,966,939

Total expenses	1,986,665	2,772,580
Loss from operations	(1,986,665)	(2,772,580)

Other income
Interest income	-	96
	-	96

Net loss	(1,986,665)	(2,772,484)

Other comprehensive loss
Currency translation differences	(6,190)	-
	(6,190)	-

Total comprehensive loss	$(1,992,855)	$(2,772,484)

Net loss per share – basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	89,968,723	75,356,815

The accompanying notes from an integral part of these consolidated financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)

	Common Stock and Additional Paid in Capital
	Shares	Amount	Contribution Surplus	Commitment to Issue Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2019	67,022,568	$41,634,999	$-	$-	$-	$(41,386,696)	$248,303

Sale of common stock	7,000,001	773,038	-	-	-	-	773,038
Shares issued for asset acquisition	12,500,000	1,380,427	-	-	-	-	1,380,427
Contingent consideration	-	-	-	414,128	-	-	414,128
Share-based compensation	-	-	284,793	-	-	-	284,793
Net loss	-	-	-	-	-	(2,772,484)	(2,772,484)

Balance at December 31, 2020	86,522,569	43,788,464	284,793	414,128	-	(44,159,180)	328,205

Sale of common stock	4,900,000	3,098,616	-	-	-	-	3,098,616
Share issuance costs - cash	-	(36,370)	-	-	-	-	(36,370)
Share-based compensation	-	-	713,684	-	-	-	713,684
Currency translation differences	-	-	-	-	6,190	-	6,190
Net loss	-	-	-	-	-	(1,986,665)	(1,986,665)

Balance at December 31, 2021	91,422,569	$46,850,710	$998,477	$414,128	$6,190	$(46,145,845)	$2,123,660

The accompanying notes from an integral part of these consolidated financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Years ended December 31,	2021	2020

Cash flows from operating activities:
Net loss	$(1,986,665)	$(2,772,484)
Add back non-cash share-based compensation	713,684	284,793
Add back non-cash impairment of intangible assets	-	1,966,939
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	(32,230)	(4,815)
Decrease (increase) in accounts payable and accrued expenses	63,869	(259,655)
Decrease (increase) in accounts payable and accrued expenses due to related parties	(108,833)	5,753
Net cash used in operating activities	(1,350,175)	(779,469)

Cash flows from investing activities:
Cash acquired on asset acquisition	-	114,169
Net cash provided by investing activities	-	114,169

Cash flows from financing activities:
Proceeds from sale of common stock	3,098,616	773,038
Share issuance costs	(36,370)	-
Net cash provided by financing activities	3,062,246	773,038

Effect of foreign currency translation	6,190	-

Net increase in cash and cash equivalents	1,718,261	107,738
Cash and cash equivalents at beginning of year	490,190	382,452
Cash and cash equivalents at end of year	$2,208,451	$490,190

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

Non-cash financing and investing activities
Common stock issued on acquisition of CTI	$-	$1,380,427
Intangible acquired on acquisition of CTI	$-	$(1,966,939)
Warrants issued on acquisition of CTI	$-	$414,128
Account payable acquired on acquisition of CTI	$-	$172,384

	$-	$-

The accompanying notes from an integral part of these consolidated financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Stated in US Dollars)

1.	BASIS OF PRESENTATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of Oculus Visiontech Inc. (“Oculus”) and its wholly-owned subsidiary, ComplyTrust Inc. (“CTI”), formerly OCL Technologies Corp. (from the date of acquisition in 2020, Note 6). All intercompany balances and transactions have been eliminated upon consolidation. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions. At December 31, 2021 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Management has forecasted the Company will have sufficient working capital to operate for the ensuing 12 months. As shown in the financial statements, the Company has incurred a loss of $1,986,665 for the year ended December 31, 2021 and, in addition the Company incurred losses of $2,772,484 for the year ended December 31, 2020. As of December 31, 2021, the Company had an accumulated deficit of $46,145,845 and a working capital of $2,123,660. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 21, 2022, the Board approved the consolidated financial statements dated December 31, 2021.

These consolidated financial statements include the financial statements of the Company and the entities controlled by the Company. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases.

Control is defined as the exposure, or rights, to variable returns from involvement with an investee and the ability to affect those returns through power over the investee. Power over an investee exists when an investor has existing rights that give it the ability to direct the activities that significantly affect the investee’s returns. This control is generally evidenced through owning more than 50% of the voting rights or currently exercisable potential voting rights of a Company’s capital stock. All significant intercompany transactions and balances have been eliminated.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Stated in US Dollars)

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at December 31, 2021	Ownership Interest at December 31, 2020	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

Significant judgments, estimates and assumptions

The preparation of financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. These judgments, estimates and assumptions are regularly evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances. While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

The areas which require significant judgment and estimates that management has made at the financial reporting date, that could result in a material change to the carrying amounts of assets and liabilities, in the event actual results differ from the assumptions made, relate to, but are not limited to the following:

Significant judgments

●	the determination of functional currencies; and

Cash and cash equivalents

Cash equivalents include highly liquid investments with original maturities of twelve months or less, and which are subject to an insignificant risk of change in value. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes.

Impairment of long-lived assets and long-lived assets to be disposed of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

Research and development

Expenditure on research activities is recognized on the consolidated statement of loss and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at December 31, 2021, it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

Intangible asset

Identifiable intangible assets acquired separately are measured on initial recognition at cost. The cost of intangible assets acquired in a business combination is valued at fair value as at the date of acquisition. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses.

The useful lives of intangible assets are assessed as either finite or indefinite.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Stated in US Dollars)

Intangible assets with finite lives are amortized over the useful economic life and assessed for impairment annually and whenever there is an indication that the intangible asset may be impaired. The amortization period and method for an intangible asset with a finite useful life are reviewed at least at each financial year-end. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in profit or loss.

Intangible assets with indefinite lives are measured at cost less any accumulated impairment losses. These intangible assets are tested for impairment on an annual basis and more frequently if there are indicators that intangible assets may be impaired.

Income taxes

The Company accounts for income taxes under the asset and liability method. Current income taxes are the expected taxes payable or receivable on the taxable income or loss for the year, using tax rates enacted or substantively enacted at the reporting date, and any adjustment to taxes payable in respect of previous years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2021 and 2020, this calculation proved to be anti-dilutive, and therefore the Company’s 5,315,000 (2020: 3,850,000) stock options and 4,900,000 (2020: 4,900,000) warrants were excluded from the calculation.

Right of use asset

The Company recognizes a right of use asset and a lease liability at the lease commencement date. The right of use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and an estimate of costs to dismantle and remove or to restore the underlying asset or the site on which it is located, less any lease incentives received.

The right of use assets are subsequently amortized from the commencement date to the earlier of the end of the useful life of the right of use asset or the end of the lease term using the straight line method.

Lease liability

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the discount rate.

Lease payments included in the measurement of the lease liability comprise the following payments during the lease term: fixed payments (including in-substance fixed payments), and the exercise price under a purchase option that the Company is reasonably certain to exercise.

The lease liability is measured at amortized cost using the effective interest method. It is remeasured when there is a change in future lease payments arising mainly if the Company changes its assessment of whether it will exercise a purchase, renewal or termination option, or if there is a revised in substance fixed lease payment.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Stated in US Dollars)

When the lease liability is remeasured in this way, a corresponding adjustment is made to the carrying amount of the right of use asset, or is recorded in profit or loss if the carrying amount of the right of use asset has been reduced to zero.

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity-based compensation awards to be accounted for using the fair value method. Equity-settled share-based payment arrangements are initially measured at fair value at the date of grant and recorded within shareholders’ equity. Arrangements considered to be cash-settled are initially recorded at fair value and classified as accrued liabilities, and subsequently re-measured at fair value at each reporting date. The Company’s stock option plan is an equity-settled arrangement.

The fair value at grant date of all share-based payments is recognized as compensation expense over the period for which benefits of services are expected to be derived, with a corresponding credit to shareholders’ equity or accrued liabilities depending on whether they are equity-settled or cash-settled. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model and estimate the expected forfeiture rate at the date of grant.

Functional currency

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency. The functional currency of Oculus VisionTech Inc. is the Canadian (“CAD” or “C”) dollar and the functional currency of ComplyTrust Inc. is the U.S. dollar.

In accordance with ASC 830, Foreign Currency Matters, for companies that have a functional currency other than the US dollar, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and comprehensive loss and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from CAD into U.S. dollars are recorded in shareholders' equity as part of accumulated other comprehensive loss.

Foreign currency transactions are translated into the functional currency of the respective currency of the entity or division, using the exchange rates prevailing at the dates of the transactions (spot exchange rate). Foreign exchange gains and losses resulting from the settlement of such transactions and from the re-measurement of monetary items denominated in foreign currency at period-end exchange rates are recognized in profit or loss. Non-monetary items that are not re-translated at period end are measured at historical cost (translated using the exchange rates at the transaction date), except for non-monetary items measured at fair value, which are translated using the exchange rates as at the date when fair value was determined. Gains and losses are recorded in the statement of operations and comprehensive loss.

Recently adopted accounting pronouncements

Accounting Standards Update No. 2019-12—Income Taxes (Topic 740). In December 2019, the FASB issued guidance intended to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles and also clarifies and amends existing guidance to improve consistent application. The Company adopted the standard on January 1, 2021 and adoption had no impact on the Company’s financial statements.

Recently issued accounting pronouncements

Accounting Standards Update No. 2016-13—Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance intended to change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For available for sale debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. The adoption of this update, if applicable, will result in earlier recognition of losses and impairments.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Stated in US Dollars)

Accounting Standards Update No. 2018-19—Codification Improvements to ASC 326, Financial Instruments—Credit Losses. In November 2018, the FASB introduced guidance on an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. ASU 2018-19 is the final version of Proposed Accounting Standards Update 2018-270, which has been deleted. Additionally, the amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases.

These updates are effective beginning January 1, 2023, and the Company is currently evaluating ASU 2016-13 and ASU 2018-19 and the potential impact of adopting this guidance on its financial reporting.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	2021	2020

Prepaid expenses	$28,141	$1,030
Tax Receivable – Canadian GST	9,691	5,052
	$37,832	$6,082

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	2021	2020

Accounts payable	$61,836	$16,670
Accrued fees and expenses	34,362	15,659
	$96,198	$32,329

6.	ACQUISITION OF COMPLYTRUST INC. (“CTI”), formerly OCL TECHNOLOGIES CORP.

During the year ended December 31, 2020, the Company acquired a 100% interest in CTI by issuing 12,500,000 shares with a fair value of $1,380,427 and contingent consideration consisting of 12,500,000 non-transferable warrants with a fair value of $414,128. The transaction does not meet the definition of a business as defined in ASC 805-10. As a result, the acquisition of OCL has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on their relative fair values. Upon closing of the transaction, CTI became a subsidiary of the Company. The net assets acquired pursuant to the acquisition were as follows:

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Stated in US Dollars)

Purchase Price Allocation

Cash	$114,169
Accounts payable and due from related party	(232,021)
Intangible asset	1,966,939

Total Purchase Price	$1,849,087

During the year ended December 31, 2020, the Company impaired the intangible asset resulting in an expense on the consolidated statement of operations of $1,966,939.

7.	COMMON STOCK

The Company has one class of no par value common stock with 500,000,000 authorized shares 91,422,569 and 86,522,569 outstanding on December 31, 2021 and 2020, respectively. As of December 31, 2021, there were 5,175,000 common shares held in escrow.

On June 5, 2020, the Company issued 12,500,000 shares at a value of $0.15 CAD per share pursuant to the acquisition of CTI. The Company also granted contingent consideration consists of 12,500,000 non-transferable warrants that are exercisable into 12,500,000 common shares if certain criteria are met at an exercise price of $0.001 for a period of five years from the date of issuance expiry June 4, 2025

On June 5, 2020, the Company issued 7,000,001 shares to investors, including 1,766,667 common shares to a consultant and directors at $0.15 CAD per share.

On June 14, 2021, the Company closed a non-brokered private placement financing of 4,900,000 units of the Company at a price of CAD$0.80 per unit for gross proceeds of $3,920,000CAD ($3,098,616). Each unit consisted of one common share of the Company and one common share purchase warrant, with each warrant entitling the holder to acquire one additional common share of the Company at an exercise price of $1.00CAD for a period of 24 months from the date of closing. The expiry date of the warrants may be accelerated at the Company’s discretion if, the closing price of the Shares on the TSX Venture Exchange is equal to or greater than $2.50CAD for a minimum of ten consecutive trading days and a notice of acceleration is provided in accordance with the terms of the warrant. In connection to the private placement, the Company paid $45,500CAD ($36,370) as share issuance costs.

8.	STOCK OPTIONS

During the years ended December 31, 2021 and 2020, the Company adopted a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options.

During the year ended December 31, 2021, the Company:

i) granted 500,000 stock options to consultants, exercisable into 500,000 shares at an exercise price of $1.20CAD and an expiry date of January 29, 2024. The options have a fair value of $424,300CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.14%; (iv) Dividend rate of Nil; and (v) market stock price of $1.18CAD. The options vest 20% every 6 months starting July 29, 2021. During the year ended December 31, 2021, the Company recorded $285,557CAD ($230,215) of share-based compensation relating to the vesting period.

ii) granted 375,000 stock options to consultants, exercisable into 375,000 shares at an exercise price of $0.80CAD and an expiry date of June 10, 2024. The options have a fair value of $211,700CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 120.80%; (ii) Term of 3 years; (iii) Discount rate of 0.25%; (iv) Dividend rate of Nil; and (v) market stock price of $0.80CAD. The options vest 20% every 6 months starting December 10, 2021. During the year ended December 31, 2021, the Company recorded $101,058CAD ($83,342) of share -based compensation relating to the vesting period.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Stated in US Dollars)

iii) granted 590,000 stock options to consultants, exercisable into 590,000 shares at an exercise price of $0.60CAD and an expiry date of October 14, 2024. The options have a fair value of $219,100CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 119.89%; (ii) Term of 3 years; (iii) Discount rate of 0.63%; (iv) Dividend rate of Nil; and (v) market stock price of $0.54CAD. The options vest 20% every 6 months starting April 14, 2021. During the year ended December 31, 2021, the Company recorded $42,819CAD ($33,964) of share-based compensation relating to the vesting period.

During the year ended December 31, 2020, the Company:

i) granted 3,600,000 stock options to consultants, directors and officers exercisable into 3,600,000 shares at an exercise price of $0.35CAD and an expiry date of July 21, 2023. The options have a fair value of $909,900CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.27%; (iv) Dividend rate of Nil; and (v) market stock price of $0.35CAD. The options vest 20% every 6 months starting January 21, 2020. During the year ended December 31, 2020, the Company recorded $369,597CAD ($283,307) of stock-based compensation relating to the vesting period. During the year ended December 31, 2021, the Company recorded $406,133CAD ($324,132) of stock-based compensation relating to the vesting period.

ii) granted 250,000 stock options to consultants, directors and officers exercisable into 250,000 shares at an exercise price of $0.45CAD and an expiry date of December 21, 2023. The options have a fair value of $75,800CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.02%; (iv) Dividend rate of Nil; and (v) market stock price of $0.425CAD. The options vest 20% every 6 months starting June 21, 2021. During the year ended December 31, 2020, the Company recorded $1,899CAD ($1,486) of stock-based compensation relating to the vesting period. During the year ended December 31, 2021, the Company recorded $52,835CAD ($42,031) of stock-based compensation relating to the vesting period.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2019	-	$-	$-
Granted	3,850,000	0.36	-
Options outstanding, December 31, 2020	3,850,000	0.36	3,363,000
Granted	1,465,000	0.86	-
Options outstanding, December 31, 2021	5,315,000	$0.49	$3,910,950

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2021.

Details of options outstanding as at December 31, 2021 are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$0.350	3,600,000	July 21, 2023	1,440,000	1.55
$0.450	250,000	December 21, 2023	100,000	1.97
$1.200	500,000	January 29, 2024	100,000	2.08
$0.800	375,000	June 10, 2024	75,000	2.44
$0.600	590,000	October 14, 2024	-	2.79

	5,315,000		1,715,000

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Stated in US Dollars)

9.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2019	-	$-
Granted	12,500,000	0.001
Warrants outstanding, December 31, 2020	12,500,000	0.001
Granted	4,900,000	1.00
Warrants outstanding, December 31, 2021	17,400,000	$0.28

Details of warrants outstanding as at December 31, 2021 are as follows:

Exercise price		Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$1.00	(CAD)	4,900,000	April 19, 2023	4,900,000	1.30
$0.001	(1) (USA)	12,500,000	June 4, 2025	-	3.43

		17,400,000		4,900,000

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) revenue sales projections per CTI’s 5 year proformas, or 2) listing on a major US exchange, or 3) change of control.

10.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative for the year ended December 31, 2021 and 2020 is as follows:

	2021	2020

Filing and regulatory fees	$38,396	$21,036
Marketing	41,374	13,840
Professional fees	133,134	74,800
Rent	39,134	-
Office and administration	178,653	156,891

	$430,691	$266,567

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Stated in US Dollars)

11.	RESEARCH AND DEVELOPMENT

The breakdown of research and development for the year ended December 31, 2021 and 2020 is as follows:

	2021	2020

Project management	$144,000	$84,000
Software development	585,953	159,568
Business development	60,533	10,713
Payroll	27,783	-

	$818,269	$254,281

12.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	December 31, 2021	December 31, 2020

Loss before taxes for the year	$(1,986,665)	$(2,772,484)

Expected income tax (recovery)	$(417,000)	$(582,000)
Effect of change in tax rates	(64,000)	(16,000)
Permanent differences	150,000	60,000
Adjustment to prior years provision	2,147,000	2,086,000
Change in unrecognized deductible temporary	(1,816,000)	(1,548,000)

Total income taxes	$-	$-

Current income tax	$-	$-
Deferred tax recovery	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	December 31, 2021	December 31, 2020

Non-capital losses	$5,010,903	$5,037,600

	$5,010,903	$5,037,600
Unrecognized deferred tax assets	(5,010,903)	(5,037,600)
Net deferred tax assets	$-	$-

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Stated in US Dollars)

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2021	Expiry Date Range			2020	Expiry Date Range
Temporary Differences
Non-capital losses available for future periods	$23,473,000	2026	to	2041	$23,904,000	2026	to	2040
Canada	$22,304,000	2026	to	2041	$23,646,000	2026	to	2040
USA	$1,169,000	2026	to	2041	$258,000	2026	to	2040

13.	RELATED PARTIES

Related parties include the Board of Directors, officers, close family members and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Company defines its key management as the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company was as follows:

	Year ended December 31,
	2021	2020

Selling general and administrative	$124,972	$27,479
Share-based compensation to directors and officers	151,261	132,210
	$276,233	$159,689

The Company for the years ended December 31, 2021 and 2020 reimbursed a related party $124,972 and $27,479, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company also recorded share-based compensation of $151,261 (2020 - $132,210) for options vested to related parties during the years ended December 31, 2021 and 2020. The Company incurred no expenses from a related party for research and development for the years ended December 31, 2021 and 2020.

14.	OPERATING LEASES

The Company has one operating leases with unrelated third parties for office space at the Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $3,950 (CND). For the years ended December 31, 2021 and 2020 rent expense was $36,340 and $38,651, respectively.

15.	SEGMENTED INFORMATION

The Company currently operates in a single reportable operating segment. All of the Company’s assets and expenditures are located in the United States. Since the Company does not have any revenue producing activities, there is no segment information by revenues.

16.	SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company granted 100,000 stock options to a consultant, exercisable into 100,000 shares at an exercise price of $0.80CAD and an expiry date of January 31, 2025.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 9, 2021, the Board of Directors as well as the Audit Committee of Oculus VisionTech Inc. (the “Company”) approved and authorized the dismissal of KWCO, PC (“KWCO”), as its independent registered public accounting firm. On the same date, the Board of Directors as well as the Audit Committee approved and authorized the engagement of the accounting firm of Davidson & Company, LLP, Chartered Professional Accountants, as the Company’s new independent registered public accounting firm.

KWCO’s report on our financial statements dated March 15, 2021, for the most recent fiscal year ended December 31, 2020, contained an explanatory paragraph as to the Company’s ability to continue as a going concern and as to critical audit matters.

Other than the going concern uncertainty and critical audit matters described above, KWCO’s report did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our financial statements for the most recent fiscal year ended December 31, 2020, and in the subsequent interim period through the effective date of dismissal on December 9, 2021, there were no disagreements, resolved or not, with KWCO on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KWCO would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such year.

During the Company’s most recent fiscal year and the period through the effective date of dismissal of KWCO on December 9, 2021, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years and the subsequent interim period through the effective date of appointment of Davidson & Company LLP, Chartered Professional Accountants (“Davidson”), on December 9, 2021, we had not, nor had any person on our behalf, consulted with Davidson regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor had Davidson provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement as set forth in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as set forth in Item 304(a)(1)(v) of Regulation S-K with our former independent registered public accounting firm.

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

Item 9B.	Other Information

Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Our current directors and executive officers and their respective ages as of March 21, 2022, are as follows:

Name and Province or State and Country of Residence	Age	Position	Period of Service
Rowland Perkins Alberta, Canada	69	Director, President and Chief Executive Officer	Since 2005
Anton J. Drescher [1] British Columbia, Canada	65	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Fabrice Helliker, Broadstone, UK	54	Director	Since 2020
Maurice Loverso [1] Quebec, Canada	61	Director	Since 2003
Tom Perovic Ontario, Canada	69	Director	Since 2011
Ron Wages 1 North Carolina, USA	59	Director	Since 2011

Note:

[1]	Member of audit committee.

Rowland Perkins – President, Chief Executive Officer and Director

Mr. Perkins was formerly the President & Chief Executive Officer of ebackup Inc. (2001-2015) (a private corporation), a digital cloud data service provider specializing in cloud services, data backup and business continuity. Mr. Perkins has over 45 years of business experience and 30 years with various public companies. Mr. Perkins is a former director of one other publicly trade company: Corvus Gold Inc, since August 2010 to 2021. Mr. Perkins was also a former director of Xiana Mining Inc. (TSXV) from 2011 to 2018, of International Tower Hill Mines Ltd. from 2005 to 2010, of Blue Rhino Capital Corp. in 2020 to 2021, and of Lamaska Capital Corp in 2020 to 2021. Mr. Perkins has a degree in Economics from the University of Manitoba.

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been a Chartered Professional Accountant, Certified Management Accountant since 1981. He is currently involved with several public companies including as: a director (since 1991) of International Tower Hill Mines Ltd., a public mining company listed on the TSX and the NYSE-MKT; a director (since 1996) and Chief Financial Officer (since 2012) of Xiana Mining Inc., a public mineral exploration company listed on the TSXV/NEX; a director (since 2007) and the Chief Financial Officer of Oculus VisionTech Inc., a public company involved in watermarking of film and data listed on the TSXV and the OTC Bulletin Board; a director (since 2014) of CENTR Brands Corp., a public company listed on the CSE; a director (since 2020) of Zeb Nickle Corp. (formerly Blue Rhino Capital Corp.), a public company listed on the TSXV; a former director (2020-2021) of Lamaska Capital Corp., a public company listed on the TSXV. Mr. Drescher is also the President (since 1979) of Westpoint Management Consultants Limited, a private company engaged in tax and accounting consulting for business reorganizations, and the President (since 1998) of Harbour Pacific Capital Corp., a private company involved in regulatory filings for businesses in Canada.

Fabrice Helliker – Director

Mr. Helliker is currently an advisor to ComplyTrust Inc. (formerly OCL Technologies Corp.), and a long time executive and entrepreneur in the data protection and compliance market. He is currently the head of a software engineering division responsible for data protection automation and orchestration solutions for Hitachi Vantara, where he joined in 2012 upon the acquisition of a company he co-founded, Cofio Software. He was also a co-founder of BakBone Software, which was traded on the Toronto Exchange and later acquired by Quest Software Corp.

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

Significant Employees

There are no significant employees of the Company other than our executive officers, however, our subsidiary, ComplyTrust Inc. (“CTI”), formerly OCL Technologies Corp. (“OCL”), entered into an employment contract with Mike Johnson (age 65), who is the co-founder, President and a director of CTI, effective February 1, 2022, whereby Mr. Johnson provides product manager services for product development based on proprietary ideas developed by CTI. The term of the employment contract ends on January 31, 2022, or upon a mutually agreed upon date, agreed to in writing by CTI and Mr. Johnson. Mr. Johnson has been a director and officer of CTI since June 12, 2020. From March 2017 to February 2020, Mr. Johnson was a Business Development Director with the Archival Solutions Division at Sony Electronics where he provided clarity and thought-leadership for introduction of PetaByte-class enterprise storage solutions to the autonomous vehicle/IoT, big data and high-performance compute markets worldwide. Mr. Johnson obtained and undergraduate degree in Audio Engineering from SoundMaster Institute located in Hollywood, California in 1980, and obtained undergraduate degrees in Business and Computer Science from Fullerton College located in Fullerton, California in 1984.

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

Compensation Committee

At present, the company does not have a formal Compensation Committee. All compensation is controlled, managed, and reviewed by the company Board of Directors. As of December 31, 2021, company executives or directors received no compensation for services rendered other than granted stock options.

Item 11.	Executive Compensation

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers for the last three completed fiscal years , whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers").

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)1	LTIP Payouts	All Other Compen- sation
		$	$	$	$		$	$

Drescher,	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Anton	2020	-0-	-0-	-0-	-0-	630,000	-0-	-0-
CFO	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Perkins,	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rowland	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-
CEO	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

For the year ended December 31, 2021, Nil (2020 – 840,000) stock options were granted to named executives.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2021 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End December 31, 2021	Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)1	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Drescher, Anton	630,000	-0-	252,000 / 630,000	173,853	/	260,780
Perkins, Rowland	210,000	-0-	84,000 / 210,000	57,951	/	86,927

1The additional terms and conditions attached to the Option represented by this Option Commitment are as follows:

1.	The Options will not be exercisable unless and until they have vested and then only to the extent that they have vested. The Options will vest in accordance with the following:

Vesting Provisions

To vest as to 20% on the date that is six months from the date of grant, and a further 20% on each successive date that is six months from the date of the previous vesting in accordance with the table below:

All options will be considered vested if one of the following criteria are met by the Company:

iv.	Meeting sales forecasts:

-	The greater of either the 20% vesting every six months or the pro rata percentage of warrants earned by the Company’s subsidiary, ComplyTrust Inc. (“CTI”) in years 1, 2 and 3

-

(100V/$125,000,000) of the warrants shall vest on June 4, 2021 (2022 and 2023), wherein “V” is the Gross Revenue of the business (as hereinafter defined) between the period June 4, 2020 – June 4, 2025;

-	“Gross Revenue” means all monetary sums earned less any credits issued for returns and allowances, and, for certainty, Gross Revenue does not include Deferred Revenue;

-	eg: if the CTI warrant holders earn 60% of projected revenue in Year 1 then all option holders would also vest 60% .

v.

the listing of the Company on any national securities exchange registered with the United States Securities and Exchange Commission under section 6 of the United States Securities Exchange Act of 1934, as amended, such as, but not limited to, the New York Stock Exchange, the NYSE American, and NASDAQ Stock Market; or

vi.

a Change of Control Event meaning, with reference to the Company: (a) the acquisition of a sufficient number of voting securities in the capital of the Company so that the acquirer (as referenced in the CTI Share Purchase Agreement dared for reference June 5, 2020) becomes entitled, directly or indirectly, to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company (provided that, prior to the acquisition, the acquirer was not entitled to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company); (b) an occurrence when a majority of the directors elected at any annual or extraordinary general meeting of shareholders of the Company are not individuals nominated by the Company’s then-incumbent board; or (c) sale of one or more assets of the Company (but for certainty excludes sales made in the normal course of Business) after the Closing Date (as defined in the CTI Share Purchase Agreement) resulting in the collection of monetary sums that is collectively more than 50% of the Gross Revenue of the Company during the twelve (12) month period immediately preceding the Closing Date (as defined in the CTI Share Purchase Agreement).

Compensation of Directors

Directors receive no compensation for their service as such.

The following table sets forth compensation awarded to, earned by or paid to Oculus's directors for the last three completed fiscal years.

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)1	LTIP Payouts	All Other Compen- sation
		$	$	$	$		$	$

Loverso,	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Maurice	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-
Director	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Pervic,	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tom	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-
Director	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wages	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-
Director	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Helliker	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fabrice	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-
Director	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

For the year ended December 31, 2021, Nil (2020 – 840,000) stock options were granted to named executives.

The following table sets forth certain information concerning exercises of stock options by directors during the year ended December 31, 2021 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End December 31, 2021	Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)1	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Loverso, Maurice	210,000	-0-	84,000 / 126,000	57,951	/	86,927
Pervic, Tom	210,000	-0-	84,000 / 126,000	57,951	/	86,927
Wages, Ron	210,000	-0-	84,000 / 126,000	57,951	/	86,927
Helliker, Fabrice	210,000	-0-	84,000 / 126,000	57,951	/	86,927

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2022, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock; and

●	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 91,422,469 shares of common stock outstanding as of March 21, 2022.

For the purposes of the information provided below, Common Shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2021, when there were deemed to be 91,422,469 shares of common stock (“Common Shares”) of the Company outstanding and beneficially owned by the stockholders for the purpose of computing the number of Common Shares and percentage ownership of each holder are reported below, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:

Anton J. Drescher, Chief Financial Officer, Corporate Secretary and Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	13,804,540(2)	15.10%

Maurice Loverso, Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	Nil	Nil

Rowland Perkins, President, Chief Executive Officer and Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	8,600,000(3)	9.41%

Tom Perovic, Director c/o #057, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	1,895,000(4)	2.07%

Ron Wages, Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	200,000(5)	.222

Fabrice Helliker, Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	325,000(6)	.352

All directors and executive officers as a group (6 persons)	24,840,540	27.15%

Notes:

*	Less than one percent.
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

`

(6)	This figure represents 325,000 shares of common stock help by 14D9OCL LLC, an entity in which Fabrice Helliker has a 20% ownership interest.

Name	Shares Owned	Percentage of Class
N/A	-0-	0.00%
Person known to us to beneficial own more than 5%	-0-	0.00%

Item 13.	Certain Relationships and Related Transactions.

The Company for the years ended December 31, 2021 and 2020 reimbursed $124,972 and $27,479, respectively, to Anton J. Drescher, and Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher for selling, general and administrative expenses paid on behalf of the Company. The Company also recorded share-based compensation of $151,261 (2020 - $132,210) for options vested to related parties during the years ended December 31, 2021 and 2020. The Company incurred no expenses from a related party for research and development for the years ended December 31, 2021 and 2020.

Item 14.	Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Davidson and Company LLP, and former auditor, KWCO, P.C., for the audit of our annual financial statements for the years ended December 31, 2021 and 2020.

Year ended December 31	2021	2020
Audit fees	$23,000	$23,000
Audit-related fees	-	-0-
Tax fees	8,000	-0-
All other fees	-	-0-
Total	$33,000	$23,000

The Audit Committee reviews all audit and non-audit related fees at least annually. The Audit Committee pre-approved all audit and non-audit related services in fiscal 2019 and 2018.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

3.1	Articles of Amendment (Wyoming) filed January 26, 2012.

3.2	Articles of Continuance (Wyoming) filed February 16, 1995 (incorporated by reference from Exhibit 3.1 to the registrant's Form 10).

The following exhibits are filed as part of this Annual Report.

3.3	Articles of Amendment (Alberta) filed January 3, 1995 (incorporated by reference from Exhibit 3.2 to the registrant's Form 10).

3.4	Articles of Amendment (Alberta) filed June 28, 1993 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.5	Articles of Amendment (Alberta) filed April 6, 1992 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.6	Articles of Amendment (Alberta) filed September 1, 1989 (incorporated by reference from Exhibit 3.5 to the registrant's Form 10).

3.7	Articles of Incorporation (Alberta) filed April 18, 1986 (incorporated by reference from Exhibit 3.6 to the registrant's Form 10).

3.8	Bylaws (incorporated by reference from Exhibit 3.7 to the registrant's Form 10).

4.3	Share Option Plan (incorporated by reference from Exhibit 4.3 to the registrant's Form 10).

10.4	Alliance Partner Agreement dated November 11, 1999, between Exodus Communications, Inc. and registrant (incorporated by reference from Exhibit 10.4 to the registrant's Form 10).

21.	Subsidiaries of the Registrant:

Name	State of Incorporation	Status
USA Video (California) Corporation	Nevada	Dissolved
USA Video Corporation	Texas	Dissolved
Old Lyme Video Productions Inc.	Wyoming	Dissolved
USA Video Technology Corporation	Wyoming	Dissolved
USVO, Inc.	Connecticut	Dissolved
ComplyTrust® Inc. (Formerly OCL Technologies Corp.)	Delaware	Active

31.1	Certification of the Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH, INC.

Dated: March 21, 2022	By: /s/ Rowland Perkins Rowland Perkins Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rowland Perkins	Chief Executive Officer (Principal Executive Officer), Director	March 21, 2022
Rowland Perkins

/s/ Anton J. Drescher	Chief Financial Officer, (Principal financial officer and principal accounting officer), Director	March 21, 2022
Anton J. Drescher

/s/ Maurice Loverso	Director	March 21, 2022
Maurice Loverso

/s/ Tom Perovic	Director	March 21, 2022
Tom Perovic

/s/ Ron Wages	Director	March 21, 2022
Ron Wages

/s/ Fabrice Helliker	Director	March 21, 2022
Fabrice Helliker