Form 10-Q
period 2022-03-31
OCULUS VISIONTECH INC.
filed 2022-05-13
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As at May 13, 2022, there were 91,422,569 shares of the registrant’s common stock outstanding

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

The Company believes the items outlined above are important factors that could cause estimates included in its financial statements to differ materially from the actual results and those expressed in a forward-looking statement made in this report or elsewhere by the Company or on its behalf. The Company has discussed these factors in more detail under “Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (i) be aware that factors not referred to above could affect the accuracy of the Company’s forward-looking statements and (ii) use caution when considering the Company’s forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS

Current Assets:
Cash and cash equivalents	$1,800,874	$2,208,451
Prepaid expenses and other current assets	24,288	37,832
Total Assets	$1,825,162	$2,246,283

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$119,199	$96,198
Accounts payable and accrued expenses - related parties	28,041	26,425
Total current liabilities	147,240	122,623

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 86,522,569	46,850,710	46,850,710
Contribution surplus	1,138,125	998,477
Commitment to issue shares	414,128	414,128
Accumulated other comprehensive income	2,168	6,190
Accumulated deficit	(46,727,209)	(46,145,845)
Stockholders' equity	1,677,922	2,123,660
Total Liabilities and Stockholders' Equity	$1,825,162	$2,246,283

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US Dollars) (Unaudited)

	For the three months ended
	March 31	March 31
	2022	2021
Revenue	$-	$-

Expenses:
Consulting	-	-
Research and development	345,463	132,724
Selling, general and administrative (Note 8)	96,253	83,406
Stock-based compensation (Note 7)	139,648	177,490

Total expenses	581,364	393,620
Loss from operations	(581,364)	(393,620)

Other income
Interest income	-	-
Net Loss	(581,364)	(393,620)

Other comprehensive loss
Currency translation differences	(4,022)	-
	(4,022)	-

Total Comprehensive Loss	$(585,386)	$(393,620)

Net loss per share - basic and diluted	$(.01)	$(.00)
Weighted-average number of common shares outstanding - basic and diluted	91,422,569	86,522,569

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars) (Unaudited)

	Common Stock

	Shares	Amount	Contribution Surplus	Commitment to Issue Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2020	86,522,569	$43,788,464	$284,793	$414,128	$-	$(44,159,180)	$328,205

Share-based compensation	-	-	177,490	-	-	-	177,490
Net loss	-	-	-	-	-	(393,620)	(393,620)

Balance at March 31, 2021	86,522,569	$43,788,464	$462,283	$414,128	$-	$(44,552,800)	$112,075

Balance at December 31, 2021	91,422,569	$46,850,710	$998,477	$414,128	$6,190	$(46,145,845)	$2,123,660
Share-based compensation	-	-	139,648	-	-	-	139,648
Currency translation differences	-	-	-	-	(4,022)	-	(4,022)
Net loss	-	-	-	-	-	(581,364)	(581,364)

Balance at March 31, 2022	91,422,569	$46,850,710	$1,138,125	$414,128	$2,168	$(46,727,209)	$1,677,922

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

Three months ended March 31,	2022	2021

Cash flows from operating activities:
Net loss	$(581,364)	$(393,620)
Add back non-cash share-based compensation	139,648	177,490
Add back non-cash impairment of intangible assets	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	13,544	3,281
Increase (decrease) in accounts payable and accrued expenses	23,001	21,249
Increase (decrease) in accounts payable and accrued expenses due to related parties	1,616	21

Net cash used in operating activities	(403,555)	(191,579)

Cash flows from investing activities
Cash acquired on asset acquisition	-	-
Net cash from financing activities	-	-

Cash flows from financing activities
Proceeds from the sale of common stock	-	-
Share issuance costs	-	-
Net cash from financing activities	-	-

Effect of foreign currency translation	(4,022)	-

Net increase in cash and cash equivalents	(407,577)	(191,579)

Cash and cash equivalents at beginning of period	2,208,451	490,190

Cash and cash equivalents at end of period	$1,800,874	$298,611

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-Cash Financing and Investing Activities
Common stock issued on acquisition of CTI	$-	$-
Intangible acquired on acquisition of CTI	-	-
Warrants issued on acquisitionof CTI	-	-
Account payable acquired on acquisitionof CTI	-	-

	$-	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS

Oculus VisionTech, Inc. (the "Company") is a designer of digital watermarking services and solutions. Substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financials statement of Oculus VisionTech Inc. (the “Company”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed interim consolidated financials statements included herein have been prepared by the Company without audit, pursuant to the roles and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financials statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. Although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2022 and December 31, 2021, and its results of operation for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Management has forecasted the Company will have sufficient working capital to operate for the ensuing 12 months. As shown in the financial statements, the Company has incurred a loss of $581,364 for the three month period ended March 31, 2022 and, in addition the Company incurred losses of $1,986,665 and $2,772,484 for the year ended December 31, 2021 and 2020. As of March 31, 2022, the Company had an accumulated deficit of $46,727,209 and a working capital of $1,677,922. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Basis of consolidation

These condensed interim consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On May 13, 2022, the Board approved the condensed interim consolidated financial statements dated March 31, 2022.

These condensed interim consolidated financial statements include the financial statements of the Company and the entities controlled by the Company. The financial statements of subsidiaries are included in the condensed interim consolidated financial statements from the date that control commences until the date that control ceases.

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at March 31, 2022	Ownership Interest at December 31, 2021	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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

Significant judgments

●	the determination of functional currencies

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

Research and development

Expenditure on research activities is recognized on the consolidated statement of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at March 31, 2022, it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the period ended March 31, 2022, this calculation proved to be anti-dilutive, and therefore the Company’s 5,415,000 ( March 31, 2021: 4,350,000) stock options and 17,400,000 ( March 31, 2021: 12,500,000) warrants were excluded from the calculation.

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

March 31, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

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

March 31, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2022	2021

Prepaid expenses	$20,824	$28,141
Tax Receivable – Canadian GST	3,464	9,691
	$24,288	$37,832

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2022	December 31, 2021

Accounts payable	$84,985	$61,836
Accrued fees and expenses	34,214	34,362
	$119,199	$96,198

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

6.	COMMON STOCK

The Company has one class of no par value common stock with 500,000,000 authorized shares 91,422,569 outstanding on March 31, 2022 and 86,522,569 on March 31, 2021, respectively. As of March 31, 2022, there were 5,175,000 common shares held in escrow.

7.	STOCK OPTIONS

During the period ended March 31, 2022 and year ended December 31, 2021, the Company adopted a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options.

During the period ended March 31, 2022, the Company:

i) granted 100,000 stock options to a consultant, exercisable into 100,000 shares at an exercise price of $0.80CAD and an expiry date of August 1, 2024. The options have a fair value of $54,600CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 119.10%; (ii) Term of 3 years; (iii) Discount rate of 1.24%; (iv) Dividend rate of Nil; and (v) market stock price of $0.78CAD. The options vest 20% every 6 months starting August 1, 2022. During the period ended March 31, 2022, the Company recorded $7,957CAD ($6,281) of share-based compensation relating to the vesting period.

During the year ended December 31, 2021, the Company:

i) granted 500,000 stock options to consultants, exercisable into 500,000 shares at an exercise price of $1.20CAD and an expiry date of January 29, 2024. The options have a fair value of $424,300CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125.00%; (ii) Term of 3 years; (iii) Discount rate of 0.14%; (iv) Dividend rate of Nil; and (v) market stock price of $1.18CAD. The options vest 20% every 6 months starting July 29, 2021. During the period ended March 31, 2021, the Company recorded $65,035CAD ($51,351) of share-based compensation relating to the vesting period. During the period ended March 31, 2022, the Company recorded $39,576CAD ($31,242) of share-based compensation relating to the vesting period.

ii) granted 375,000 stock options to consultants, exercisable into 375,000 shares at an exercise price of $0.80CAD and an expiry date of June 10, 2024. The options have a fair value of $211,700CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 120.80%; (ii) Term of 3 years; (iii) Discount rate of 0.25%; (iv) Dividend rate of Nil; and (v) market stock price of $0.80CAD. The options vest 20% every 6 months starting December 10, 2021. During the period ended March 31, 2021, the Company recorded $Nil of share -based compensation relating to the vesting period. During the period ended March 31, 2022, the Company recorded $26,787CAD ($21,146) of share-based compensation relating to the vesting period.

iii) granted 590,000 stock options to consultants, exercisable into 590,000 shares at an exercise price of $0.60CAD and an expiry date of October 14, 2024. The options have a fair value of $219,100CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 119.89%; (ii) Term of 3 years; (iii) Discount rate of 0.63%; (iv) Dividend rate of Nil; and (v) market stock price of $0.54CAD. The options vest 20% every 6 months starting April 14, 2021. During the period ended March 31, 2021, the Company recorded $Nil of share -based compensation relating to the vesting period. During the period ended March 31, 2022, the Company recorded $49,406CAD ($39,002) of share-based compensation relating to the vesting period.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

During the year ended December 31, 2020, the Company:

i) granted 3,600,000 stock options to consultants, directors and officers exercisable into 3,600,000 shares at an exercise price of $0.35CAD and an expiry date of July 21, 2023. The options have a fair value of $909,900CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.27%; (iv) Dividend rate of Nil; and (v) market stock price of $0.35CAD. The options vest 20% every 6 months starting January 21, 2021. During the period ended March 31, 2021, the Company recorded $135,829CAD ($107,248) of stock-based compensation relating to the vesting period. During the period ended March 31, 2022, the Company recorded $47,316CAD ($37,352) of share-based compensation relating to the vesting period.

ii) granted 250,000 stock options to consultants, directors and officers exercisable into 250,000 shares at an exercise price of $0.45CAD and an expiry date of December 21, 2023. The options have a fair value of $75,800CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.02%; (iv) Dividend rate of Nil; and (v) market stock price of $0.425CAD. The options vest 20% every 6 months starting June 21, 2021. During the period ended March 31, 2021, the Company recorded $23,925CAD ($18,890) of stock-based compensation relating to the vesting period. During the period ended March 31, 2022, the Company recorded $5,859CAD ($4,625) of share-based compensation relating to the vesting period.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2020	3,850,000	$0.36	$3,363,000
Granted	1,465,000	0.86	-
Options outstanding, December 31, 2021	5,315,000	0.49	3,910,950
Granted	100,000	0.80	-
Options outstanding, March 31, 2022	5,415,000	$0.50	$745,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at March 31, 2022.

Details of options outstanding as at March 31, 2022 are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$0.350	3,600,000	July 21, 2023	2,160,000	1.31
$0.450	250,000	December 21, 2023	100,000	1.73
$1.200	500,000	January 29, 2024	200,000	1.83
$0.800	375,000	June 10, 2024	75,000	2.20
$0.600	590,000	October 14, 2024	-	2.54
$0.80	100,000	January 31, 2025	-	2.84

	5,415,000		2,535,000

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2020	12,500,000	$0.001
Granted	4,900,000	1.00
Warrants outstanding, December 31, 2021 and March 31, 2022	17,400,000	$0.28

Details of warrants outstanding as at December 31, 2021 are as follows:

Exercise price		Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$1.00	(CAD)	4,900,000	April 19, 2023	4,900,000	1.05
$0.001	(1) (USA)	12,500,000	June 4, 2025	-	3.18

		17,400,000		4,900,000

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) revenue sales projections per CTI’s 5 year proformas, or 2) listing on a major US exchange, or 3) change of control.

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative for the period ended March 31, 2022 and 2021 is as follows:

	2022	2021

Filing and regulatory fees	$22,447	$9,877
Marketing	37,965	7,108
Professional fees	6,225	22,446
Rent	9,381	9,290
Office and administration	20,235	34,685

	$96,253	$83,406

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development for the period ended March 31, 2022 and 2021 is as follows:

	2022	2021

Project management	$11,990	$30,000
Software development	269,250	102,724
Business development	32,451	-
Payroll	31,772	-

	$345,463	$132,724

11.	RELATED PARTIES

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

The Company defines its key management as the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company was as follows:

	Period ended March 31,
	2021	2020

Selling general and administrative	$27,493	$15,032
Share-based compensation to directors and officers	17,431	50,049
	$44,924	$65,081

The Company for the period ended March 31, 2022 and 2021 reimbursed a related party $27,493 and $15,032, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company also recorded share-based compensation of $17,431 (2021 - $50,049) for options vested to related parties during the period ended March 31, 2022 and 2021. The Company incurred no expenses from a related party for research and development for the period ended March 31, 2022 and 2021.

12.	OPERATING LEASES

The Company has one operating leases with unrelated third parties for office space at the Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $3,950 (CND). For the period ended March 31, 2022 and 2021 rent expense was $8,874 and $9,290, respectively.

13.	SEGMENTED INFORMATION

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

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

Our Forget-Me-Yes® data privacy product is a Software-as-a-Service (SaaS) platform developed to specifically address the global ‘Right-to-be-Forgotten’ (RtbF) and Right-of-Erase (RoE) legal components of Brazil’s LGPD, Europe’s GDPR, California Consumer Privacy Act (CCPA), Colorado Privacy Act (CPA) and Virginia CDPA data privacy regulatory compliance. An additional new data protection software tool, ComplyScan®, is being developed to address public cloud data governance compliance. Our legacy Cloud Document Protection System (Cloud-DPS) technology leveraged our digital watermarking technology to enable OVTZ to offer a SaaS-based document management platform for tamper-proof document authentication and protection. Historically, we have used our digital watermarking technology for streaming video content distribution based on embedded digital watermarking, as well as video-on-demand (VOD) systems, services and source-to-destination digital media delivery solutions that allow live or recorded digitized and compressed video to be transmitted through Internet, intranet, satellite or wireless connectivity.

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

Our new Forget-Me-Yes® (FMY) Software-as-a-Service (Saas) data privacy solution is a secure, Zero-Knowledge platform providing a single-source capability of continuous ‘right-to-be-forgotten’ (RtbF) and ‘right-of-erase’ (RoE) privacy compliance by incorporating automated policy-driven re-query services that guarantees a Data Subject’s requested RtbF/RoE data remains ‘forgotten’ over the life of their FMY subscription. FMY incorporates hybrid encryption technology that ensures all User Interface, data-in-transit and data-at-rest remain secure and can only be accessed by the subscriber. With a cloud-native architecture, the FMY functionality can be utilized as either a complete turnkey SaaS subscription platform, or individually licensed for seamless integration with existing 3rd. party applications and data privacy platforms.

Our new ComplyTrust® Software-as-a-Service Suite (CTSS) is a set of software tools specifically designed to address cloud-native data management and regulatory compliant data governance. CTSS will help to remove enterprise organizational barriers and blockers to further enable successful cloud migration and deployment that benefit the cloud infrastructure providers, enterprise organizations, and users collectively. CTSS helps to automate and visualize cloud compliance reporting across accounts, regions and services based on a variety of user-definable and data driven metrics. Development of the first CTSS product, a cloud-native data backup compliance reporting tool called ComplyScan® (CS), has commenced.

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

2.

Demonstrate proof of concept on selected commercial projects with our Forget-Me-Yes® (FMY) data privacy Software-as-a-Service platform and ComplyTrust® SaaS Suite (CTSS), gain industry recognition for the architectural and business differentiators of the company product’s FMY data privacy, ComplyScan® (CS) reporting tool and our legacy C-DPS authentication/tamper-proof functionality, and generate sales and support revenues in FY21+.

CRITICAL ACCOUNTING POLICIES (AND ESTIMATES)

In preparing its consolidated financials statement, the Company follows GAAP, which is described in Note 3, Summary of Significant Accounting Policies, to the Company’s December 31, 2021 Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K. The application of these principles requires significant judgements or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financials information disclosures. Except as noted in Note 3, Summary of Significant Accounting Policies, of the Company’s financials statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2021.

RESULTS OF OPERATIONS

Sales

Sales for the three month period ended March 31, 2022 and 2021 were $-0-

Cost of Sales

The cost of sales for the three month period ended March 31, 2022 and 2021 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the period ended March 31, 2022.

We continue to develop and have begun to market the Forget-Me-Yes® (FMY) “Right-to-be-Forgotten” and “Right-to-Erase” data privacy platform. Administrative expenses have decreased/increased moderately as a result of insignificant fluctuations in general costs.

Three month period ended March 31, 2022

Selling, general and administrative expenses for the three months ended March 31, 2022 increased to $96,253 from $83,406 for the period ended March 31, 2021. We incurred increased costs in 2022 due to increased in business activities.

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

Research and Development

Three month period ended March 31, 2022

Research and development costs for the three months ended March 31, 2022, increased to $345,463 from $132,724 for the comparable period. We incurred increased costs in 2022 due to management’s decision to continue on-going development of the Forget-Me-Yes® (FMY) data privacy solution and initiated development of the new CTSS ComplyScan® (CS) backup reporting tool, while evaluating the legacy C-DPS architecture, addressable market and potential future integration into CTSS.

Net Losses

Three month period ended March 31, 2022

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended March 31, 2022 was $581,364, compared with a net loss of $393,620 for the comparative period.

Liquidity and Capital Resources

At March 31, 2022, our cash position was $1,800,874, compared to $2,208,451 at December 31, 2021. We had a working capital of $1,677,922 and an accumulated deficit of $46,727,209 at March 31, 2022.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2022 we have no off-balance sheet arrangements.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting for the quarterly period ended March 31, 2022, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2021 filed with the SEC on March 21, 2022. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information required by this Item is set forth on the exhibit index which follows the signature page of this report.

Exhibit No.	Description

EX-31.1	Certification of CEO

EX-31.2	Certification of CFO

EX-32.1	SOX Certifiaction of CEO

EX-32.2	SOC Certification of CFO

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS VISIONTECH INC.

May 13, 2022	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

May 13, 2022	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)