Form 10-Q
period 2022-09-30
OCULUS VISIONTECH INC.
filed 2022-11-04
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As at November 4, 2022, there were 91,422,569 shares of the registrant’s common stock outstanding

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
●

a failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have material adverse effect on the Company’s business and operating results and shareholders could lose confidence in the Company’s financial reporting;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS

Current Assets:
Cash and cash equivalents	$1,019,957	$2,208,451
Prepaid expenses and other current assets (Note 4)	23,154	37,832
Total Assets	$1,043,111	$2,246,283

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$254,268	$96,198
Accounts payable and accrued expenses - related parties	25,471	26,425
Total current liabilities	279,739	122,623

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569	46,850,710	46,850,710
Additional paid in capital	1,334,584	998,477
Commitment to issue shares	414,128	414,128
Accumulated other comprehensive income (loss)	(40,219)	6,190
Accumulated deficit	(47,795,831)	(46,145,845)
Stockholders' equity	763,372	2,123,660
Total Liabilities and Stockholders' Equity	$1,043,111	$2,246,283

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US Dollars) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Expenses:
Consulting (Note 11)	$45,000	$-	$90,000	$24,021
Research and development (Note 10)	283,269	295,830	912,892	575,999
Selling, general and administrative (Note 9)	116,163	113,607	310,987	319,132
Stock-based compensation (Note 7)	80,267	169,373	336,107	537,019

Total expenses	524,699	578,810	(1,649,986)	1,456,171

Net loss	(524,699)	(578,810)	(1,649,986)	(1,456,171)

Other comprehensive loss
Currency translation differences	(22,525)	-	(46,409)	-

Total comprehensive loss	$(547,224)	$(578,810)	$(1,696,395)	$(1,456,171)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569	91,422,569	89,476,981

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in US Dollars) (Unaudited)

Nine Month Period Ended September 30, 2022
	Common Stock and Additional Paid in Capital
	Shares	Amount	Additional Paid in Capital	Commitment to Issue Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity

Balance at December 31, 2021	91,422,569	$46,850,710	$998,477	$414,128	$6,190	$(46,145,845)	$2,123,660

Share-based compensation	-	-	336,107	-	-	-	336,107
Currency translation differences	-	-	-	-	(46,409)	-	(46,409)
Net loss	-	-	-	-	-	(1,649,986)	(1,649,986)

Balance at September 30, 2022	91,422,569	$46,850,710	$1,334,584	$414,128	$(40,219)	$(47,795,831)	$763,372

Three Month Period Ended September 30, 2022
	Common Stock and Additional Paid in Capital
	Shares	Amount	Additional Paid in Capital	Commitment to Issue Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity

Balance at June 30, 2022	91,422,569	$46,850,710	$1,254,317	$414,128	$(17,694)	$(47,271,132)	$1,230,329

Share-based compensation	-	-	80,267	-	-	-	80,267
Currency translation differences	-	-	-	-	(22,525)	-	(22,525)
Net loss	-	-	-	-	-	(524,699)	(524,699)

Balance at September 30, 2022	91,422,569	$46,850,710	$1,334,584	$414,128	$(40,219)	$(47,795,831)	$763,372

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in US Dollars) (Unaudited)

Nine Month Period Ended September 30, 2021
	Common Stock and Additional Paid in Capital
	Shares	Amount	Additional Paid in Capital	Commitment to Issue Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity

Balance at December 31, 2020	86,522,569	$43,788,464	$284,793	$414,128	$-	$(44,159,180)	$328,205

Sale of common stock	4,900,000	3,098,616		-	-	-	3,098,616
Share issuance costs – cash	-	(36,370)	-	-	-	-	(36,370)
Share-based compensation	-	-	537,019	-	-	-	537,019
Net loss	-	-	-	-	-	(1,456,171)	(1,456,171)

Balance at September 30, 2021	91,422,569	$46,850,710	$821,812	$414,128	$-	$(45,615,351)	$2,471,299

Three Month Period Ended September 30, 2021
	Common Stock and Additional Paid in Capital
	Shares	Amount	Additional Paid in Capital	Commitment to Issue Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity

Balance at June 30, 2021	86,522,569	$46,850,710	$652,439	$414,128	$-	$(45,036,541)	$2,880,736

Share-based compensation	-	-	169,373	-	-	-	169,373
Net loss	-	-	-	-	-	(578,810)	(578,810)

Balance at September 30, 2021	91,422,569	$46,850,710	$821,812	$414,128	$-	$(45,615,351)	$2,471,299

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

Nine months ended September 30,	2022	2021

Cash flows from operating activities:
Net loss	$(1,649,986)	$(1,456,171)
Add back non-cash share-based compensation	336,107	537,019
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	14,678	(3,400)
Increase in accounts payable and accrued expenses	158,070	76,755
Increase in accounts payable and accrued expenses due to related parties	-	21
Net cash used in operating activities	(1,141,131)	(845,776)

Cash flows from financing activities:
Proceeds from sale of common stock	-	3,098,616
Share issuance costs	-	(36,370)
Net cash provided by financing activities	-	3,062,246

Effect of foreign currency translation	(47,363)	-

Net increase (decrease) in cash and cash equivalents	(1,188,494)	2,216,470
Cash and cash equivalents at beginning of period	2,208,451	490,190
Cash and cash equivalents at end of period	$1,019,957	$2,706,660

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

	$-	$-

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

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

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Oculus VisionTech Inc. (the “Company”) and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the roles and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. Although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2022 and December 31, 2021, and its results of operation for the nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Management has forecast the Company will have sufficient working capital to operate for the ensuing 12 months. As shown in the financial statements, the Company has incurred a loss of $1,649,986 for the nine-month period ended September 30, 2022 and, in addition the Company incurred losses of $1,986,665 and $2,772,484 for the years ended December 31, 2021 and 2020. As of September 30, 2022, the Company had an accumulated deficit of $47,795,831 and a working capital of $763,372. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Basis of consolidation

These condensed interim consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On November 4, 2022, the Board approved the condensed interim consolidated financial statements dated September 30, 2022.

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at September 30, 2022	Ownership Interest at December 31, 2021	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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

Research and development

Expenditure on research activities is recognized on the consolidated statement of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at September 30, 2022, it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the period ended September 30, 2022, this calculation proved to be anti-dilutive, and therefore the Company’s 5,415,000 ( September 30, 2021: 4,725,000) stock options and 17,400,000 ( September 30, 2021: 12,500,000) warrants were excluded from the calculation.

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

September 30, 2022 and 2021

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

September 30, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

Recently issued accounting pronouncements

The Company has reviewed new and revised accounting pronouncements that have been issued but are not yet effective. The Company does not expect any material impact from future accounting pronouncements.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2022	2021

Prepaid expenses	$13,572	$28,141
Tax Receivable – Canadian GST	9,582	9,691
	$23,154	$37,832

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2022	December 31, 2021

Accounts payable	$229,537	$61,836
Accrued fees and expenses	24,731	34,362
	$254,268	$96,198

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

6.	COMMON STOCK

The Company has one class of no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on September 30, 2022 and 91,422,569 on September 30, 2021, respectively. As of September 30, 2022, there were 5,175,000 common shares held in escrow.

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

During the period ended September 30, 2022, and year ended December 31, 2021, the Company adopted a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options.

During the period ended September 30, 2022, the Company:

i) granted 100,000 stock options to a consultant, exercisable into 100,000 shares at an exercise price of $0.80CAD and an expiry date of January 31, 2025. The options have a fair value of $54,600CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 119.10%; (ii) Term of 3 years; (iii) Discount rate of 1.24%; (iv) Dividend rate of Nil; and (v) market stock price of $0.78CAD. The options vest 20% every 6 months starting August 1, 2022. During the period ended September 30, 2022, the Company recorded $29,441CAD ($22,951) of share-based compensation relating to the vesting period.

During the year ended December 31, 2021, the Company:

i) granted 500,000 stock options to consultants, exercisable into 500,000 shares at an exercise price of $1.20CAD and an expiry date of January 29, 2024. The options have a fair value of $424,300CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125.00%; (ii) Term of 3 years; (iii) Discount rate of 0.14%; (iv) Dividend rate of Nil; and (v) market stock price of $1.18CAD. The options vest 20% every 6 months starting July 29, 2021. During the period ended September 30, 2021, the Company recorded $230,604CAD ($186,627) of share-based compensation relating to the vesting period. During the period ended September 30, 2022, the Company recorded $96,546CAD ($75,447) of share-based compensation relating to the vesting period.

ii) granted 375,000 stock options to consultants, exercisable into 375,000 shares at an exercise price of $0.80CAD and an expiry date of June 10, 2024. The options have a fair value of $211,700CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 120.80%; (ii) Term of 3 years; (iii) Discount rate of 0.25%; (iv) Dividend rate of Nil; and (v) market stock price of $0.80CAD. The options vest 20% every 6 months starting December 10, 2021. During the period ended September 30, 2021, the Company recorded $59,248CAD ($48,592) of share -based compensation relating to the vesting period. During the period ended September 30, 2022, the Company recorded $68,263CAD ($53,339) of share-based compensation relating to the vesting period.

iii) granted 590,000 stock options to consultants, exercisable into 590,000 shares at an exercise price of $0.60CAD and an expiry date of October 14, 2024. The options have a fair value of $219,100CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 119.89%; (ii) Term of 3 years; (iii) Discount rate of 0.63%; (iv) Dividend rate of Nil; and (v) market stock price of $0.54CAD. The options vest 20% every 6 months starting April 14, 2021. During the period ended September 30, 2021, the Company recorded $Nil of share -based compensation relating to the vesting period. During the period ended September 30, 2022, the Company recorded $109,175CAD ($85,319) of share-based compensation relating to the vesting period.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

During the year ended December 31, 2020, the Company:

i) granted 3,600,000 stock options to consultants, directors and officers exercisable into 3,600,000 shares at an exercise price of $0.35CAD and an expiry date of July 21, 2023. The options have a fair value of $909,900CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.27%; (iv) Dividend rate of Nil; and (v) market stock price of $0.35CAD. The options vest 20% every 6 months starting January 21, 2021. During the period ended September 30, 2021, the Company recorded $334,385CAD ($267,221) of stock-based compensation relating to the vesting period. During the period ended September 30, 2022, the Company recorded $111,672CAD ($87,346) of share-based compensation relating to the vesting period.

ii) granted 250,000 stock options to consultants, directors and officers exercisable into 250,000 shares at an exercise price of $0.45CAD and an expiry date of December 21, 2023. The options have a fair value of $75,800CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.02%; (iv) Dividend rate of Nil; and (v) market stock price of $0.425CAD. The options vest 20% every 6 months starting June 21, 2021. During the period ended September 30, 2021, the Company recorded $43,439CAD ($34,579) of stock-based compensation relating to the vesting period. During the period ended September 30, 2022, the Company recorded $14,974CAD ($11,705) of share-based compensation relating to the vesting period.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2020	3,850,000	$0.36	$3,363,000
Granted	1,465,000	0.86	-
Options outstanding, December 31, 2021	5,315,000	0.49	3,910,950
Granted	100,000	0.80	-
Options outstanding, September 30, 2022	5,415,000	$0.50	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at September 30, 2022.

Details of options outstanding as at September 30, 2022 are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$0.350	3,600,000	July 21, 2023	2,880,000	0.81
$0.450	250,000	December 21, 2023	150,000	1.22
$1.200	500,000	January 29, 2024	300,000	1.33
$0.800	375,000	June 10, 2024	150,000	1.70
$0.600	590,000	October 14, 2024	118,000	2.04
$0.80	100,000	January 31, 2025	20,000	2.34

	5,415,000		3,618,000

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2020	12,500,000	$0.001
Granted	4,900,000	1.00
Warrants outstanding, December 31, 2021 and September 30, 2022	17,400,000	$0.28

Details of warrants outstanding as at September 30, 2022 are as follows:

Exercise price			Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$1.00		(CAD)	4,900,000	April 19, 2023	4,900,000	0.55
$0.001	(1)	(USA)	12,500,000	June 4, 2025	-	2.68

			17,400,000		4,900,000

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) revenue sales projections per CTI’s 5-year proformas, or 2) listing on a major US exchange, or 3) change of control.

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative for the period ended September 30, 2022 and 2021 is as follows:

	2022	2021

Filing and regulatory fees	$34,280	$26,731
Marketing	73,053	31,374
Professional fees	67,882	102,870
Rent	28,809	29,857
Office and administration	106,963	128,300

	$310,987	$319,132

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development for the period ended September 30, 2022 and 2021 is as follows:

	2022	2021

Project management	$11,990	$108,000
Software development	677,035	403,629
Business development	99,636	43,000
Payroll	124,231	21,370

	$912,892	$575,999

11.	RELATED PARTIES

Related parties include the Board of Directors, officers, close family members and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Company defines its key management as the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company for the period ended September 30, 2022 and 2021 was as follows:

	2022	2021

Consulting	$90,000	$-
Selling general and administrative	65,742	51,468
Share-based compensation to directors and officers	40,761	124,703
	$196,503	$176,171

The Company for the period ended September 30, 2022 and 2021 reimbursed a related party $65,742 and $51,468, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $90,000 (2021 - $nil) of consulting fees accrued to a Company controlled by a director of the Company for the period ended September 30, 2022 and 2021. The Company also recorded share-based compensation of $40,761 (2021 - $124,703) for options vested to related parties during the period ended September 30, 2022 and 2021.

12.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $3,950 (CND). For the period ended September 30, 2022 and 2021 rent expense was $27,288 and $28,411, respectively.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2022 and 2021 were $nil.

Cost of Sales

The cost of sales for the nine-month period ended September 30, 2022 and 2021 were $nil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the period ended September 30, 2022.

We continue to develop and have begun to market the Forget-Me-Yes® (FMY) “Right-to-be-Forgotten” and “Right-to-Erase” data privacy platform. Administrative expenses have decreased/increased moderately as a result of insignificant fluctuations in general costs.

Nine-month period ended September 30, 2022

Selling, general and administrative expenses for the nine months ended September 30, 2022 decreased to $310,987 from $319,132 for the period ended September 30, 2021. We incurred decreased costs in 2022 due to decreased in general office expenditures, and professional fees.

Other components of selling, general and administrative expenses did not change significantly.

Three-month period ended September 30, 2022

Selling, general and administrative expenses for the three months ended September 30, 2022 increased to $116,163 from $113,607 for the period ended September 30, 2021. We incurred similar costs in 2022 general office expenditures as there were no significant changes in the operation.

Other components of selling, general and administrative expenses did not change significantly

Research and Development

Nine-month period ended September 30, 2022

Research and development costs for the nine months ended September 30, 2022, increased to $912,892 from $575,999 for the comparable period. We incurred increased costs in 2022 due to management’s decision to continue on-going development of the Forget-Me-Yes® (FMY) data privacy solution and initiated development of the new CTSS ComplyScan® (CS) backup compliance reporting tool, while evaluating the legacy C-DPS architecture, addressable market and potential future integration into CTSS.

Three-month period ended September 30, 2022

Research and development costs for the three months ended September 30, 2022, decreased to $283,269 from $295,830 for the comparable period. The decreased costs was due to less development consulting was required during the current period.

Net Losses

Nine-month period ended September 30, 2022

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for nine months ended September 30, 2022 was $1,649,986, compared with a net loss of $1,456,171 for the comparative period.

Three-month period ended September 30, 2022

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended September 30, 2022 was $524,699, compared with a net loss of $578,810 for the comparative period.

Liquidity and Capital Resources

At September 30, 2022, our cash position was $1,019,957, compared to $2,208,451 at December 31, 2021. We had a working capital of $763,372 and an accumulated deficit of $47,795,831 at September 30, 2022.

We have historically satisfied our capital needs primarily by issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2022, we have no off-balance sheet arrangements.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended September 30, 2022, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCULUS VISIONTECH INC.

November 4, 2022	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

November 4, 2022	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)