Form 10-K
period 2022-12-31
OCULUS VISIONTECH INC.
filed 2023-03-28
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.61 on June 30, 2021) was approximately $37.8 million.

The registrant had 91,422,469 shares of common stock outstanding as of March 28, 2023.

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

Exchange Rate for Canadian Dollar

The accounts for Oculus are maintained in Canadian dollars which is the Company's functional currency. All dollar amounts contained herein are expressed in U.S. dollars, except as otherwise indicated. As at March 28, 2023, the exchange rate for Canadian dollars/United States dollars based on the Bank of Canada closing rate was $1.00 (CAD) = $0.7297 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2022 and 2021.

	Years ended December 31,
	2022	2021
At End of Year	0.7383	0.7824
Average	0.7692	0.8043
High	0.8031	0.8306
Low	0.7217	0.7727

PART I

Item 1.	Description of Business

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

Strategic Plan

Our strategic plan is to first introduce the cloud-native Forget-Me-Yes® (FMY) data privacy SaaS platform under the AWS Web Services Cloud infrastructure on a monthly subscription basis for structured data. Initial release will include subscriber connections specific to Salesforce organizations with other connectors to be added over time, including but not limited to AWS RDS, Hubspot, Marketo, Shopify, and more. Additional connectors for Database-as-a-Service (DBaaS) providers for MySQL, NoSQL and SQL databases, for both structured and unstructured data, are also planned. Going forward, we plan to license FMY API microservices for integration with 3rd. party application partners, software providers and potential OEM’s. FMY’s cloud native enables it to be integrated and run under any on-premises, hybrid or alternative cloud infrastructure.

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

Our DPS technology ‘personalizes’ protected documents, based on their content, thereby creating a format invariant watermarking system. A document converted into a PDF document is encrypted before delivery, such that it cannot be opened without providing proper credentials. The result is that a document watermarking system can be offered as a cloud-based software service that can:

●	Protect - Accept any incoming document through a web portal, watermark it and return the watermarked document as a PDF document.
●	Authenticate - The "document authenticator" is also a cloud-based software service that can accept the watermarked document and validate the authenticity of the documents.

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

Products and Services

Our principal products are our new Forget-Me-Yes® (FMY) data privacy SaaS solution and CTSS data protection tools, along with our legacy Cloud-DPS solution.

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

FMY enables secure discovery and delete requests against multiple data sources, ensuring the data subject is never inadvertently “remembered.” FMY securely stores a single record of each data subject query request data to meet GDPR, LGPD and CCPA regulatory compliance. The open API-first design structure of FMY enables quick and seamless integration of future new US and global privacy law compliance regulations, along with the ability to be licensed for 3rd party application and platform integration.

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

Customers and Markets

OVTZ intends to capture a significant portion of the cloud data privacy software and cloud native data protection service revenues within the $64.5B 2022 worldwide data protection market through a variety of OVTZ-developed cloud-native software tools within a 5-year timeframe. Global regulatory enforcement of data privacy legislation issued fines are breaking records each year, are non-insurable losses, and create unparalleled brand damage. The worldwide 2022 FinTech market fines of $7B increased by 50% from the previous year. OVTZ helps global organizations and individuals cost-effectively manage data privacy compliance. Currently OVTZ has no customers for our products and services. We are taking steps to monetize our new cloud-native CTSS and FMY solutions, as well as the legacy Cloud-DPS technology in FY23.

Forget-Me-Yes® (FMY)

FMY potential addressable markets cover a wide variety of data governance, data management, data privacy and data protection segments.

●	Global Enterprise Governance, Risk and Compliance (eGRC) 2022 market size was valued at $33.5B with a 15.7% CAGR reaching over $61B by 2026 (Source: Research&Markets)
●

GDPR services market alone is projecting 26% CAGR with revenues at $1.65B in 2022, while the GDPR Data Governance market exclusively is projecting 22% CAGR with revenues to reach $6B by 2026 (Source: Markets&Markets)

●	Global Enterprise data management platform market size of $84B in 2022 is forecasting a 12% CAGR (Source: GrandviewResearch)
●	Global Regulatory Technology (RegTech) market size of $7.9B in 2022 is forecasting a 20.4% CAGR thru 2026 (Source: Technavio)
●	Data Privacy Management FY22 revenues were $2.3B and are expected grow 40% annually thru 2026 (Source: FortuneBusinessInsights)

Initial FMY target market segment and customers will be Salesforce CRM organizations. Salesforce FY22 revenues were $26.49B, up 23% from prior year, with FY23 revenue guidance to $32.1B. With over 150,000 partners and customers across every vertical market segment, Saleforce is the #1 CRM platform worldwide. Top-10 customers include Accenture, Amazon Web Services, American Express, American Red Cross, CapGemini, Canon, Deloitte, IBM, NBC Universal, L’Oreal Americas and Toyota. Our initial FMY beta release was validated by The Corrao Group, who is the #5th. ranked Salesforce consulting partner worldwide. Additional initial FMY targets will be cloud DevOps service providers seeking to reduce compliance risk and Database-as-a-Service (DBaaS) providers.

ComplyTrust® SaaS Suite (CTSS)

CTSS potential addressable market opportunities cover a wide range within the data management and data protection segments.

●	Worldwide public cloud service revenues were $544B in FY22, with a forecasted 21% growth in FY23 (Source: SynergyResearch)
●	Worldwide FY22 public cloud market shares were AWS-34%, Azure-21%, AliBab-5%, GCP-11%, Other-29% (Source: Statista)
●	Worldwide FY22 cloud data storage market was $83B, forecasted to be $376B by 2029 (Source: FortuneBusiness)
●	Worldwide FY22 public cloud revenue represents only 12.3% of overall IT FY22 spend of $4.4Trillion. (Source: Gartner)
●	Enterprise business FY22 workloads were 57% within public cloud and 43% in private cloud (Source: Gartner)
●	Worldwide data protection market FY22 revenues were $120B, with a forecasted 16.89% CAGR thru 2029 (Source: MMR)
●	Worldwide cloud backup and recovery market segment was $12B in 2022, driven by an $8B FY22 Disaster Recovery-as-a-Service (DRaaS) market, forecasting a 34% CAGR thru 2026. (Source: Gartner)

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

●	Worldwide digital signature and document services market has a forecasted growth of 20% Y/Y reaching $1.9B by 2023. (Source: Technavio)
●	DocuSign owns 76% of the worldwide digital document market, with their closest competitors Xink (12.6%), Adobe (3.2%), Nitro (2.4%) and SignNow (1.6%) marketshare. (Source: Datanyze)
●	Worldwide virtual data room market was $1.6B in FY22 forecasted to approach $4.3B by 2028 (Source: imarc)
●	Worldwide OTT content market revenues hit $1.6B in FY22 while losing 25-30% of revenues to content piracy (Source: Deloitte)
●	Worldwide automated content recognition market hit $4.6B in FY22 and is forecasted to reach $7.6B by 2026. (Source: Mordor)

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

Forget-Me-Yes® (FMY)

●

OneTrust > Founded in 2016, with over $125M in FY22 revenues and a valuation of $5.1B (private), OneTrust is the leader in both data privacy management market share and revenues. Average subscription cost ranges from $27./month - $500./month+.

●	TrustArc > Founded in 1997, with over $31.8M in FY22 revenue, acquired Nymity for their data privacy management platform. Average subscription cost is available by custom quotation only.

●	BigID > Founded in 2015, with over $75M in FY22 revenue and a $1.25B valuation. Average subscription cost is available by custom quotation only.

●	ControlCase > Founded in 2004, with over $32.5M in FY22 revenues, are primarily focused on credit card PCI-DSS compliance. Average subscription cost starts at $500.+/month.

●	Privitar > Founded in 2014, with $12.9M in FY22 revenues, are primarily focused on Average subscription cost is available by custom quotation only.

All above competitors have ISO/NIST and other regulatory compliant data management certifications.

ComplyTrust® SaaS Suite (CTSS)

●	Daegis/OpenText > Originally founded in 1980 and acquired by OpenText in 2015 posted $2.9B in FY22 revenues, is primarily focused on Enterprise information management and data governance solutions.

●	StoredIQ > Founded in 2001 and acquired by IBM in 2012, with estimated $360M in FY22 revenues, a component of IBM’s Cloud data storage services suite.

●	Tibco > Founded in 1997, posted $540M FY22 revenues, with primary focus on Enterprise data governance.

●	Varonis > Founded in 2005, with revenues of $460M in FY22, primary focus on data security.

Cloud-DPS

Document Management-specific competitors

●	Adobe Doc Cloud > Founded in 2006 with revenues of $3.3B in FY22, is a close contender as the e-signature market share leader.

●	Docusign > Founded in 2003 with revenues of $2.1B in FY22, shares the overall lead market share with Adobe.

●	HelloSign > Founded in 2010 and acquired by Dropbox in 2019, reported revenues of $7.2M in FY22, primarily focused on digital document storage.

●	MSB Docs > Founded in 2003 with estimated FY22 revenues of $16.2M, signed a partnership with AuthBridge in December 2020 to provide an AI-driven OCR digital document signature solution.

●	OneSpan > Founded in 1991, a member of the FIDO Alliance and a partnership with Salesforce, reported FY22 revenues of $201M, and is primarily focused in the financial document management market.

●	SignNow > Founded in 2011 with estimated FY22 revenues of $18.3M, are primarily focused in the Healthcare document management market.

Digital Watermark-specific competitors

●	Advestigo > Founded in 2002 with estimated revenues of $4.5M in FY22, is primarily focused on theraography technology for content-based fingerprinting.
●	Digify > Founded in 2011 with estimated FY22 revenues of $3.1M, is partnered with Samsung (SEPCO) and primarily focused on mobile application content management.
●	Digimarc > Founded in 1995 with $30M in FY22 revenues, is the leader in digital identity management for all forms of media. Digimarc has been acquired by Ipsos.
●	Ipsos > Founded in 2008, acquired IntraSonics in 202l, with estimated FY22 revenues of $2.1B, is primarily focused on digital audio watermarking.
●	Sivisoft > Founded in 1997 and after acquiring Wetstone Technologies in 2022, with estimated revenues of $5.5M, is focused in the cyber security/computer forensics market.

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

CTSS – ComplyScan® (CS)

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

Our fiscal 2022 research and development expenditures were $1,137,883.

Acquisition of ComplyTrust Inc. (formerly OCL Technologies Corp.)

On June 5th, 2020, the Company completed the acquisition of 100% of the shares of ComplyTrust Inc. (“CTI”), formerly OCL Technologies Corp. (“OCL”), www.ocltechnologies.com, a Delaware Corporation, with its head office located in the technology hub of San Diego, California. CTI is specifically focused on providing enterprise organizations and individuals with highly-secure data privacy tools that provide sustained and continuous global regulatory compliance of data subject rights, while independently protecting all parties. With the burgeoning growth of privacy regulation worldwide coupled with strict regulatory oversight, companies are dedicating significant resources to achieve and maintain compliance. In the past two years alone, initiatives such as the EU GDPR (General Data Protection Regulation effective May 25, 2018) as well as the CCPA (California Consumer Privacy Act passed June 28, 2018 and effective January 1, 2020) have mandated privacy rights and data protection for entities and individuals contemplated within their legislative frameworks. In addition to these, there are additional data privacy legislative initiatives on-going in Asia and both North and South America which will require data protection solutions. Oculus believes that the acquisition of CTI is a tremendous fit within its core objective of developing robust cutting-edge technologies that address focused customer data protection requirements on a global scale.

Consideration for the acquisition of CTI was 12,500,000 common shares of the Company and 12,500,000 share purchase warrants exercisable for a period of five years from date of issuance. The share purchase warrants are exercisable only upon specific performance criteria being met. Such criteria being 1) targeted revenue sales projections met, or 2) listing on a major US exchange, or 3) change of control as defined below:

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

ii.

the listing of the Company on any national securities exchange registered with the United States Securities and Exchange Commission under section 6 of the United States Securities Exchange Act of 1934, as amended, such as, but not limited to, the New York Stock Exchange, the NYSE American, and NASDAQ Stock Market; or

iii.

a Change of Control Event meaning, with reference to the Company: (a) the acquisition of a sufficient number of voting securities in the capital of the Company so that the acquirer (as referenced in the CTI Share Purchase Agreement dated for reference June 5, 2020) becomes entitled, directly or indirectly, to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company (provided that, prior to the acquisition, the acquirer was not entitled to exercise more than 50% of the voting rights attaching to the outstanding voting securities in the capital of the Company); (b) an occurrence when a majority of the directors elected at any annual or extraordinary general meeting of shareholders of the Company are not individuals nominated by the Company’s then-incumbent board; or (c) sale of one or more assets of the Company (but for certainty excludes sales made in the normal course of Business) after the Closing Date (as defined in the CTI Share Purchase Agreement) resulting in the collection of monetary sums that is collectively more than 50% of the Gross Revenue of the Company during the twelve (12) month period immediately preceding the Closing Date (as defined in the CTI Share Purchase Agreement).

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

Potential patent-pending technology encompassing the Forget-Me-Yes® data privacy architecture includes our hybrid Zero-Knowledge data security process along with proprietary query engine and automated re-query services processes.

In October 2020, trademark applications were made by OVTZ for both Forget-Me-Yes® and ComplyTrust® and was formally accepted and granted in November 2021. Additional trademark application for ComplyScan® was accepted and granted in June 2022.

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

Oculus' Website

Our website address is https://ovtz.com/. Information found on our website is not incorporated by reference into this annual report. We make available free of charge through our website our Securities and Exchange Commission ("SEC"), filings filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnish it to, the SEC through its website on EDGAR www.sec.gov/edgar/search-and-access. We will also make available all financial reports filed in accordance with United States generally accepted accounting principles ("US GAAP") on SEDAR through its website https://sedar.com/. We invite investors and interested parties to sign up for "Email Alerts" on our website to receive information such as press releases as they become available.

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

To date, we have not generated a profit or significant revenue from operations and in fact have incurred substantial losses. For the year ended December 31, 2022, we maintained $415,417 of working capital and sustained a net loss of $1,699,589 and had an accumulated deficit of $47,795,434.

Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We intend to fund operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management. As a result, we expect operating losses and negative cash flows to increase for the foreseeable future.

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

We expect that we will require approximately $3,000,000 to $5,000,000 in financing to expand the research and development, and marketing of ComplyTrust’s suite of products for 2023 and further financing thereafter. If our capital requirements vary materially from those currently planned, we may require additional financing. We have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to remain in business.

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

Our sales were $Nil in 2022 and 2021. We expect that a small number of customers will account for a substantial portion of our revenue in the foreseeable future. The inability to increase the number of customers could limit our ability to maintain or increase our market share or could cause revenue to drop quickly and unexpectedly.

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

TSX (Symbol “OVT”)
Period	High (CAD $)	Low (CAD $)
First Quarter 2021	2.80	0.485
Second Quarter 2021	1.08	0.44
Third Quarter 2021	0.80	0.50
Fourth Quarter 2021	1.30	0.52
First Quarter 2022	0.70	0.46
Second Quarter 2022	0.39	0.28
Third Quarter 2022	0.38	0.25
Fourth Quarter 2022	0.23	0.13

The following table shows the high and low prices of our common shares on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2021	1.63	0.369
Second Quarter 2021	0.90	0.36
Third Quarter 2021	0.725	0.363
Fourth Quarter 2021	1.08	0.374
First Quarter 2022	0.60	0.36
Second Quarter 2022	0.35	0.19
Third Quarter 2022	0.27	0.15
Fourth Quarter 2022	0.17	0.07

Transfer Agent

The Registrar and Transfer Agent for our shares of common stock is Computershare Trust Company of Canada located at 324 - 8th Avenue SW, Suite 800, Calgary, Alberta, T2P 2Z2.

Holders

As of March 28, 2023, there were 91,422,469 common shares outstanding, held by 1,285 shareholders of record. However, beneficial holders of the Company's common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is 1,285, the number of registered holders may not be representative of the number of beneficial owners.

Options

Details of options outstanding as at date of the report are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$0.350	3,600,000	July 21, 2023	2,880,000	0.55
$0.450	250,000	December 21, 2023	200,000	0.97
$1.200	500,000	January 29, 2024	300,000	1.08
$0.800	375,000	June 10, 2024	225,000	1.44
$0.600	590,000	October 14, 2024	236,000	1.79
$0.800	100,000	January 31, 2025	20,000	2.09

	5,415,000		3,861,000

Warrants

Details of warrants outstanding as at date of the report are as follows:

Exercise price		Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$1.00	(CAD)	4,900,000	April 19, 2023	4,900,000	0.30
$0.001	(1) (US)	12,500,000	June 4, 2025	-	2.43

		17,400,000		4,900,000

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) targeted revenue sales projections met, or 2) listing on a major US exchange, or 3) change of control.

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

Equity Compensation Plan Information

As at December 31, 2022 there were 9,142,257 securities authorized for issuance under the under the Company’s existing stock option plan dated effective August 28, 2020 (the “2021 Stock Option Plan”). Since the last financial year end of December 31, 2022, as at March 28, 2023, the following securities were authorized for issuance under the 2020 and 2021 Stock Option Plan:

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

Vesting Provisions

To vest as to 20% on the date that is six months from the date of grant, and a further 20% on each successive date that is six months from the date of the previous vesting in accordance with the conditions below:

All options will be considered vested if one of the following criteria are met by the Company:

i.	Meeting sales forecasts:

-	The greater of either the 20% vesting every six months or the pro rata percentage of revenue earned by the Company’s subsidiary, Comply Trust (“CTI”) in years 1, 2, 3

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

Performance Graph

The graph below matches Oculus VisionTech Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2500 index and the Dow Jones US Software index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2017 to 12/31/2022.

	12/17	12/18	12/19	12/20	12/21	12/22

Oculus VisionTech Inc.	100.00	119.58	179.37	612.86	1464.87	173.32
Russell 2500	100.00	90.00	114.99	137.98	163.06	133.11
Dow Jones US Software	100.00	117.53	171.47	251.46	334.86	224.57

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Begin:	12/31/2016
	Period End:	12/31/2022
Oculus Visiontech Inc
OVTZ

	Beginning

Date*	Transaction Type	Closing Price**	No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Tot. Return

31-Dec-16	Begin	0.161	256.41	-	-	-	256.410	100.00

31-Dec-17	Year End	0.067	256.41	-	-	-	256.410	41.28

31-Dec-18	Year End	0.080	256.41	-	-	-	256.410	17.15

31-Dec-19	Year End	0.120	256.41	-	-	-	256.410	20.51

31-Dec-20	Year End	0.410	256.41	-	-	-	256.410	30.77

31-Dec-21	Year End	0.980	256.41	-	-	-	256.410	30.77

31-Dec-22	Year End	0.145	256.41	-	-	-	256.410	30.77

* Specified ending dates or ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
*** 'Begin Shares' based on $100 investment.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Conditions and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Risk Factors’’ and elsewhere in this annual report on Form 10-K.

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

As more fully discussed below we have not been profitable, and our revenues for 2022 and 2021 were $Nil. We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, both for the remainder of fiscal 2021 and thereafter, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

For the Year Ended December 31, 2022

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the year ended December 31, 2022.  We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased/increased moderately as a result of insignificant fluctuations in general costs.

Selling, general and administrative expenses for the year ended December 31, 2022 decreased by $31,224 to $399,467 from $430,691 for the year ended December 31, 2021. This included professional expenses for the year ended December 31, 2022 which decreased to $104,801 from $133,134 for the comparable period in 2021. We incurred decreased costs in 2022 due to minimal corporate and filing activities during the fiscal year.

Research and development for the year ended December 31, 2022 increased to $1,137,883 from $818,269 for the comparable period in 2021. This was a result of the Company’s effort to improve the platform by conducting further research and development.

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

Research and Development

Research and development costs for the three months ended December 31, 2022, decreased to $224,991 from $239,270 for the comparable period in 2021. We incurred comparable costs in 2022 as the management maintain its decision in 2021, to develop CTSS (ComplyScan®) as well as the on-going development of our subsidiary’s Forget-Me-Yes® zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for fiscal 2022 was $1,649,589, compared with a net loss of $1,986,665 for fiscal 2021. Our total comprehensive loss for fiscal 2022 was $1,608,543, compared with a comprehensive loss of $1,992,855, which includes currency translation differences of $41,046.

Liquidity and Capital Resources

At December 31, 2022 our cash position was $687,602, a decrease from $2,208,451 at December 31, 2021. We had a working capital of $415,417 and an accumulated deficit of $47,795,434 at December 31, 2022.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of December 31, 2022, we had $687,602 in cash. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for the fiscal 2023 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

Assuming the aforementioned $3 million to $5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities. Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $3 million to $5 million for fiscal 2023. We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Statement of Cash Flows

The Company had cash and cash equivalents of $687,602 (2021 - $2,208,451) as of December 31, 2022.

The decrease in cash and cash equivalents during the year ended December 31, 2022 was primarily due to cash used in operating activities during the fiscal year.

Cash Flow used in Operating Activities

Cash and cash equivalents used in operating activities were $1,484,369 (2021 - $1,350,175) for the year ended December 31, 2022. Operating activities were affected by the change in non-cash working capital balances because of a increase in prepaid expense and other current assets of $2,441, a increase in accounts payable and accrued expenses of $180,387, and a increase in accounts payable and accrued expenses due to related parties of $Nil.

Cash Flow provided by Financing Activities

Cash provided by financing activities was $Nil (2021 - $3,062,246) for the year ended December 31, 2022 for the proceeds from sales of common stocks of $Nil (2021 - $3,098,616).

Off-Balance Sheet Arrangements

As of fiscal 2022 we have no off-balance sheet arrangements.

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

OCULUS VISIONTECH, INC AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

OCULUS VISIONTECH, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Oculus VisionTech Inc.

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oculus VisionTech Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $1,649,589 for the year ended December 31, 2022. As of December 31, 2022, the Company had an accumulated deficit of $47,795,434 and working capital of $415,417. These matters raise substantial doubt upon the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947  Davidson-co.com

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

March 28, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	December 31, 2022	December 31, 2021

ASSETS

Current Assets:
Cash and cash equivalents	$687,602	$2,208,451
Prepaid expenses and other current assets (Note 4)	30,238	37,832
Total Assets	$717,840	$2,246,283

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$276,585	$96,198
Accounts payable and accrued expenses - related parties	25,838	26,425
Total current liabilities	302,423	122,623

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 91,422,569	46,850,710	46,850,710
Additional paid-in capital	1,394,997	998,477
Commitment to issue shares	-	414,128
Accumulated other comprehensive income (loss)	(34,856)	6,190
Accumulated deficit	(47,795,434)	(46,145,845)
Stockholders' equity	415,417	2,123,660
Total Liabilities and Stockholders' Equity	$717,840	$2,246,283

The accompanying notes from an integral part of these consolidated financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US Dollars)

For the Years Ended December 31,	2022	2021

Expenses:
Consulting	$135,000	$24,021
Research and development (Note 10)	1,137,883	818,269
Selling, general and administrative (Note 9, 13)	399,467	430,691
Share-based compensation (Notes 7, 13)	396,520	713,684

Loss from operations	(2,068,870)	(1,986,665)
Interest income	5,153	-
Gain on reduction of commitment to issue shares (Note 6)	414,128	-

Net loss	(1,649,589)	(1,986,665)

Other comprehensive loss
Currency translation differences	41,046	(6,190)

Total comprehensive loss	$(1,608,543)	$(1,992,855)

Net loss per share – basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	89,968,723

The accompanying notes from an integral part of these consolidated financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)

	Common Stock and Additional Paid in Capital
	Shares	Amount	Additional Paid In Capital	Commitment to Issue Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2020	86,522,569	$43,788,464	$284,793	$414,128	$-	$(44,159,180)	$328,205

Sale of common stock	4,900,000	3,098,616	-	-	-	-	3,098,616
Share issuance costs – cash	-	(36,370)	-	-	-	-	(36,370)
Share-based compensation	-	-	713,684	-	-	-	713,684
Currency translation differences	-	-	-	-	6,190	-	6,190
Net loss	-	-	-	-	-	(1,986,665)	(1,986,665)

Balance at December 31, 2021	91,422,569	46,850,710	998,477	414,128	6,190	(46,145,845)	2,123,660

Share-based compensation	-	-	396,520	-	-	-	396,520
Reduction of commitment to issue shares	-	-	-	(414,128)	-	-	(414,128)
Currency translation differences	-	-	-	-	(41,046)	-	(41,046)
Net loss	-	-	-	-	-	(1,649,589)	(1,649,589)

Balance at December 31, 2022	91,422,569	$46,850,710	$1,394,997	$-	$(34,856)	$(47,795,434)	$415,417

The accompanying notes from an integral part of these consolidated financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Years ended December 31,	2022	2021

Cash flows from operating activities:
Net loss	$(1,649,589)	$(1,986,665)
Add back non-cash share-based compensation	396,520	713,684
Gain on reduction of commitment to issue shares	(414,128)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	2,441	(32,230)
Increase in accounts payable and accrued expenses	180,387	63,869
(Decrease) increase in accounts payable and accrued expenses due to related parties		(108,833)
Net cash used in operating activities	(1,484,369)	(1,350,175)

Cash flows from financing activities:
Proceeds from sale of common stock	-	3,098,616
Share issuance costs	-	(36,370)
Net cash provided by financing activities	-	3,062,246
	-	-

Cash flows from investing activity:
Interest received	5,153	-
Net cash provided by investing activity	5,153	-

Effect of foreign currency translation on cash	(41,633)	6,190

Net increase (decrease) in cash and cash equivalents	(1,520,849)	1,718,261
Cash and cash equivalents at beginning of year	2,208,451	490,190
Cash and cash equivalents at end of year	$687,602	$2,208,451

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

The accompanying notes from an integral part of these consolidated financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

1.	BASIS OF PRESENTATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of Oculus Visiontech Inc. (“Oculus”) and its wholly-owned subsidiary, ComplyTrust Inc. (“CTI”), (together “the Company”). All intercompany balances and transactions have been eliminated upon consolidation. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

The Company is a designer of digital watermarking services and solutions. At December 31, 2022 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

2.	GOING CONCERN

These consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $1,649,589 for the year ended December 31, 2022 and, in addition the Company incurred losses of $1,986,665 for the year ended December 31, 2021. As of December 31, 2022, the Company had an accumulated deficit of $47,795,434 and working capital of $415,417. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt upon the Company’s ability to continue as a going concern. The financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

There are many external factors that can adversely affect general workforces, economies and financial markets globally. Examples include, but are not limited to, the COVID-19 global pandemic and political conflict in other regions. It is not possible for the Company to predict the duration or magnitude of adverse results of such external factors and their effect on the Company’s business or ability to raise funds.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 28, 2023, the Board approved the consolidated financial statements dated December 31, 2022.

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at December 31, 2022	Ownership Interest at December 31, 2021	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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
●

share-based compensation and warrants issued in connection with private placements, using the fair value method. The Company uses the Black-Scholes option pricing model to determine the fair value of share-based compensation. This estimate also requires determining the most appropriate inputs to the valuation model. The main factor affecting the estimates of the fair value of stock options is the stock price, expected volatility used and the expected duration of the instrument. The Company currently estimates the expected volatility of its common shares based on historical stock price information. The Company recognizes the commitment to issue shares, based on the trading price at the date of the commitment on a percentage basis on the likelihood of the completion of the event.

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

Research and development

Expenditure on research activities is recognized on the consolidated statements of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at December 31, 2022, it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2022 and 2021, this calculation proved to be anti-dilutive, and therefore the Company’s 5,415,000 (2021: 5,315,000) stock options and 17,400,000 (2021: 17,400,000) warrants were excluded from the calculation.

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

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

Functional currency

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency. The functional currency of Oculus is the Canadian (“CAD” or “C”) dollar and the functional currency of CTI is the U.S. dollar.

In accordance with ASC 830, Foreign Currency Matters, for companies that have a functional currency other than the US dollar, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and comprehensive loss and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from CAD into U.S. dollars are recorded in shareholders' equity as part of accumulated other comprehensive (income) loss.

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

Recently adopted accounting pronouncements

The Company has reviewed new and revised accounting pronouncements that have been issued but are not yet effective. The Company does not expect any material impact from future accounting pronouncements.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2022	2021

Prepaid expenses	$28,028	$28,141
Tax Receivable – Canadian GST	2,210	9,691
	$30,238	$37,832

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021

Accounts payable	$224,716	$61,836
Accrued fees and expenses	51,869	34,362
	$276,585	$96,198

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on December 31, 2022 and 2021.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As of December 31, 2022, there were 1,875,000 common shares held in escrow.

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

During the year ended December 31, 2022, the Company wrote-off the commitment to issue shares of $414,128 due to the uncertainty in the Company meeting the required performance conditions.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

7.	STOCK OPTIONS

During the year ended December 31, 2022 and 2021, the Company adopted a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. All of the options granted vest 20% every six months.

However, all options will be considered vested if one of the following criteria are met by the Company:

i.	Meeting sales forecasts:

-	The greater of either the 20% vesting every six months or based on a pro rata percentage of revenue earned by the Company’s subsidiary.

ii.	the listing of the Company on any national securities exchange.

iii.	a Change of Control Event.

During the year ended December 31, 2022, the Company:

i) granted 100,000 stock options to a consultant, exercisable into 100,000 shares at an exercise price of $0.80CAD and an expiry date of January 31, 2025. The options have a fair value of $54,600CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 119.10%; (ii) Term of 3 years; (iii) Discount rate of 1.24%; (iv) Dividend rate of Nil; and (v) market stock price of $0.78CAD. The options vest 20% every 6 months starting August 1, 2022. During the year ended December 31, 2022, the Company recorded $36,511CAD ($28,162) of share-based compensation relating to the vesting period.

During the year ended December 31, 2021, the Company:

i) granted 500,000 stock options to consultants, exercisable into 500,000 shares at an exercise price of $1.20CAD and an expiry date of January 29, 2024. The options have a fair value of $424,300CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125.00%; (ii) Term of 3 years; (iii) Discount rate of 0.14%; (iv) Dividend rate of Nil; and (v) market stock price of $1.18CAD. The options vest 20% every 6 months starting July 29, 2021. During the year ended December 31, 2021, the Company recorded $285,557CAD ($230,215) of share-based compensation relating to the vesting period. During the year ended December 31, 2022, the Company recorded $115,811CAD ($89,648) of share-based compensation relating to the vesting period.

ii) granted 375,000 stock options to consultants, exercisable into 375,000 shares at an exercise price of $0.80CAD and an expiry date of June 10, 2024. The options have a fair value of $211,700CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 120.80%; (ii) Term of 3 years; (iii) Discount rate of 0.25%; (iv) Dividend rate of Nil; and (v) market stock price of $0.80CAD. The options vest 20% every 6 months starting December 10, 2021. During the period ended September 30, 2021, the Company recorded $101,058CAD ($83,342) of share -based compensation relating to the vesting period. During the year ended December 31, 2022, the Company recorded $83,351CAD ($64,460) of share-based compensation relating to the vesting period.

iii) granted 590,000 stock options to consultants, exercisable into 590,000 shares at an exercise price of $0.60CAD and an expiry date of October 14, 2024. The options have a fair value of $219,100CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 119.89%; (ii) Term of 3 years; (iii) Discount rate of 0.63%; (iv) Dividend rate of Nil; and (v) market stock price of $0.54CAD. The options vest 20% every 6 months starting April 14, 2021. During the year ended December 31, 2021, the Company recorded $42,819CAD ($33,964) of share -based compensation relating to the vesting period. During the year ended December 31, 2022, the Company recorded $128,164AD ($99,315) of share-based compensation relating to the vesting period.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

During the year ended December 31, 2020, the Company:

i) granted 3,600,000 stock options to consultants, directors and officers exercisable into 3,600,000 shares at an exercise price of $0.35CAD and an expiry date of July 21, 2023. The options have a fair value of $909,900CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.27%; (iv) Dividend rate of Nil; and (v) market stock price of $0.35CAD. The options vest 20% every 6 months starting January 21, 2021. During the year ended December 31, 2021, the Company recorded $406,133CAD ($324,132) of stock-based compensation relating to the vesting period. During the year ended December 31, 2022, the Company recorded $129,990CAD ($100,848) of share-based compensation relating to the vesting period.

ii) granted 250,000 stock options to consultants, directors and officers exercisable into 250,000 shares at an exercise price of $0.45CAD and an expiry date of December 21, 2023. The options have a fair value of $75,800CAD, calculated using the Black-Scholes option pricing model using the following inputs (i) Volatility of 125%; (ii) Term of 3 years; (iii) Discount rate of 0.02%; (iv) Dividend rate of Nil; and (v) market stock price of $0.425CAD. The options vest 20% every 6 months starting June 21, 2021. During the year ended December 31, 2021, the Company recorded $52,835CAD ($42,031) of stock-based compensation relating to the vesting period. During the year ended December 31, 2022, the Company recorded $18,207CAD ($14,087) of share-based compensation relating to the vesting period.

The changes in options are as follows:

	Number of options	Weighted average exercise price (CAD)	Aggregate Intrinsic Value

Options outstanding, December 31, 2020	3,850,000	$0.36	$3,363,000
Granted	1,465,000	0.86	-
Options outstanding, December 31, 2021	5,315,000	0.49	3,910,950
Granted	100,000	0.80	-
Options outstanding, December 31, 2022	5,415,000	$0.50	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2022.

Details of options outstanding as at December 31, 2022 are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$0.350	3,600,000	July 21, 2023	2,880,000	0.55
$0.450	250,000	December 21, 2023	200,000	0.97
$1.200	500,000	January 29, 2024	300,000	1.08
$0.800	375,000	June 10, 2024	225,000	1.44
$0.600	590,000	October 14, 2024	236,000	1.79
$0.800	100,000	January 31, 2025	20,000	2.09

	5,415,000		3,861,000

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	December 31, 2022	December 31, 2021

Risk-free interest rate	1.24%	0.37%
Exercise price (CAD)	$0.80	$0.86
Expected life of options (in years)	3.00	3.00
Expected annualized volatility	119.10%	121.87%
Fair value of options granted (CAD)	$0.55	$0.58
Expected dividend rate	-	-

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price (CAD)	Aggregate Intrinsic Value

Warrants outstanding, December 31, 2020	12,500,000	$0.001	$-
Granted	4,900,000	1.00	-
Warrants outstanding, December 31, 2022 and 2021	17,400,000	$0.28	$-

Details of warrants outstanding as at December 31, 2022 are as follows:

Exercise price		Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$1.00	(CAD)	4,900,000	April 19, 2023	4,900,000	0.30
$0.001	(1) (USA)	12,500,000	June 4, 2025	-	2.43

		17,400,000		4,900,000

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) targeted revenue sales projections met, or 2) listing on a major US exchange, or 3) change of control.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative for the year ended December 31, 2022 and 2021 is as follows:

	2022	2021

Filing and regulatory fees	$40,158	$38,396
Marketing	76,459	41,374
Professional fees	104,801	133,134
Rent	38,922	39,134
Office and administration	139,127	178,653

	$399,467	$430,691

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development for the year ended December 31, 2022 and 2021 is as follows:

	2022	2021

Project management	$11,990	$144,000
Software development	820,996	585,953
Business development	133,588	60,533
Payroll	171,309	27,783

	$1,137,883	$818,269

11.	FINANCIAL INSTRUMENTS AND RISKS

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values. The three levels of the fair value hierarchy are described below.

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 – inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and

Level 3 - inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Fair value of financial instruments

The Company has various financial instruments including cash, receivables, accounts payable and accrued liabilities and a loan payable. The carrying values of receivables, accounts payable and accrued liabilities, and loan payable approximate their fair values due to the short-term nature of these financial instruments.

Cash is carried at a level 1 fair value measurement.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

The Company is exposed to credit risk only with respect to uncertainties as to timing and amount of collectability of receivables. The Company believes its credit risk is low because a portion of receivables are comprised of goods and services tax (GST) and other government refunds, which is recoverable from the governing body in Canada. Management does not believe the receivables are impaired. The Company doesn’t believe there is significant credit risk associated with cash as these amounts are held with major Canadian banks.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at December 31, 2021, the Company had a cash balance of $687,602 (2021 – $2,208,451) to settle current liabilities of $302,423 (2021 – $122,623). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at December 31, 2022 and 2021, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in Norway, and the United States would change foreign exchange gain or loss by an insignificant amount.

12.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	December 31, 2022	December 31, 2021

Loss before taxes for the year	$(1,649,589)	$(1,986,665)

Expected income tax (recovery)	$(461,000)	$(417,000)
Effect of change in tax rates	37,000	(64,000)
Permanent differences	(5,000)	150,000
Adjustment to prior years provision	(5,000)	2,147,000
Change in unrecognized deductible temporary	434,000	(1,816,000)

Total income taxes	$-	$-

Current income tax	$-	$-
Deferred tax recovery	$-	$-

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	December 31, 2022	December 31, 2021

Non-capital losses	$5,445,227	$5,010,903

	$5,445,227	$5,010,903
Unrecognized deferred tax assets	(5,445,227)	(5,010,903)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2022	Expiry Date Range			2021	Expiry Date Range
Temporary Differences
Non-capital losses available for future periods	$25,155,000	2026	to	2041	$23,473,000	2026	to	2041
Canada	$18,334,000	2023	to	2037	$18,334,000	2023	to	2037
USA	$6,821,000	No expiry date			$5,139,000	No expiry date

13.	RELATED PARTIES

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

The Company defines its key management as the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company was as follows:

	Year ended December 31,
	2022	2021

Selling general and administrative	$215,331	$124,972
Share-based compensation to directors and officers	47,062	151,261
	$262,393	$276,233

The Company for the years ended December 31, 2022 and 2021 reimbursed a related party $215,331 and $124,972 , respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company also recorded share-based compensation of $47,062 (2021 - $151,261) for options vested to related parties during the years ended December 31, 2022 and 2021. The Company incurred no expenses from a related party for research and development for the years ended December 31, 2022 and 2021.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

14.	OPERATING LEASES

The Company has one operating leases with unrelated third parties for office space at the Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $3,950 (CND). For the years ended December 31, 2022 and 2021 rent expense was $36,894 and $36,340, respectively.

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

Item 9B.	Other Information

Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Our current directors and executive officers and their respective ages as of March 28, 2023, are as follows:

Name and Province or State and Country of Residence	Age	Position	Period of Service
Rowland Perkins Alberta, Canada	70	Director, President and Chief Executive Officer	Since 2005
Anton J. Drescher [1] British Columbia, Canada	66	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Fabrice Helliker, Broadstone, UK	55	Director	Since 2020
Maurice Loverso [1] Quebec, Canada	62	Director	Since 2003
Tom Perovic Ontario, Canada	70	Director	Since 2011
Ron Wages [1] North Carolina, USA	60	Director	Since 2011

Note:

1	Member of audit committee.

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

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been a Chartered Professional Accountant, Certified Management Accountant since 1981. He is currently involved with several public companies including as: a director (since 1991) of International Tower Hill Mines Ltd., a public mining company listed on the TSX and the NYSE-MKT; a director (since 1996) and Chief Financial Officer (since 2012) of Xiana Mining Inc., a public mineral exploration company listed on the TSXV/NEX; a director (since 2007) and the Chief Financial Officer of Oculus VisionTech Inc., a public company involved in watermarking of film and data listed on the TSXV and the OTC Bulletin Board; a director (since 2014) of CENTR Brands Corp., a public company listed on the CSE; a former director (since 2020 -2023) of Zeb Nickle Corp. (formerly Blue Rhino Capital Corp.), a public company listed on the TSXV; a former director (2020-2021) of Lamaska Capital Corp., a public company listed on the TSXV. Mr. Drescher is also the President (since 1979) of Westpoint Management Consultants Limited, a private company engaged in tax and accounting consulting for business reorganizations, and the President (since 1998) of Harbour Pacific Capital Corp., a private company involved in regulatory filings for businesses in Canada.

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

Significant Employees

There are no significant employees of the Company other than our executive officers, however, our subsidiary, ComplyTrust Inc. (“CTI”), formerly OCL Technologies Corp. (“OCL”), entered into an employment contract with Mike Johnson (age 65), who is the co-founder, President and a director of CTI, effective February 1, 2022, whereby Mr. Johnson provides product manager services for product development based on proprietary ideas developed by CTI. The term of the employment contract ends on January 31, 2023, or upon a mutually agreed upon date, agreed to in writing by CTI and Mr. Johnson. Mr. Johnson was a director and officer of CTI from June 12, 2020 to January 31, 2023. From March 2017 to February 2020, Mr. Johnson was a Business Development Director with the Archival Solutions Division at Sony Electronics where he provided clarity and thought-leadership for introduction of PetaByte-class enterprise storage solutions to the autonomous vehicle/IoT, big data and high-performance compute markets worldwide. Mr. Johnson obtained and undergraduate degree in Audio Engineering from SoundMaster Institute located in Hollywood, California in 1980, and obtained undergraduate degrees in Business and Computer Science from Fullerton College located in Fullerton, California in 1984. Subsequent to Mr. Johnson’s resignation, Anton J. Drescher will act as the interim President and CEO while the Company initiates plans to build out a new CTI executive leadership team focused on continued software development, new customers acquisition and revenue generation.

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

The Audit Committee meets with our independent auditors at least quarterly to discuss the results of the annual audit or interim periodic reviews and to review the financial statements; appoints the independent auditors to be retained; oversees the independence of the independent accountants; evaluates the independent auditors’ performance; approves fees paid to independent auditors and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met informally by telephone conference during fiscal 2022.

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

Compensation Committee

At present, the company does not have a formal Compensation Committee. All compensation is controlled, managed, and reviewed by the company Board of Directors. As of December 31, 2022, company executives or directors received no compensation for services rendered other than granted stock options.

Item 11.	Executive Compensation

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers for the last three completed fiscal years , whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers").

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)1	LTIP Payouts	All Other Compen- sation

Drescher,	2022	-0-	-0-	135,000	-0-	-0-	-0-	-0-
Anton	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO	2020	-0-	-0-	-0-	-0-	630,000	-0-	-0-

Perkins,	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rowland	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2022 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values

			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End December 31, 2022			Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)1	Value Realized ($)	Exercisable/ Unexercisable			Exercisable/ Unexercisable
Drescher, Anton	630,000	-0-	252,000	/	630,000	173,853	/	260,780
Perkins, Rowland	210,000	-0-	84,000	/	210,000	57,951	/	86,927

1The additional terms and conditions attached to the Option represented by this Option Commitment are as follows:

1.	The Options will not be exercisable unless and until they have vested and then only to the extent that they have vested. The Options will vest in accordance with the following:

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

Compensation of Directors

Directors receive no compensation for their service as such.

The following table sets forth compensation awarded to, earned by or paid to Oculus's directors for the last three completed fiscal years.

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)1	LTIP Payouts	All Other Compen- sation

Loverso,	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Maurice	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-

Pervic,	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tom	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-

Wages	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-

Helliker	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fabrice	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2020	-0-	-0-	-0-	-0-	210,000	-0-	-0-

The following table sets forth certain information concerning exercises of stock options by directors during the year ended December 31, 2022 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End December 31, 2022			Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)1	Value Realized ($)	Exercisable/ Unexercisable			Exercisable/ Unexercisable
Loverso, Maurice	210,000	-0-	168,000	/	42,000	-0-	/	-0-
Pervic, Tom	210,000	-0-	168,000	/	42,000	-0-	/	-0-
Wages, Ron	210,000	-0-	168,000	/	42,000	-0-	/	-0-
Helliker, Fabrice	210,000	-0-	168,000	/	42,000	-0-	/	-0-

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2023, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock; and

●	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 91,422,469 shares of common stock outstanding as of March 28, 2023.

For the purposes of the information provided below, Common Shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2022, when there were deemed to be 91,422,469 shares of common stock (“Common Shares”) of the Company outstanding and beneficially owned by the stockholders for the purpose of computing the number of Common Shares and percentage ownership of each holder are reported below, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

The Company for the years ended December 31, 2022 and 2021 reimbursed a related party $215,331 and $124,972 , respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company also recorded share-based compensation of $47,062 (2021 - $151,261) for options vested to related parties during the years ended December 31, 2022 and 2021. The Company incurred no expenses from a related party for research and development for the years ended December 31, 2022 and 2021.

Item 14.	Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Davidson and Company LLP, for the audit of our annual financial statements for the years ended December 31, 2022 and 2021.

Year ended December 31	2022	2021
Audit fees	$22,400	$23,000
Audit-related fees	-	-
Tax fees	8,500	8,000
All other fees	-	-
Total	$30,900	$31,000

The Audit Committee reviews all audit and non-audit related fees at least annually. The Audit Committee pre-approved all audit and non-audit related services in fiscal 2022 and 2021.

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

OCULUS VISIONTECH, INC.

Dated: March 28, 2023	By: /s/ Rowland Perkins Rowland Perkins Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rowland Perkins	Chief Executive Officer (Principal Executive Officer), Director	March 28, 2023
Rowland Perkins

/s/ Anton J. Drescher	Chief Financial Officer, (Principal financial officer and principal accounting officer), Director	March 28, 2023
Anton J. Drescher

/s/ Maurice Loverso	Director	March 28, 2023
Maurice Loverso

/s/ Tom Perovic	Director	March 28, 2023
Tom Perovic

/s/ Ron Wages	Director	March 28, 2023
Ron Wages

/s/ Fabrice Helliker	Director	March 28, 2023
Fabrice Helliker