Form 10-Q
period 2023-03-31
OCULUS VISIONTECH INC.
filed 2023-05-09
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As at May 9, 2023, there were 91,422,469 shares of the registrant’s common stock outstanding

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	31-Mar		December 31,
	2023		2022

ASSETS

Current Assets:
Cash and cash equivalents	$529,692		$687,602
Prepaid expenses and other current assets	13,728		30,238
Total Assets	$543,420		$717,840

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$302,206	#	$276,585
Accounts payable and accrued expenses - related parties	25,841		25,838
Total current liabilities	328,047		302,423

Commitments and Contingencies	-		-

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 at December 31,2022 and March 31,2023	46,850,710		46,850,710
Additional paid-in capital	1,431,171		1,394,997
Accumulated other comprehensive income (loss)	(36,015)		(34,856)
Accumulated deficit	(48,030,493)		(47,795,434)
Stockholders' equity	215,373		415,417
Total Liabilities and Stockholders' Equity	$543,420		$717,840

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2023	2022
Revenue	$-	$-

Expenses:
Consulting	45,000	-
Research and development	84,203	345,463
Selling, general and administrative (Note 8)	72,777	96,253
Stock-based compensation (Note 7)	36,174	139,648

Total expenses	(238,154)	(581,364)

Interest income	3,095	-
Net loss	(235,059)	(581,364)

Other comprehensive loss
Currency translation differences	(1,159)	(4,022)

	(1,159)	(4,022)

Total comprehensive loss	$(236,218)	$(585,386)

Net loss per share - basic and diluted	$(.00)	$(.01)
Weighted-average number of common shares outstanding - basic and diluted	91,422,569	91,422,569

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Stated in US Dollars)

(Unaudited)

	Common Stock
	Shares	Amount	Contribution Surplus	Commitment to Issue Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2022	91,422,569	$46,850,710	$1,394,997	$-	$(34,856)	$(47,795,434)	$415,417

Share-based compensation	-	-	36,174	-	-	-	36,174
Currency translation differences	-	-	-	-	(1,159)	-	(1,159)
Net loss	-	-	-	-	-	(235,059)	(235,059)

Balance at March 31, 2023	91,422,569	$46,850,710	$1,431,171	$-	$(36,015)	$(48,030,493)	$215,373

	Common Stock
	Shares	Amount	Contribution Surplus	Commitment to Issue Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2021	91,422,569	$46,850,710	$998,477	$414,128	$6,190	$(46,145,845)	$2,123,660

Share-based compensation	-	-	139,648	-	-	-	139,648
Currency translation differences	-	-	-	-	(4,022)	-	(4,022)
Net loss	-	-	-	-	-	(581,364)	(581,364)

Balance at March 31, 2022	91,422,569	$46,850,710	$1,138,125	$414,128	$2,168	$(46,727,209)	$1,677,922

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Three months ended March 31,	2023	2022

Cash flows from operating activities:
Net loss	$(235,059)	$(581,364)
Add back non-cash share-based compensation	36,174	139,648
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	16,510	13,544
Increase (decrease) in accounts payable and accrued expenses	25,624	23,001
Increase (decrease) in accounts payable and accrued expenses due to related parties	-	1,616

Net cash used in operating activities	(156,751)	(403,555)

Effect of foreign currency translation	(1,159)	(4,022)

Net increase in cash and cash equivalents	(157,910)	(407,577)

Cash and cash equivalents at beginning of period	687,602	2,208,451

Cash and cash equivalents at end of period	$529,692	$1,800,874

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

	$-	$-

There were no non-cash financing activities for the periods presented.

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The condensed interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the roles and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. Although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2023 and December 31, 2022, and its results of operation for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022

2.	GOING CONCERN

These condensed interim consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $235,059 for the three months ended March 31, 2023 and, in addition the Company incurred losses of $1,649,589 for the year ended December 31, 2022. As of March 31, 2023, the Company had an accumulated deficit of $48,030,493 and working capital of $215,373. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt upon the Company’s ability to continue as a going concern. The financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

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

Basis of consolidation

These condensed interim consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On May 9, 2023, the Board approved the condensed interim consolidated financial statements dated March 31, 2023.

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(Stated in US Dollars)

(Unaudited)

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at March 31, 2023	Ownership Interest at December 31, 2022	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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

Research and development

Expenditures on research activities is recognized on the consolidated statement of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at March 31, 2023 , it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the period ended March 31, 2023, this calculation proved to be anti-dilutive, and therefore the Company’s 5,415,000 ( December 31, 2022: 5,415,000) stock options and 17,400,000 ( December 31, 2022: 17,400,000) warrants were excluded from the calculation.

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

March 31, 2023 and 2022

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

March 31, 2023 and 2022

(Stated in US Dollars)

(Unaudited)

Recently issued accounting pronouncements

The Company has reviewed new and revised accounting pronouncements that have been issued but are not yet effective. The Company does not expect any material impact from future accounting pronouncements.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2023	2022

Prepaid expenses	$12,076	$28,028
Tax Receivable – Canadian GST	1,652	2,210
	$13,728	$30,238

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2023	December 31, 2022

Accounts payable	$265,114	$224,716
Accrued fees and expenses	37,092	51,869
	$302,206	$276,585

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on March 31, 2023 and December 31, 2022.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As of March 31, 2023, there were 1,875,000 common shares held in escrow.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(Stated in US Dollars)

(Unaudited)

7.	STOCK OPTIONS

During the period ended March 31, 2023 and year ended December 31, 2022, the Company had a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. All of the options granted vest 20% every six months.

However, all options will be considered vested if one of the following criteria are met by the Company:

i.	Meeting sales forecasts:

	-	The greater of either the 20% vesting every six months or based on a pro rata percentage of revenue earned by the Company’s subsidiary.

ii.	the listing of the Company on any national securities exchange.

iii.	a Change of Control Event.

During the period ended March 31, 2023, the Company did not grant any stock options and recorded $36,174 share-based compensation for vested portion that were previously granted.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2021	5,315,000	$0.49	$-
Granted	100,000	0.80	-
Options outstanding, December 31, 2022 and March 31, 2023	5,415,000	$0.50	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at March 31, 2023.

Details of options outstanding as at March 31, 2023 are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$0.350	3,600,000	July 21, 2023	3,600,000	0.31
$0.450	250,000	December 21, 2023	200,000	0.73
$1.200	500,000	January 29, 2024	400,000	0.83
$0.800	375,000	June 10, 2024	225,000	1.20
$0.600	590,000	October 14, 2024	236,000	1.54
$0.800	100,000	January 31, 2025	40,000	1.84

	5,415,000		4,701,000

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(Stated in US Dollars)

(Unaudited)

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2021, December 31, 2022 and March 31, 2023	17,400,000	$0.28

Details of warrants outstanding as at March 31, 2023 are as follows:

Exercise price			Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$1.00		(CAD)	4,900,000	April 19, 2023(2)	4,900,000	0.05
$0.001	(1)	(USA)	12,500,000	June 4, 2025	-	2.18

			17,400,000		4,900,000

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) revenue sales projections per CTI’s 5-year proformas, or 2) listing on a major US exchange, or 3) change of control.

(2)	Expired subsequent to March 31, 2023

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative for the period ended March 31, 2023 and 2022 is as follows:

	2023	2022

Filing and regulatory fees	$12,577	$22,447
Marketing	-	37,965
Professional fees	14,091	6,225
Rent	10,813	9,381
Office and administration	35,296	20,235

	$72,777	$96,253

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(Stated in US Dollars)

(Unaudited)

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development for the period ended March 31, 2023 and 2022 is as follows:

	2023	2022

Project management	$84,203	$11,990
Software development	49,765	269,250
Business development	3,952	32,451
Payroll	30,486	31,772

	$84,203	$345,463

11.	RELATED PARTIES

Related parties include the Board of Directors, officers, close family members and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Company defines its key management as the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company for the period ended March 31, 2023 and 2022 was as follows:

	2023	2022

Consulting	$45,000	$-
Selling general and administrative	15,369	27,493
Share-based compensation to directors and officers	1,442	17,431
	$61,811	$44,924

The Company for the period ended March 31, 2023 and 2022 reimbursed a related party $15,369 and $27,493, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company also recorded share-based compensation of $1,442 (2022 - $17,431) for options vested to related parties during the period ended March 31, 2023 and 2022.

12.	FINANCIAL INSTRUMENTS AND RISKS

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Stated in US Dollars)

Fair value of financial instruments

The Company has various financial instruments including cash and cash equivalents, accounts payable and accrued expenses, and accounts payable and accrued expenses – related parties. The carrying values of accounts payable and accrued expenses and accounts payable and accrued expenses – related parties approximate their fair values due to the short-term nature of these financial instruments.

Cash and cash equivalents is carried at a level 1 fair value measurement.

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

The Company is exposed to credit risk only with respect to uncertainties as to timing and amount of collectability of receivables. The Company believes its credit risk is low because receivables is comprised of goods and services tax (GST) which is recoverable from the governing body in Canada. Management does not believe the receivables are impaired. The Company doesn’t believe there is significant credit risk associated with cash as these amounts are held with major Canadian banks.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at March 31, 2023, the Company had a cash and cash equivalents balance of $529,692 ( December 31, 2022 – $687,602) to settle current liabilities of $328,047 ( December 31, 2022 – $302,423). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at March 31, 2023 and December 31, 2022, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in the United States would change foreign exchange gain or loss by an insignificant amount.

13.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $3,950 (CND). For the period ended March 31, 2023 and 2022 rent expense was $10,305 and $8,874, respectively.

14.	SEGMENTED INFORMATION

The Company currently operates in a single reportable operating segment. All of the Company’s assets and expenditures are located in Canada and United States.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES (AND ESTIMATES)

In preparing its consolidated financials statement, the Company follows GAAP, which is described in Note 3, Summary of Significant Accounting Policies, to the Company’s December 31, 2022 Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K. The application of these principles requires significant judgements or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financials information disclosures. Except as noted in Note 3, Summary of Significant Accounting Policies, of the Company’s financials statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2022.

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2023 and 2022 were $nil.

Cost of Sales

The cost of sales for the three-month period ended March 31, 2023 and 2022 were $nil.

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

Selling, general and administrative expenses for the period ended March 31, 2023 decreased to $72,777 from $96,253 for the period ended March 31, 2022. We incurred decreased costs during the period due to minimal corporate and filing activities during the fiscal year.

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

Research and Development

Research and development for the period ended March 31, 2023 decreased to $84,203 from $345,463 for the comparable period in 2023. This was a result of the Company’s effort to reduce costs due to the minimal activity during the period. We incurred comparable costs in 2022 as the management maintain its decision in 2021, to develop CTSS (ComplyScan®) as well as the on-going development of our subsidiary’s Forget-Me-Yes® zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended March 31, 2023 was $235,059, compared with a net loss of $581,364 for the comparative period. Our total comprehensive loss for the three months ended March 31, 2023 was $236,218, compared with a comprehensive loss of $558,386, which includes currency translation differences of $1,159.

Liquidity and Capital Resources

At March 31, 2023 our cash and cash equivalents position was $529,692, a decrease from $687,602 at December 31, 2022. We had a working capital of $215,373 and an accumulated deficit of $48,030,493 at March 31, 2023.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of March 31, 2023, we had $529,692 in cash and cash equivalents. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for the fiscal 2023 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2023, we have no off-balance sheet arrangements.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended March 31, 2023, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2022 filed with the SEC on March 28, 2023. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

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

OCULUS VISIONTECH INC.

May 9, 2023	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

May 9, 2023	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)