Form 10-Q
period 2023-06-30
OCULUS VISIONTECH INC.
filed 2023-08-10
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As at August 10, 2023, there were 91,422,569 shares of the registrant’s common stock outstanding

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS

Current Assets:
Cash and cash equivalents	$333,937	$687,602
Prepaid expenses and other current assets (Note 4)	8,820	30,238
Total Assets	$342,757	$717,840

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$195,108	$276,585
Accounts payable and accrued expenses - related parties	26,394	25,838
Total current liabilities	221,502	302,423

Stockholders' Equity:
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569	46,850,710	46,850,710
Additional paid in capital	1,456,010	1,394,997
Accumulated other comprehensive loss	(34,720)	(34,856)
Accumulated deficit	(48,150,745)	(47,795,434)
Stockholders' equity	121,255	415,417
Total Liabilities and Stockholders' Equity	$342,757	$717,840

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US Dollars) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Expenses:
Consulting (Note 11)	$45,000	$45,000	$90,000	$45,000
Research and development (Note 10)	4,734	284,160	88,937	629,623
Selling, general and administrative (Notes 9 and 11)	48,870	98,571	121,647	194,824
Stock-based compensation (Notes 7 and 11)	24,839	116,192	61,013	255,840

Loss from operations	(123,443)	(543,923)	(361,597)	(1,125,287)
Interest income	3,191	-	6,286	-

Net loss	(120,252)	(543,923)	(355,311)	(1,125,287)

Other comprehensive loss
Currency translation differences	1,295	(19,862)	136	(23,884)

Total comprehensive loss	$(118,957)	$(563,785)	$(355,175)	$(1,149,171)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569	91,422,569	91,422,569

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Stated in US Dollars) (Unaudited)

Six Month Period Ended June 30, 2023

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2022	91,422,569	$46,850,710	$1,394,997	$(34,856)	$(47,795,434)	$415,417

Share-based compensation	-	-	61,013	-	-	61,013
Currency translation differences	-	-	-	136	-	136
Net loss	-	-	-	-	(355,311)	(355,311)

Balance at June 30, 2023	91,422,569	$46,850,710	$1,456,010	$(34,720)	$(48,150,745)	$121,255

Three Month Period Ended June 30, 2023

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balance at March 31, 2023	91,422,569	$46,850,710	$1,431,171	$(36,015)	$(48,030,493)	$215,373

Share-based compensation	-	-	24,839	-	-	24,839
Currency translation differences	-	-	-	1,295	-	1,295
Net loss	-	-	-	-	(120,252)	(120,252)

Balance at June 30, 2023	91,422,569	$46,850,710	$1,456,010	$(34,720)	$(48,150,745)	$121,255

Six Month Period Ended June 30, 2022

	Common Shares	Amount	Additional Paid in Capital	Commitment to Issue Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2021	91,422,569	$46,850,710	$998,477	$414,128	$6,190	$(46,145,845)	$2,123,660

Share-based compensation	-	-	255,840	-	-	-	255,840
Currency translation differences	-	-	-	-	(23,884)	-	(23,884)
Net loss	-	-	-	-	-	(1,125,287)	(1,125,287)

Balance at June 30, 2022	91,422,569	$46,850,710	$1,254,317	$414,128	$(17,694)	$(47,271,132)	$1,230,329

Three Month Period Ended June 30, 2022

	Common Shares	Amount	Additional Paid in Capital	Commitment to Issue Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance at March 31, 2022	91,422,569	$46,850,710	$1,138,125	$414,128	$2,168	$(46,727,209)	$1,677,922

Share-based compensation	-	-	116,192	-	-	-	116,192
Currency translation differences	-	-	-	-	(19,862)	-	(19,862)
Net loss	-	-	-	-	-	(543,923)	(543,923)

Balance at June 30, 2022	91,422,569	$46,850,710	$1,254,317	$414,128	$(17,694)	$(47,271,132)	$1,230,329

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

Six months ended June 30,	2023	2022

Cash flows from operating activities:
Net loss	$(355,311)	$(1,125,287)
Add back non-cash share-based compensation	61,013	255,840
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	21,418	12,634
Increase (decrease) in accounts payable and accrued expenses	(80,921)	96,212
Increase in accounts payable and accrued expenses due to related parties	-	755
Net cash used in operating activities	(353,801)	(759,846)

Effect of foreign currency translation	136	(23,884)

Net decrease in cash and cash equivalents	(353,665)	(783,730)
Cash and cash equivalents at beginning of period	687,602	2,208,451
Cash and cash equivalents at end of period	$333,937	$1,424,721

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

	$-	$-

There were no non-cash financing or investing activities for the periods presented.

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022
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

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The condensed interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the roles and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. Although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2023 and December 31, 2022, and its results of operation for the six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022

2.	GOING CONCERN

These condensed interim consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $355,311 for the six months ended June 30, 2023 and, in addition the Company incurred losses of $1,649,589 for the year ended December 31, 2022. As of June 30, 2023, the Company had an accumulated deficit of $48,150,745 and working capital of $121,255. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt upon the Company’s ability to continue as a going concern. The financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

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

Basis of consolidation

These condensed interim consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On August 10, 2023, the Board approved the condensed interim consolidated financial statements dated June 30, 2023.

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
June 30, 2023 and 2022
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

Research and development

Expenditures on research activities is recognized on the consolidated statement of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at June 30, 2023 , it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

Intangible assets

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the period ended June 30, 2023, this calculation proved to be anti-dilutive, and therefore the Company’s 5,415,000 ( December 31, 2022: 5,415,000) stock options and 12,500,000 ( December 31, 2022: 17,400,000) warrants were excluded from the calculation.

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
June 30, 2023 and 2022
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
June 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

Recently issued accounting pronouncements

The Company has reviewed new and revised accounting pronouncements that have been issued but are not yet effective. The Company does not expect any material impact from future accounting pronouncements.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2023	2022

Prepaid expenses	$7,586	$28,028
Tax Receivable – Canadian GST	1,234	2,210
	$8,820	$30,238

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2023	December 31, 2022

Accounts payable	$183,192	$224,716
Accrued fees and expenses	11,916	51,869
	$195,108	$276,585

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on June 30, 2023 and December 31, 2022.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As of June 30, 2023, there were 1,875,000 common shares held in escrow.

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

7.	STOCK OPTIONS

During the period ended June 30, 2023 and year ended December 31, 2022, the Company had a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. All of the options granted vest 20% every six months.

However, all options will be considered vested if one of the following criteria are met by the Company:

i.	Meeting sales forecasts:

-	The greater of either the 20% vesting every six months or based on a pro rata percentage of revenue earned by the Company’s subsidiary.

ii.	the listing of the Company on any national securities exchange.

iii.	a Change of Control Event.

During the period ended June 30, 2023, the Company did not grant any stock options and recorded $61,013 (2022: $255,840) share-based compensation for vested portion that were previously granted.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2021	5,315,000	$0.49	$-
Granted	100,000	0.80	-
Options outstanding, December 31, 2022 and June 30, 2023	5,415,000	$0.50	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at June 30, 2023.

Details of options outstanding as at June 30, 2023 are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date		Number of options exercisable	Remaining contractual life (years)

$0.350	3,600,000	July 21, 2023	*	3,600,000	0.06
$0.450	250,000	December 21, 2023		200,000	0.48
$1.200	500,000	January 29, 2024		400,000	0.58
$0.800	375,000	June 10, 2024		225,000	0.95
$0.600	590,000	October 14, 2024		236,000	1.29
$0.800	100,000	January 31, 2025		40,000	1.59

	5,415,000			4,701,000

*Expired subsequently

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2021, December 31, 2022	17,400,000	$0.28
Expired	(4,900,000)	$1.00
Warrants outstanding, June 30, 2023	12,500,000	$0.001

Details of warrants outstanding as at June 30, 2023 are as follows:

Exercise price			Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$0.001	(1)	(USA)	12,500,000	June 4, 2025	-	1.93

			12,500,000		-

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) revenue sales projections per ComplyTrust Inc.’s 5-year proformas, or 2) listing on a major US exchange, or 3) change of control.

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative for the period ended June 30, 2023 and 2022 is as follows:

	2023	2022

Filing and regulatory fees	$18,043	$28,491
Marketing	-	53,694
Professional fees	26,108	47,149
Rent	21,651	18,560
Office and administration	55,845	46,930

	$121,647	$194,824

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development for the period ended June 30, 2023 and 2022 is as follows:

	2023	2022

Project management	$-	$11,990
Software development	54,499	473,348
Business development	3,952	66,201
Payroll	30,486	78,084

	$88,937	$629,623

11.	RELATED PARTIES

Related parties include the Board of Directors, officers, close family members and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Company defines its key management as the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company for the period ended June 30, 2023 and 2022 was as follows:

	2023	2022

Consulting	$90,000	$45,000
Selling general and administrative	36,133	51,951
Share-based compensation to directors and officers	1,442	32,346
	$127,575	$129,297

The Company for the period ended June 30, 2023 and 2022 reimbursed a related party $36,133 and $51,951, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company also recorded share-based compensation of $1,442 (2022 - $32,346) for options vested to related parties during the period ended June 30, 2023 and 2022.

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
June 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at June 30, 2023, the Company had a cash and cash equivalents balance of $333,937 ( December 31, 2022 – $687,602) to settle current liabilities of $221,502 ( December 31, 2022 – $302,423). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at June 30, 2023 and December 31, 2022, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in the United States would change foreign exchange gain or loss by an insignificant amount.

13.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $3,950 (CND). For the period ended June 30, 2023 and 2022 rent expense was $21,651 and $17,546, respectively.

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

RESULTS OF OPERATIONS

Sales

Sales for the six-month period ended June 30, 2023 and 2022 were $Nil.

Cost of Sales

The cost of sales for the six-month period ended June 30, 2023 and 2022 were $Nil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the period ended June 30, 2023. We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased/increased moderately as a result of insignificant fluctuations in general costs.

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

Six month period ended June 30, 2023

Selling, general and administrative expenses for the six months ended June 30, 2023 decreased to $121,647 from $194,824 for the period ended June 30, 2022. We incurred decreased costs during the period due to minimal corporate and filing activities during the fiscal year.

Three month period ended June 30, 2023

Selling, general and administrative expenses for the three months ended June 30, 2023 decreased to $48,870 from $98,571 for the period ended June 30, 2022. We incurred decreased costs during the period due to minimal corporate and filing activities during the fiscal year.

Research and Development

Six month period ended June 30, 2023

Research and development for the six months ended June 30, 2023 decreased to $88,937 from $629,623 for the comparable period. This was a result of the Company’s effort to reduce costs due to the minimal activity during the period. We incurred comparable costs in 2022 as the management maintain its decision in 2021, to develop CTSS (ComplyScan®) as well as the on-going development of our subsidiary’s Forget-Me-Yes® zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Three month period ended June 30, 2023

Research and development for the three months ended June 30, 2023 decreased to $4,734 from $284,160 for the comparable period. This was a result of the Company’s effort to reduce costs due to the minimal activity during the period. We incurred comparable costs in 2022 as the management maintain its decision in 2021, to develop CTSS (ComplyScan®) as well as the on-going development of our subsidiary’s Forget-Me-Yes® zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Net Losses

Six month period ended June 30, 2023

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the six months ended June 30, 2023 was $355,311, compared with a net loss of $1,125,287 for the comparative period.

Three month period ended June 30, 2023

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended June 30, 2023 was $120,252, compared with a net loss of $543,923 for the comparative period.

Liquidity and Capital Resources

At June 30, 2023 our cash and cash equivalents position was $333,937, a decrease from $687,602 at December 31, 2022. We had a working capital of $121,255 and an accumulated deficit of $48,150,745 at June 30, 2023.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of June 30, 2023, we had $333,937 in cash and cash equivalents. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for the fiscal 2023 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2023, we have no off-balance sheet arrangements.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended June 30, 2023, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCULUS VISIONTECH INC.

August 10, 2023	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

August 10, 2023	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)