Form 10-Q
period 2023-09-30
OCULUS VISIONTECH INC.
filed 2023-11-09
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As at November 9th, 2023, there were 91,422,569 shares of the registrant’s common stock outstanding

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS

Current Assets:
Cash and cash equivalents	$239,682	$687,602
Prepaid expenses and other current assets (Note 4)	7,447	30,238
Total Assets	$247,129	$717,840

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued liabilities (Note 5)	$103,226	$133,796
Accounts payable and accrued liabilities - related parties	150,110	168,627
Total current liabilities	253,336	302,423

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569	46,850,710	46,850,710
Additional paid in capital	1,470,933	1,394,997
Accumulated other comprehensive loss	(36,598)	(34,856)
Accumulated deficit	(48,291,252)	(47,795,434)
Stockholders' equity (deficiency)	(6,207)	415,417
Total Liabilities and Stockholders' Equity (Deficiency)	$247,129	$717,840

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Expenses:
Consulting (Note 11)	$45,000	$45,000	$135,000	$90,000
Research and development (Note 10)	4,624	283,269	93,561	912,892
Selling, general and administrative (Notes 9 and 11)	79,049	116,163	200,696	310,987
Stock-based compensation (Notes 7 and 11)	14,923	80,267	75,936	336,107

Loss from operations	(143,596)	(524,699)	(505,193)	(1,649,986)
Interest income	3,089	-	9,375	-

Net loss	(140,507)	(524,699)	(495,818)	(1,649,986)

Other comprehensive loss
Currency translation differences	(1,878)	(22,525)	(1,742)	(46,409)

Total comprehensive loss	$(142,385)	$(547,224)	$(497,560)	$(1,696,395)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569	91,422,569	91,422,569

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Stated in US Dollars)

(Unaudited)

Nine Month Period Ended September 30, 2023

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at December 31, 2022	91,422,569	$46,850,710	$1,394,997	$(34,856)	$(47,795,434)	$415,417

Share-based compensation	-	-	75,936	-	-	75,936
Currency translation differences	-	-	-	(1,742)	-	(1,742)
Net loss	-	-	-	-	(495,818)	(495,818)

Balance at September 30, 2023	91,422,569	$46,850,710	$1,470,933	$(36,598)	$(48,291,252)	$(6,207)

Three Month Period Ended September 30, 2023

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at June 30, 2023	91,422,569	$46,850,710	$1,456,010	$(34,720)	$(48,150,745)	$121,255

Share-based compensation	-	-	14,923	-	-	14,923
Currency translation differences	-	-	-	(1,878)	-	(1,878)
Net loss	-	-	-	-	(140,507)	(140,507)

Balance at September 30, 2023	91,422,569	$46,850,710	$1,470,933	$(36,598)	$(48,291,252)	$(6,207)

Nine Month Period Ended September 30, 2022

	Common Shares	Amount	Additional Paid in Capital	Commitment to Issue Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2021	91,422,569	$46,850,710	$998,477	$414,128	$6,190	$(46,145,845)	$2,123,660

Share-based compensation	-	-	336,107	-	-	-	336,107
Currency translation differences	-	-	-	-	(46,409)	-	(46,409)
Net loss	-	-	-	-	-	(1,649,986)	(1,649,986)

Balance at September 30, 2022	91,422,569	$46,850,710	$1,334,584	$414,128	$(40,219)	$(47,795,831)	$763,372

Three Month Period Ended September 30, 2022

	Common Shares	Amount	Additional Paid in Capital	Commitment to Issue Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance at June 30, 2022	91,422,569	$46,850,710	$1,254,317	$414,128	$(17,694)	$(47,271,132)	$1,230,329

Share-based compensation	-	-	80,267	-	-	-	80,267
Currency translation differences	-	-	-	-	(22,525)	-	(22,525)
Net loss	-	-	-	-	-	(524,699)	(524,699)

Balance at September 30, 2022	91,422,569	$46,850,710	$1,334,584	$414,128	$(40,219)	$(47,795,831)	$763,372

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Nine months ended September 30,	2023	2022

Cash flows from operating activities:
Net loss	$(495,818)	$(1,649,986)
Add back non-cash share-based compensation	75,936	336,107
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	22,791	14,678
Increase (decrease) in accounts payable and accrued liabilities	(30,570)	53,125
Increase (decrease) in accounts payable and accrued liabilities – related parties	(18,517)	104,945
Net cash used in operating activities	(446,178)	(1,141,131)

Effect of foreign currency translation	(1,742)	(47,363)

Net decrease in cash and cash equivalents	(447,920)	(1,188,494)
Cash and cash equivalents at beginning of period	687,602	2,208,451
Cash and cash equivalents at end of period	$239,682	$1,019,957

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

There were no non-cash financing or investing activities for the periods presented.

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
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

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The condensed interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the roles and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. Although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2023 and December 31, 2022, and its results of operation for the nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022

2.	GOING CONCERN

These condensed interim consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $495,818 for the nine months ended September 30, 2023 and, in addition the Company incurred losses of $1,649,589 for the year ended December 31, 2022. As of September 30, 2023, the Company had an accumulated deficit of $48,291,252 and working capital deficiency of $6,207. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt upon the Company’s ability to continue as a going concern. The financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

These condensed interim consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On November 14, 2023, the Board approved the condensed interim consolidated financial statements dated September 30, 2023.

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

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at September 30, 2023	Ownership Interest at December 31, 2022	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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

Research and development

Expenditures on research activities is recognized on the consolidated statement of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at September 30, 2023 , it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the period ended September 30, 2023, this calculation proved to be anti-dilutive, and therefore the Company’s 1,815,000 (2022: 5,415,000) stock options and 12,500,000 (2022: 17,400,000) warrants were excluded from the calculation.

Stock-based compensation

The Company follows the provisions of the Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity-based compensation awards to be accounted for using the fair value method. Equity-settled share-based payment arrangements are initially measured at fair value at the date of grant and recorded within shareholders’ equity. Arrangements considered to be cash-settled are initially recorded at fair value and classified as accrued liabilities, and subsequently re-measured at fair value at each reporting date. The Company’s stock option plan is an equity-settled arrangement.

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
September 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2023	2022

Prepaid expenses	$3,035	$28,028
Tax Receivable – Canadian GST	4,412	2,210
	$7,447	$30,238

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022

Accounts payable	$85,532	$81,927
Accrued fees and liabilities	17,694	51,869
	$103,226	$133,796

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on September 30, 2023 and December 31, 2022.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As of September 30, 2023, there were Nil common shares held in escrow.

7.	STOCK OPTIONS

During the period ended September 30, 2023 and year ended December 31, 2022, the Company had a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. All of the options granted vest 20% every six months.

However, all options will be considered vested if one of the following criteria are met by the Company:

i.	Meeting sales forecasts:
	-	The greater of either the 20% vesting every six months or based on a pro rata percentage of revenue earned by the Company’s subsidiary.

ii.	the listing of the Company on any national securities exchange.

iii.	a Change of Control Event.

During the period ended September 30, 2023, the Company did not grant any stock options and recorded $75,936 (2022: $336,107) of share-based compensation for vested portion that were previously granted.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2021	5,315,000	$0.49	$-
Granted	100,000	0.80	-
Options outstanding, December 31, 2022	5,415,000	$0.50	$-
Expired	(3,600,000)	0.35	-
Options outstanding, September 30, 2023	1,815,000	$0.80	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at September 30, 2023.

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

Details of options outstanding as at September 30, 2023 are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$0.450	250,000	December 21, 2023	250,000	0.22
$1.200	500,000	January 29, 2024	500,000	0.33
$0.800	375,000	June 10, 2024	300,000	0.70
$0.600	590,000	October 14, 2024	354,000	1.04
$0.800	100,000	January 31, 2025	40,000	1.34

	1,815,000		1,444,000

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2021 and 2022	17,400,000	$0.28
Expired	(4,900,000)	$1.00
Warrants outstanding, September 30, 2023	12,500,000	$0.001

Details of warrants outstanding as at September 30, 2023 are as follows:

Exercise price			Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$0.001	(1)	(USA)	12,500,000	June 4, 2025	-	1.68

			12,500,000		-

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) revenue sales projections per ComplyTrust Inc.’s 5-year proformas, or 2) listing on a major US exchange, or 3) change of control.

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative for the period ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Filing and regulatory fees	$8,514	$5,789	$26,557	$34,280
Marketing	-	19,359	-	73,053
Professional fees	13,614	20,733	39,722	67,882
Rent	10,936	10,249	32,587	28,807
Office and administration	45,985	60,033	101,830	106,963

	$79,049	$116,163	$200,696	$310,987

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development for the period ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Project management	$-	$-	$-	$11,990
Software development	4,624	203,687	59,123	677,035
Business development	-	33,435	3,952	99,636
Payroll	-	46,147	30,486	124,231

	$4,624	$283,269	$93,561	$912,892

11.	RELATED PARTIES

Related parties include the Board of Directors, officers, close family members and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Company defines its key management as the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company for the period ended September 30, 2023 and 2022 was as follows:

	2023	2022

Consulting	$135,000	$90,000
Selling general and administrative	79,913	65,742
Share-based compensation to directors and officers	1,442	40,761
	$216,355	$196,503

The Company for the period ended September 30, 2023 and 2022 reimbursed a related party $79,913 and $65,742, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $135,000 (2022 - $90,000) of consulting fees accrued to a company controlled by a director of the Company for the period ended September 30, 2023 and 2022.

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

The Company also recorded share-based compensation of $1,442 (2022 - $40,761) for options vested to related parties during the period ended September 30, 2023 and 2022.

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

Fair value of financial instruments

The Company has various financial instruments including cash and cash equivalents, accounts payable and accrued liabilities, and accounts payable and accrued liabilities – related parties. The carrying values of accounts payable and accrued liabilities and accounts payable and accrued liabilities – related parties approximate their fair values due to the short-term nature of these financial instruments.

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at September 30, 2023, the Company had a cash and cash equivalents balance of $239,682 ( December 31, 2022 – $687,602) to settle current liabilities of $253,336 ( December 31, 2022 – $302,423). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at September 30, 2023 and December 31, 2022, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in the United States would change foreign exchange gain or loss by an insignificant amount.

13.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $3,950 (CND). For the period ended September 30, 2023 and 2022 rent expense was $31,066 and $27,288, respectively.

OCULUS VISIONTECH INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022
(Stated in US Dollars)
(Unaudited)

14.	SEGMENTED INFORMATION

The Company currently operates in a single reportable operating segment. All of the Company’s assets and expenditures are located in Canada and the United States.

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

Our new Forget-Me-Yes® (FMY) Software-as-a-Service (SaaS) data privacy solution is a secure, Zero-Knowledge platform providing a single-source capability of continuous ‘right-to-be-forgotten’ (RtbF) and ‘right-of-erase’ (RoE) privacy compliance by incorporating automated policy-driven re-query services that guarantees a Data Subject’s requested RtbF/RoE data remains ‘forgotten’ over the life of their FMY subscription. FMY incorporates hybrid encryption technology that ensures all User Interface, data-in-transit and data-at-rest remain secure and can only be accessed by the subscriber. With a cloud-native architecture, the FMY functionality can be utilized as either a complete turnkey SaaS subscription platform, or individually licensed for seamless integration with existing 3rd party applications and data privacy platforms.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2023 and 2022 were $Nil.

Cost of Sales

The cost of sales for the nine-month period ended September 30, 2023 and 2022 were $Nil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing liabilities, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the period ended September 30, 2023. We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased moderately as a result of insignificant fluctuations in general costs.

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

Nine-month period ended September 30, 2023

Selling, general and administrative expenses for the nine months ended September 30, 2023 decreased to $200,969 from $310,987 for the period ended September 30, 2022. We incurred decreased costs during the period due to minimal corporate and filing activities during the fiscal period.

Three-month period ended September 30, 2023

Selling, general and administrative expenses for the three months ended September 30, 2023 decreased to $79,049 from $116,163 for the period ended September 30, 2022. We incurred decreased costs during the period due to minimal corporate and filing activities during the fiscal period.

Research and Development

Nine-month period ended September 30, 2023

Research and development for the nine months ended September 30, 2023 decreased to $93,561 from $912,892 for the comparable period. This was a result of the Company’s effort to reduce costs due to the minimal activity during the period. We incurred comparable costs in 2022 as the management maintain its decision in 2021, to develop CTSS (ComplyScan®) as well as the on-going development of our subsidiary’s Forget-Me-Yes® zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Three-month period ended September 30, 2023

Research and development for the three months ended September 30, 2023 decreased to $4,624 from $283,269 for the comparable period. This was a result of the Company’s effort to reduce costs due to the minimal activity during the period. We incurred comparable costs in 2022 as the management maintain its decision in 2021, to develop CTSS (ComplyScan®) as well as the on-going development of our subsidiary’s Forget-Me-Yes® zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Net Losses

Nine-month period ended September 30, 2023

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the nine months ended September 30, 2023 was $495,818, compared with a net loss of $1,649,986 for the comparative period.

Three-month period ended September 30, 2023

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended September 30, 2023 was $140,507, compared with a net loss of $524,699 for the comparative period.

Liquidity and Capital Resources

At September 30, 2023 our cash and cash equivalents position was $239,682, a decrease from $687,602 at December 31, 2022. We had a working capital deficiency of $6,207 and an accumulated deficit of $48,291,252 at September 30, 2023.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of September 30, 2023, we had $239,682 in cash and cash equivalents. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for the fiscal 2023 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

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

As of September 30, 2023, we have no off-balance sheet arrangements.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended September 30, 2023, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCULUS VISIONTECH INC.

November 9th, 2023	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

November 9th, 2023	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)