Form 10-K
period 2023-12-31
OCULUS VISIONTECH INC.
filed 2024-03-19
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.06 on June 30, 2023) was approximately $4.0 million.

The registrant had 91,422,569 shares of common stock outstanding as of March 19th, 2024.

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

Exchange Rate for Canadian Dollar

The accounts for Oculus are maintained in Canadian dollars which is the Company's functional currency. All dollar amounts contained herein are expressed in U.S. dollars, except as otherwise indicated. As at March 19th, 2024, the exchange rate for Canadian dollars/United States dollars based on the Bank of Canada closing rate was $1.00 (CAD) = $0.7393 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2023 and 2022.

	Years ended December 31,
	2023	2022
At End of Year	0.7383	0.7383
Average	0.7692	0.7692
High	0.8031	0.8031
Low	0.7217	0.7217

PART I

Item 1.	Description of Business

Overview

Oculus VisionTech Inc. (OVTZ) is a Canadian-based development-stage technology company focused on cyber security, data privacy and data protection solutions for Enterprise business customers. Headquartered in Vancouver, British Columbia, Canada, the company was originally founded by image processing experts and is operated by experienced leadership. Our mission is to provide intelligent software tools for continual enablement of data privacy and data protection for individuals, organizations and their customers worldwide, through a vision of mutually trusted data governance compliance. Currently, OVTZ is expanding and investing in a suite of new data protection and data privacy security products that will revolutionize CCPA, GDPR, LGPD and other data privacy legislation compliance for both data subjects and data controllers worldwide. Based on the initial data protection and data privacy product development and release, new cyber security product development can commence.

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

Business Environment and Market Opportunity

In this age of digital transformation, data monetization, IoT, and massive data migration to converged hyperscale, geo-disbursed Cloud infrastructure and workloads, data protection and data privacy have taken center stage. GDPR, LGPD, CCPA, and many other new international (China, India) and upcoming US data privacy regulations enable individuals and organizations the right to access and request deletion of all personal information for a given data subject. In our ever increasing Everything-as-a-Service world, OVTZ recognizes the need for global cloud-native data privacy and data protection solutions that are multi-cloud platform-ready and can augment both existing legacy and newer agile-driven architectures. Coupled with the escalating data security threat landscape and frequency of global data cyberattacks and data breaches, OVTZ understands that cyber security has taken center-stage for not only Cloud, On-premise and hybrid infrastructure data privacy requirements, but across all organizational digital application and market segments globally. OVTZ is building modular microservices-based software solutions and services for both hybrid on-premise and multi-cloud data management that incorporate automated malware, privacy and ransomware scanning, reporting, visualization and cyber threat management.

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

Strategic Plan

Our strategic plan is to first introduce the cloud-native Forget-Me-Yes® (FMY) data privacy SaaS platform under the AWS Web Services Cloud infrastructure on a monthly subscription basis for structured data. Initial release will include subscriber connections specific to Salesforce organizations with other connectors to be added over time, including but not limited to AWS RDS, Hubspot, Adobe Marketo, Shopify, and more. Additional connectors for Database-as-a-Service (DBaaS) providers for MySQL, NoSQL and SQL databases, for both structured and unstructured data, are also planned. Going forward, we plan to license FMY API microservices for integration with 3rd. party application partners, software providers and potential OEM’s. FMY’s cloud native enables it to be integrated and run under any on-premises, hybrid or alternative cloud infrastructure. Additional plans include incorporation of AI technology for automated alert management and reporting for our FMY® Reinfection Prevention Technology (RPT).

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

The Cloud-DPS plans to re-evaluate the potential addressable market and underlying architecture in an effort to define potential next steps in the Cloud-DPS evolution, has revealed, that coupled with both the limited past market adoption and technical refresh requirements, incorporation as an additional component into the CTSS cloud-native toolset will require a significant development investment.

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

Our DPS technology combines the access control security for electronic documents, forensic grade anti-tampering technology based on the document's content "understanding", and optional data storage into a single, unique solution. Because of its cloud-based scalable architecture, the DPS has potential to expand and grow into a complete document management, security and storage eco-system within the CTSS product suite along with FMY-specific unstructured data privacy scanning capabilities. However, DPS will require a re-architectural investment for potential integration into our new cloud native solutions.

Products and Services

Our principal products are our new Forget-Me-Yes® (FMY) data privacy SaaS solution and CTSS data protection tools, along with our legacy Cloud-DPS solution.

Forget-Me-Yes® (FMY)

The Forget-Me-Yes® (FMY) Software-as-a-Service Platform specifically manages both Organizational and Individual Right-to-be-Forgotten (RtbF) and Right-of-Erase (RoE) compliance of data subject deletion requests of structured data for Brazil’s LGPD, Europe’s GDPR, California’s Consumer Privacy Act (CCPA), China’s Personal Information Protection Law (PIPL), Colorado’s Consumer Protection Act (CPA), Virginia’s Consumer Data Protection Act (CDPA) and Washington’s Privacy Act (WPA) regulations. At the end of 2023, the United States now have 12-states with enacted data privacy regulations.

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

FMY enables secure discovery and delete requests against multiple data sources, ensuring the data subject is never inadvertently “remembered FMY securely stores a single record of each data subject query request data to meet GDPR, LGPD and CCPA regulatory compliance. The open API-first design structure of FMY enables quick and seamless integration of future new US and global privacy law compliance regulations, along with the ability to be licensed for 3rd party application and platform integration.

ComplyTrust® SaaS Suite (CTSS)

The CTSS initial product offering was designed to help AWS Cloud Backup customers with cloud-native compliance and operational efficiency while facilitating significant new cloud services opportunities for the public cloud sales teams directly. Additional planned CTSS optional tools include both cyber security and data privacy tools for a variety of cloud services providers that will include AWS, Azure, Google and other platforms.

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

Although the Cloud-DPS product had been previously available under a subscription-based licensing model, after undergoing an engineering/architectural review to determine effort to modernize the underlying code-base into a cloud-native-based application that could also be bundled/integrated into and with the CTSS platform, Cloud-DPS will remain in its current stand-alone state.

Customers and Markets

OVTZ intends to capture a significant portion of the cloud data privacy software and cloud native data protection service revenues within the $76B 2023 worldwide data protection market through a variety of OVTZ-developed cloud-native software tools within a 5-year timeframe. Global regulatory enforcement of data privacy legislation issued fines are breaking records each year, are non-insurable losses, and create unparalleled brand damage. The worldwide 2023 FinTech market fines of $5.8B increased by 57% from the previous year. OVTZ helps global organizations and individuals cost-effectively manage data privacy compliance. Currently OVTZ has no customers for our products and services. We are taking steps to finance and monetize our new cloud-native CTSS and FMY solutions, as well as the legacy Cloud-DPS technology in FY24.

Forget-Me-Yes® (FMY)

FMY potential addressable markets cover a wide variety of data governance, data management, data privacy and data protection segments.

●	Global Enterprise Governance, Risk and Compliance (eGRC) 2023 market size was valued at $54.6B with a 13.8% CAGR reaching over $134B by 2030 (Source: GrandviewResearch)
●	GDPR services market alone is projecting 20% CAGR with revenues at $3.6B in 2023, with the GDPR Data Governance market projecting 20% CAGR with revenues to reach $6B by 2026 (Source: Markets&Markets)
●	Global Enterprise data management platform market size of $98B in 2023 is forecasting a 12% CAGR (Source: GrandviewResearch)
●	Global Regulatory Technology (RegTech) market size of $12.3B in 2023 is forecasting a 24% CAGR thru 2026 (Source: Research&Markets)
●	Data Privacy Management FY23 revenues were $2.7B and are expected grow 40% annually thru 2026 (Source: FortuneBusinessInsights)

Initial FMY target market segment and customers will be Salesforce CRM organizations. Salesforce FY23 revenues were $31.3B, up 11% from prior year, with FY24 revenue guidance to $34B. With over 2,000 partners and 150,000 customers worldwide across every vertical market segment, Saleforce is the #1 CRM platform worldwide. Top-10 customers include Accenture, Amazon Web Services, American Express, American Red Cross, CapGemini, Canon, Deloitte, IBM, NBC Universal, L’Oreal Americas and Toyota. Our initial FMY beta release was validated by The Corrao Group, who is the #5th. ranked Salesforce consulting partner worldwide. Additional initial FMY targets will be cloud DevOps service providers seeking to reduce compliance risk and Database-as-a-Service (DBaaS) providers.

ComplyTrust® SaaS Suite (CTSS)

CTSS potential addressable market opportunities cover a wide range within the data management and data protection segments.

●	Worldwide public cloud service revenues were $599B in FY23, with a forecasted 21% growth in FY24 (Source: Gartner, SynergyResearch)
●	Worldwide FY23 public cloud market shares were AWS-33%, Azure-23%, AliBab-4%, GCP-11%, Other-29% (Source: Statista)
●	Worldwide FY23 cloud data storage market was $99.2B, forecasted to be $234B by 2028 (Source: Markets&Markets)
●	Worldwide FY23 public cloud revenue represents only 7.8% of overall IT FY23 spend of $4.7Trillion. (Source: Gartner)
●	Enterprise business FY23 workloads were 55% within public cloud and 45% in private cloud (Source: Gartner)
●	Worldwide data protection market FY23 revenues were $136B, with a forecasted 16.1% CAGR thru 2029 (Source: MMR)
●

Worldwide cloud backup and recovery market segment was $13.5B in 2023, driven by an $9.6B FY23 Disaster Recovery-as-a-Service (DRaaS) market, forecasting a 27% CAGR thru 2028. (Source: BusinessResearch, Gartner)

Initial CTSS customer focus will be within the cloud-native AWS segment within specific vertical markets including Aerospace, Financial Services, Genomics, Healthcare and Transportation. Follow-on cloud-native service enhancement targets include Azure, Digital Ocean, GCP, Rstor and Wasabi. Future CTSS offerings will include integration with other 3rd. party ISV’s and more.

Cloud-DPS

The original principal market for our Cloud-DPS product and services were businesses requiring digital document protection, authentication and storage. However, recent developments in the overall ‘digital watermark’ market lends a need to re-assess the current Cloud-DPS technology applications.

●	Worldwide digital signature and document services market has a forecasted growth of 34% Y/Y that reached $5.2B in 2023. (Source: PrecedenceResearch)
●

DocuSign owns 56% of the worldwide digital document market, with their closest competitors Adobe (12.4%), SmartWaiver (9.9%), SignRequest (7.7%), HelloSign (3.6%), SignNow (2.7%), Nitro (2.4%) and a variety of others that represent the remaining 5.3% of total market share. (Source: 6Sense)

●	Worldwide virtual data room (VDR) market was $2.2B in FY23 forecasted to approach $7B by 2030 (Source: imarcgroup)
●	Worldwide OTT content market revenues hit $450B in FY22 while losing an estimated 20% of revenues to content piracy (Source: Deloitte)
●	Worldwide automated content recognition market hit $4.3B in FY23 and is forecasted to reach $15.7B by 2026. (Source: BusinessResearch)

Potential new applications for Cloud-DPS technology include audio/audience monitoring marks, content integrity, content protection, forensics, reverse-image search, user tracing and most recently package identification, tracking and monitoring. One example is the recent ‘HolyGrail’ pilot project sponsored by the World Wildlife Fund, which is targeting businesses, government, individuals and industry for application of digital watermarks on post-consumer packaging for eco-friendly, Smart-City recycling of the high-volume plastic waste. The underlying digital watermark technology in Cloud-DPS could also be a potential candidate for the Digital Watermarks Initiative that strives for No Plastics In Nature by 2030 and supports seventeen (17) of the United Nations Sustainable Development Goals (SDG’s). To-date, there are over 80+ participants in the HolyGrail2.0 project striving for viability, with Digimarc taking the lead with an announcement in late 2023 of an initial deployment throughout France in 2024.

CyberSecurity

Cybersecurity is the practice of protecting local on-premise, hybrid, private and public Cloud infrastructure (data, data centers, hardware, software) that are connected to the internet, from any unauthorized access.

Cybersecurity is a broad field of disciplines that fall under these seven main pillars:

●

Application Security (AppSec) > Security strategy protecting web applications by finding, fixing and preventing security vulnerabilities as part of a data-drive software development/deployment automation process. $9.1B in FY23 revenues with a 14.9% AGR thru 2032. (Source: imarcgroup)

●

Cloud Security (CloudSec) > Security strategy that includes cybersecurity controls, policies, services to protect an organization’s entire cloud deployment. $40.7B in FY23 revenues with a 9.1% AGR thru 2028 (Source: Markets&Markets)

●

Endpoint Security (EDR) > Security strategy for secured communication with physical devices connected and exchanging information externally with the network (desktop computers, embedded devices, IoT devices (appliances, cameras, lighting..) mobile devices, servers, virtual machines). $13.6B in FY23 revenues with a 9.5% AGR thru 2030. (Source: FortuneBusinessInsights)

●

IoT Security > Security strategy for secured communication with non-standard computing devices that connect wirelessly (AMQP, Bluetooth, CoAP, DDS, HTTP, MQTT, OPCUA, Websocket, XMPP) to the internet. Examples include autonomous tractors, autonomous vehicles (autos, buses, planes, trains), chiller monitors, fingerprint timeclocks, glucose monitors, robots, smart everything (glasses, lamps, lighting, locks, mirrors, phones, refrigerators, security, speakers, thermostats, toys, traffic signals, TV’s, wearables and more. $20.9B in FY23 revenues with a 23.1% AGR thru 2028. (Source: Markets&Markets)

●

Mobile Security (MobSec) > Security strategy for secured communication and protection for and with external users/endpoints that include smartphones, tablets, laptops and associated network. $8.3B in FY23 revenues with a 20% AGR thru 2030. (Source: GrandviewResearch)

●

Network Security (NetSec) > Security strategy that protects the entire network from breaches, intrusion and threats via a combination of access control, antivirus, application security, analytics, endpoint protection, firewalls, VPN encryption, web, wireless and more. $22.5B in FY23 revenues with a 14.8% AGR thru 2032. (Source: EMR)

●

Zero Trust > A security strategy that implements a set of principles (assume breach, least-privilege-access, verify explicitly) to implement a trust-by-exception that is not reliant on any specific product or service. $31.1B in FY23 revenues with a 16.9% AGR thru 2028. (Source: Markets&Markets)

Even with a .025% addressable market capture, there is a very large potential addressable market opportunity for the development and integration of specific cybersecurity capabilities and disciplines within the CTSS and FMY frameworks, but will require a significant new round of funding in 2024.

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

Forget-Me-Yes® (FMY)

●

OneTrust > Founded in 2016, with over $400M in FY23 revenues and a reduced valuation of $4.5B (private), OneTrust is the leader in both data privacy management market share and revenues. Average subscription cost ranges from $27./month - $500./month+.

●	TrustArc > Founded in 1997, with over $49,4M in FY23 revenue, acquired Nymity for their data privacy management platform. Average subscription cost is available by custom quotation only.

●	BigID > Founded in 2015, with over $105M in FY23 revenue and a $1.25B valuation. Average subscription cost is available by custom quotation only.

●	ControlCase > Founded in 2004, with over $37.4M in FY23 revenues, are primarily focused on credit card PCI-DSS compliance. Average subscription cost starts at $500.+/month.

●	Privitar > Founded in 2014, with $15M in FY23 revenues, are primarily focused on Average subscription cost is available by custom quotation only.

All above competitors have ISO/NIST and other regulatory compliant data management certifications.

ComplyTrust® SaaS Suite (CTSS)

●

Daegis/OpenText > Originally founded in 1980 and acquired by OpenText in 2015 posted a record $4.5B in FY23 revenues, is primarily focused on Enterprise information management and data governance solutions.

●

StoredIQ > Founded in 2001, acquired by IBM in 2012, spun off into Breakwater Solutions in 2021 and now acquired by Repario in 2023, with estimated $13.4M in FY23 revenues, with new focus on data privacy and eDiscovery.

●	Tibco > Founded in 1997, posted a record $1B in FY23 revenues, with primary focus on Enterprise data governance.

●	Varonis > Founded in 2005, with revenues of $99M in FY23, their primary focus is data security.

Cloud-DPS

Document Management-specific competitors

●	Adobe Doc Cloud > Founded in 2006 with revenues of $2.7B in FY23, is a close contender as the e-signature market share leader.

●	Docusign > Founded in 2003 with revenues of $2.7B in FY23, shares the overall lead market share with Adobe.

●	HelloSign > Founded in 2010 and acquired by Dropbox in 2019, reported revenues of $10M in FY23, primarily focused on digital document storage.

●	MSB Docs > Founded in 2003 with estimated FY23 revenues of $17.6M, signed a partnership with AuthBridge in December 2020 to provide an AI-driven OCR digital document signature solution.

●	OneSpan > Founded in 1991, a member of the FIDO Alliance and a partnership with Salesforce, reported FY23 revenues of $230M, and is primarily focused in the financial document management market.

●	SignNow > Founded in 2011 with estimated FY23 revenues of $22.4M, are primarily focused in the Healthcare document management market.

Digital Watermark-specific competitors

●	Digify > Founded in 2011, a GMA New Media subsidiary, with estimated FY23 revenues of $3.9M, is partnered with Samsung (SEPCO) and primarily focused on mobile application content management.
●	Digimarc > Founded in 1995 with record $34.9M in FY23 revenues, is the leader in digital identity management for all forms of media.
●	Ipsos > Founded in 2008, acquired IntraSonics in 202l, with estimated FY23 revenues of $2.4B, is primarily focused on digital audio watermarking.
●	Sivisoft > Founded in 1997 and after acquiring Wetstone Technologies in 2022, with estimated FY23 revenues of $7.2M, is focused in the cyber security/computer forensics market.
●	Vimeo > Launched in 2004 and acquired by IAC in 2016, posted revenues of $417M in FY23 and is focused on ad-free video sharing/streaming platform.

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

Cybersecurity

Potential Competitor Examples

●	Palo Alto Networks > Founded in 2005 with $6.9B in FY23, $97B market cap.
●	Crowdstrike > Founded in 2011 with $28B in FY23 revenues, $75B market cap.
●	CheckPoint > Founded in 1993 with $664M in FY23 revenues, $18B market cap.
●	Okta > Founded in 2009 with $2.1B in FY23 revenues, $17B market cap.
●	CyberArk > Founded in 1999 with a $751M in FY23 revenues, $11B market cap.
●	Qualys > Founded in 1999 with a $554M in FY23 revenues, $6B market cap.
●	Veronis > Founded in 2005 with a $499M in FY23 revenues, $5B market cap.

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

Our fiscal 2023 research and development expenditures were $95,884.

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

Employees

We currently have no employees, as we primarily engage independent contractors to provide services as necessary. Compensation for current and future work will be conducted on a contract basis.

The loss of the services of any key OVTZ management could have a materially adverse effect on the Company. We do not maintain key man life insurance on the life of its officers. In addition, our future success will depend in part upon its continuing ability to hire, train, motivate and retain key senior management and skilled technical and marketing personnel. Competition for technical personnel in the industry we compete in is intense. Our future success will depend in part on our continued ability to contract, assimilate and retain qualified personnel. To date, we have had limited success in recruiting qualified contractors, but there is no assurance that we will continue to do so in the future. Attracting qualified expertise is contingent on raising sufficient working capital and project advancement.

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

To date, we have not generated a profit or significant revenue from operations and in fact have incurred substantial losses. For the year ended December 31, 2023, we maintained $89,768 of working capital deficiency and sustained a net loss of $591,212 and had an accumulated deficit of $48,386,646.

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

We expect that we will require approximately $3,000,000 to $5,000,000 in financing to expand the research and development, and marketing of ComplyTrust’s suite of products in 2024, and further financing thereafter. If our capital requirements vary materially from those currently planned, we may require additional financing. We have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to remain in business.

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

Our sales were $Nil in 2023 and 2022. We expect that a small number of customers will account for a substantial portion of our revenue in the foreseeable future. The inability to increase the number of customers could limit our ability to maintain or increase our market share or could cause revenue to drop quickly and unexpectedly.

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

The Company's corporate headquarters are located at Suite 507, 837 West Hastings Street, Vancouver, British Columbia and are subject to an office space lease on a month-to-month basis. The monthly base rent is $4,645 CAD (Canadian Dollars).

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

The following table shows the high and low sales prices (in Canadian dollars) of our common shares as reported by the TSXV for the periods indicated.

TSX (Symbol “OVT”)
Period	High (CAD $)	Low (CAD $)
First Quarter 2022	0.60	0.55
Second Quarter 2022	0.34	0.31
Third Quarter 2022	0.28	0.26
Fourth Quarter 2022	0.15	0.14
First Quarter 2023	0.20	0.13
Second Quarter 2023	0.15	0.085
Third Quarter 2023	0.115	0.07
Fourth Quarter 2023	0.08	0.035

The following table shows the high and low prices of our common shares on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2022	0.60	0.36
Second Quarter 2022	0.35	0.19
Third Quarter 2022	0.27	0.15
Fourth Quarter 2022	0.17	0.08
First Quarter 2023	0.14	0.08
Second Quarter 2023	0.12	0.04
Third Quarter 2023	0.10	0.05
Fourth Quarter 2023	0.06	0.02

Transfer Agent

The Registrar and Transfer Agent for our shares of common stock is Computershare Trust Company of Canada located at 324 - 8th Avenue SW, Suite 800, Calgary, Alberta, T2P 2Z2.

Holders

As of March 19th, 2024, there were 91,422,569 common shares outstanding, held by 1,285 shareholders of record. However, beneficial holders of the Company's common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is 1,285, the number of registered holders may not be representative of the number of beneficial owners.

Options

Details of options outstanding as at date of the report are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$1.200	500,000	January 29, 2024*	500,000	0.08
$0.800	375,000	June 10, 2024	375,000	0.44
$0.600	590,000	October 14, 2024	472,000	0.79
$0.800	100,000	January 31, 2025	60,000	1.09

	1,565,000		1,407,000

* subsequently expired

Warrants

Details of warrants outstanding as at date of the report are as follows:

Exercise price	Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$0.001 (1) (US)	12,500,000	June 4, 2025	-	1.43

	12,500,000		-

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

Securities Authorized For Issuance Under Equity Compensation Plans

As at December 31, 2023 there were 9,142,257 Options and 9,142,247 Share Units authorized for issuance under the under the Company’s Omnibus Equity Incentive Plan approved by the Board on July 19,2023 and by Stockholders at the Company’s annual stockholder meeting held on September 15, 2023 (the “Omnibus Plan”). Since the last financial year end of December 31, 2023, as at March 19th, 2024, the following securities were authorized for issuance under the Omnibus Plan:

	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
Plan Category	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
(excluding securities
reflected in column (a))
Equity compensation plans approved by security holders	1,065,000	$0.50	8,077,247 (Options) 9,142,247 (Share Units)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,065,000	$0.50	8,077,247 (Options) 9,142,247 (Share Units)

Equity Incentive Compensation Plan

The Omnibus Plan approved by stockholders at the Company’s annual stockholder meeting held on September 15, 2023 supersedes and replaces the Company’s 2020 Share Option Plan, dated as originally adopted by the Board of Directors on August 28, 2020, and ratified by the stockholders of the Company at the Company’s annual meeting held on November 23, 2020.

The purpose of the Omnibus Plan is to promote the interests of the Company and its stockholders by aiding the Company in attracting and retaining employees, officers, consultants, advisors and non-employee directors capable of assuring the future success of the Company, to offer such persons incentives to put forth maximum efforts for the success of the Company’s business and to compensate such persons through various stock and cash-based arrangements and provide them with opportunities for stock ownership in the Company, thereby aligning the interests of such persons with the Company’s stockholders.

The following is a summary of certain provisions of the Omnibus Plan. This summary is intended as a summary only and is qualified in its entirety by reference to the Omnibus Plan attached as Schedule “C” to the proxy statement prepared for the company’s annual stockholder meeting held on September 15, 2023.

Summary of Material Terms

The Omnibus Plan, in respect of options to purchase shares of common stock (“Common Shares”), serves as the successor to the Company’s stock option plan adopted on August 28, 2020 (the “Original Stock Option Plan”), and no further options to purchase Common Shares have been or will be granted under the Original Stock Option Plan from and after the effective date of the Omnibus Plan.

The purposes of the Omnibus Plan is to: (i) provide the Company with a mechanism to attract, retain and motivate highly qualified directors, officers, employees and consultants; (ii) align the interests of eligible participants in the Omnibus Plan (“Participants”) with that of other Shareholders of the Company generally; and (iii) enable and encourage Participants to participate in the long-term growth of the Company through the acquisition of Common Shares as long-term investments.

The Omnibus Plan is administered by the Board and provides that the Board may, from time to time, in its discretion, and in accordance with TSXV requirements or any other stock exchange on which the Common Shares are listed (the “Exchange”), grant to eligible Participants, non-transferable awards (the “Awards”). Such Awards include stock options (“Options”), restricted share units (“RSUs”), deferred share units (“DSUs”) and performance share units (“PSUs”).

Under the Omnibus Plan, the maximum number of Shares issuable at any time pursuant to outstanding Awards will be equal to: (a) 10% of the outstanding Common shares issued pursuant to Options; and (b) 9,142,257 issued pursuant to Share Units (which represents 10% of the outstanding Common Shares as of the date the Plan was approved by the Board), or such other number as may be approved by the Exchange and the shareholders of the Company from time to time. For so long as the Company is listed on the Exchange or on another exchange that requires the Company to fix the number of Common Shares to be issued pursuant to Share Units, the maximum number of Common Shares available for issuance pursuant to the settlement of RSUs, DSUs and PSUs together will be an aggregate of 9,142,257 Common Shares.

The Omnibus Plan is an “evergreen” plan, as Common Shares covered by Awards which have been exercised or settled, as applicable, and Awards which expire or are forfeited, cancelled or otherwise terminated or lapse for any reason without having been exercised, will be available for subsequent grant under the Omnibus Plan.

The maximum number of Common Shares for which Awards may be issued to any one Participant in any 12-month period shall not exceed 5% of the outstanding Common Shares, unless the Company obtains disinterested shareholder approval as required by the policies of the Exchange. The aggregate number of Common Shares for which Awards may be issued to any one consultant within any 12-month period shall not exceed 2% of the outstanding Common Shares, calculated on the date an Award is granted to the consultant. The aggregate number of Common Shares for which Options may be issued to any persons retained to provide Investor Relations Activities (as defined by the Exchange) within any 12-month period shall not exceed 2% of the outstanding Shares, calculated on the date an Option is granted to such persons.

Further, unless disinterested shareholder approval as required by the policies of the Exchange is obtained: (i) the maximum number of Common Shares for which Awards may be issued to insiders of the Company (as a group) at any point in time shall not exceed 10% of the outstanding Common Shares; and (ii) the aggregate number of Awards granted to insiders of the Company (as a group), within any 12-month period, shall not exceed 10% of the outstanding Common Shares, calculated at the date an Award is granted to any insider.

The Omnibus Plan provides for customary adjustments or substitutions, as applicable, in the number of Common Shares that may be issued under the Omnibus Plan in the event of a merger, arrangement, amalgamation, consolidation, reorganization, recapitalization, separation, stock dividend, extraordinary dividend, stock split, reverse stock split, split up, spin-off or other distribution of stock or property of the Company, combination of securities, exchange of securities, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of the Company, or any similar corporate event or transaction.

In the event of an actual or potential Change of Control (as is defined in the Omnibus Plan) of the Company, the Board shall have discretion as to the treatment of Awards, including whether to (i) accelerate, conditionally or otherwise, on such terms as it sees fit, the vesting date of any Awards; (ii) permit the conditional redemption or exercise of any Awards, on such terms as it sees fit; (iii) otherwise amend or modify the terms of any Awards; and (iv) terminate, following the successful completion of a Change of Control, on such terms as it sees fit, the Awards not exercised prior to the successful completion of such Change of Control. If there is a Change of Control, any Awards held by a Participant shall automatically vest following such Change of Control, if the Participant is an employee, officer or a director and their employment, or officer or director position is terminated within 12 months following the Change of Control, provided that no acceleration of Awards shall occur in the case of a Participant that was retained to provide Investor Relations Activities unless the approval of the Exchange is either obtained or not required.

Neither the Awards nor the securities which may be acquired pursuant to the exercise of the Awards have been registered under the United States Securities Act of 1933 (the “U.S. Securities Act”) or under any securities law of any state of the United States of America and are considered “restricted securities” (as such term is defined in Rule 144(a)(3) under the U.S. Securities Act) and any Common Shares will be affixed with an applicable restrictive legend as set forth in the Award Agreement. Provisions of the Omnibus Plan relating to U.S. Taxpayers can be found in Article 17 of the Omnibus Plan, which is attached as Schedule “C” to this Proxy Statement.

Options

Subject to the terms and conditions of the Omnibus Plan, the Board may grant Options to Participants in such amounts and upon such terms (including the exercise price, duration of the Options, the number of Common Shares to which the Option pertains, and the conditions, if any, upon which an Option shall become vested and exercisable) as the Board shall determine.

The exercise price of the Options will be determined by the Board at the time any Option is granted. In no event will such exercise price be lower than the last closing price of the Common Shares on the Exchange less any discount permitted by the rules or policies of the Exchange at the time the Option is granted. Such price upon exercise of any Option shall be payable to the Company in full in cash, by certified cheque or by wire transfer, by a cashless exercise or a net exercise.

In connection with a cashless exercise, the Participant shall elect, on a notice of exercise, to receive a loan from a brokerage firm, which the Company has an arrangement with, to purchase the underlying Common Shares. Upon the sale by the brokerage firm of an equivalent number of Common Shares received from the exercise of the Options to repay the loan made to the Participant, the Participant shall elect to receive either the balance of the Common Shares following the sale or the cash proceeds from the balance of the Common Shares.

In connection with a net exercise, the Participant shall elect on a notice of exercise to receive an amount equal to the number of underlying Common Shares listed on the Exchange that is the equal to the quotient obtained by dividing: (a) the product of the number of Options being exercised multiplied by the difference between the five-day volume weighted average price of the underlying Common Shares so listed and the exercise price of the subject Options; by (b) the five-day volume weighted average price of the underlying Common Shares so listed; provided, however, that persons retained to provide investor relations activities shall not be permitted to exercise an Option using the net exercise method.

Unless otherwise specified in an Award agreement granting Options, Options shall vest subject to Exchange policies, and the Board may in its sole discretion, determine the time during which an Option shall vest and the method of vesting, or that no vesting restriction shall exist.

Subject to any requirements of the Exchange, the Board may determine the expiry date of each Option. Subject to a limited extension if an Option expires during a black out period, Options may be exercised for a period of up to ten years after the grant date, provided that: (i) upon a Participant’s termination for cause, all Options, whether vested or not, as at the date on which a Participant ceases to be eligible to participate under the Omnibus Plan(the “Termination Date”) as a result of termination of employment, will automatically and immediately expire and be forfeited; (ii) upon the death of a Participant, all unvested Options as at the Termination Date shall automatically and immediately vest, and all vested Options will continue to be subject to the Omnibus Plan and be exercisable for a period of 12 months after the Termination Date; (iii) in the case of the disability of a Participant, all Options shall remain and continue to vest (and are exercisable) in accordance with the terms of the Omnibus Plan for a period of 12 months after the Termination Date, provided that any Options that have not been exercised (whether vested or not) within 12 months after the Termination Date shall automatically and immediately expire and be forfeited on such date; (iv) in the case of the retirement of a Participant, the Board shall have discretion, with respect to such Options, to determine whether to accelerate the vesting of such Options, cancel such Options with or without payment and determine how long, if at all, such Options may remain outstanding following the Termination Date, provided, however, that in no event shall such Options be exercisable for more than 12 months after the Termination Date; and; (v) in all other cases where a Participant ceases to be eligible under the Omnibus Plan, including a termination without cause or a voluntary resignation, unless otherwise determined by the Board, all unvested Options shall automatically and immediately expire and be forfeited as of the Termination Date, and all vested Options will continue to be subject to the Omnibus Plan and be exercisable for a period of 90 days after the Termination Date.

RSUs

Subject to the terms and conditions of the Omnibus Plan, the Board may grant RSUs to Participants in such amounts and upon such terms (including time-based restrictions on vesting, restrictions under applicable laws or under the requirements of the Exchange) as the Board shall determine.

No RSU may vest before one year following the date it is granted or issued. The vesting of RSUs may be accelerated in limited circumstances, in the case of the death of Participant or upon a Participant ceasing to be an eligible participant under the Omnibus Plan in connection with a change of control, take-over bid, Reverse Take-Over or other similar transaction.

Unless otherwise specified in an Award agreement granting RSUs, RSUs shall vest at the discretion of the Board, subject to the policies of the Exchange, provided that, and subject to the Board’s discretion: (i) upon a Participant’s termination for cause, all RSUs, whether vested (if not yet paid out) or not as at the Termination Date will automatically and immediately expire and be forfeited; (ii) upon the death of a Participant, all unvested RSUs as at the Termination Date shall automatically and immediately vest and be paid out; (iii) in the case of the disability of a Participant, all RSUs shall remain and continue to vest in accordance with the terms of the Omnibus Plan for a period of 12 months after the Termination Date, provided that any RSUs that have not been vested within 12 months after the Termination Date shall automatically and immediately expire and be forfeited on such date; (iv) in the case of the retirement of a Participant, the Board shall have discretion, with respect to such RSUs, to determine whether to cancel such RSUs with or without payment and determine how long, if at all, such RSUs may remain outstanding following the Termination Date, provided, however, that in no event shall such RSUs be exercisable for more than 12 months after the Termination Date; and (v) in all other cases where a Participant ceases to be eligible under the Omnibus Plan, including a termination without cause or a voluntary resignation, unless otherwise determined by the Board, all unvested RSUs shall automatically and immediately expire and be forfeited as of the Termination Date, and all vested RSUs will be paid out in accordance with the Omnibus Plan.

When and if RSUs become payable, the Participant issued such RSUs shall be entitled to receive payment from the Company in settlement of such RSU: (i) in a number of Common Shares (issued from treasury) equal to the number of RSUs being settled, or (ii) in any other form, all as determined by the Board at its sole discretion. The Board’s determination regarding the form of payout shall be set forth or reserved for later determination in the Award agreement for the grant of the RSUs.

Participants holding RSUs may, if the Board so determines, be credited with dividends paid with respect of the underlying Common Shares or dividend equivalents while they are so held in a manner determined by the Board in its sole discretion.

DSUs

Subject to the terms and conditions of the Omnibus Plan, the Board may grant DSUs to Participants in such amounts and upon such terms (including the requirement that Participants pay a stipulated purchase price for each DSU, restrictions based upon the achievement of specific performance criteria, time-based restrictions, restrictions under applicable laws or under the requirements of the Exchange, or holding or sale restrictions placed on the Common Shares by the Company upon vesting of such DSUs) as the Board shall determine.

When and if DSUs become payable, the Participant issued such DSUs shall be entitled to receive payment from the Company in settlement of such DSU: (i) in a number of Common Shares (issued from treasury) equal to the number of DSUs being settled, or (ii) in any other form, all as determined by the Board at its sole discretion. The Board’s determination regarding the form of payout shall be set forth or reserved for later determination in the Award agreement for the grant of the DSUs. Participants holding DSUs may, if the Board so determines, be credited with dividends paid with respect of the underlying Common Shares or dividend equivalents while they are so held in a manner determined by the Board in its sole discretion.

The extent to which a Participant shall have the right to retain DSUs following termination of the Participant’s employment or other relationship with the Company, shall be set out in each DSU award agreement and determined in the sole discretion of the Board, and need not be uniform among all DSUs issued pursuant to the Omnibus Plan, and may reflect distinctions based on the reasons for termination, provided that the provisions shall comply with the applicable rules of the Exchange.

No DSU may vest before one year following the date it is granted or issued. The vesting of DSUs may be accelerated in limited circumstances, in the case of the death of Participant or upon a Participant ceasing to be an eligible participant under the Omnibus Plan in connection with a change of control, take-over bid, Reverse Take-Over or other similar transaction, provided, however, that in the event that a Participant ceases to be an eligible Participant under the Omnibus Plan, no DSU granted to that Participant shall remain outstanding for a period of more than 12 months following the Termination Date, provided that any DSUs that have not been settled within 12 months after the Termination Date shall automatically and immediately expire and be forfeited on such date.

Performance Awards

Subject to the terms and conditions of the Omnibus Plan, the Board may grant PSUs to Participants in such amounts and upon such terms (including the performance criteria applicable to such PSUs) as the Board shall determine. Each PSU shall have an initial value equal to the fair market value of a Common Share on the date of grant. After the applicable performance period has ended, the holder of a PSU shall be entitled to receive payout on the value and number of PSUs, determined as a function of the extent to which the corresponding performance criteria have been achieved.

Subject to the terms of the Omnibus Plan, the Board, in its sole discretion, may pay earned PSUs in the form of a number of Common Shares issued from treasury equal to the number of earned PSUs at the end of the applicable performance period. Any Common Shares may be granted subject to any restrictions deemed appropriate by the Board.

Participants holding PSUs may, if the Board so determines, be credited with dividends paid with respect of the underlying Common Shares or dividend equivalents while they are so held in a manner determined by the Board in its sole discretion.

The extent to which a Participant shall have the right to retain PSUs following termination of the Participant’s employment or other relationship with the Company, shall be set out in each PSU award agreement and determined in the sole discretion of the Board, and need not be uniform among all PSUs issued pursuant to the Omnibus Plan, and may reflect distinctions based on the reasons for termination, provided that the provisions shall comply with the applicable rules of the Exchange.

No PSU may vest before one year following the date it is granted or issued. The vesting of PSUs may be accelerated in limited circumstances, in the case of the death of Participant or upon a Participant ceasing to be an eligible participant under the Omnibus Plan in connection with a change of control, take-over bid, Reverse Take-Over or other similar transaction, provided, however, that in the event that a Participant ceases to be an eligible Participant under the Omnibus Plan, no PSU granted to that Participant shall remain outstanding for a period of more than 12 months following the Termination Date, provided that any PSUs that have not been settled within 12 months after the Termination Date shall automatically and immediately expire and be forfeited on such date.

Stock Option Plan

Previous plans adopted by the Company dated for reference October 15, 2021 (the “2021 Share Option Plan”). The 2021 Share Option Plan, supersedes and replaced the 2020 Stock Option Plan, which was approved by shareholders at the Company’s annual general and special meeting on October 15, 2021. The purpose of the 2020 Share Option Plan is to provide incentive to qualified parties to increase their proprietary interest in the Company and thereby encourage their continuing association with the Company.

Previous grants will be taken into account when considering new grants under the 2020 Share Option Plan and a maximum of 10% of the number of the issued and outstanding common shares of the Company are available for issuance under the 2020 Share Option Plan. There are currently NIL options issued under the 2020 Stock Option Plan and 1,065,000 option issued under the 2021 Stock Option Plan for a total of 1,065,000.

The additional terms and conditions attached to the Option represented by this Option Commitment are as follows:

1.	The Options will not be exercisable unless and until they have vested and then only to the extent that they have vested. The Options will vest in accordance with the following:

Vesting Provisions (Previous Stock Option Plans)

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

Performance Graph

The graph below matches Oculus VisionTech Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2500 index and the Dow Jones US Software index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2017 to 12/31/2023.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Begin:	12/31/2016
	Period End:	12/31/2023
Oculus Visiontech Inc
OVTZ

	Beginning

Date*	Transaction Type	Closing Price**	No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Tot. Return

31-Dec-16	Begin	0.161	256.41	-	-	-	256.410	100.00

31-Dec-17	Year End	0.067	256.41	-	-	-	256.410	41.28

31-Dec-18	Year End	0.080	256.41	-	-	-	256.410	17.15

31-Dec-19	Year End	0.120	256.41	-	-	-	256.410	20.51

31-Dec-20	Year End	0.410	256.41	-	-	-	256.410	30.77

31-Dec-21	Year End	0.980	256.41	-	-	-	256.410	30.77

31-Dec-22	Year End	0.145	256.41	-	-	-	256.410	30.77

31-Dec-23	Year End	0.05	256.41	-	-	-	256.410	30.77

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

As more fully discussed below we have not been profitable, and our revenues for 2023 and 2022 were $Nil. We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, both for the remainder of fiscal 2021 and thereafter, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

For the Year Ended December 31, 2023

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the year ended December 31, 2023.  We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased/increased moderately as a result of insignificant fluctuations in general costs.

Selling, general and administrative expenses for the year ended December 31, 2023 decreased by $124,969 to $274,498 from $399,467 for the year ended December 31, 2022. This included professional expenses for the year ended December 31, 2023 which decreased to $78,089 from $104,801 for the comparable year in 2022. We incurred decreased costs in 2023 due to minimal corporate and filing activities during the fiscal year.

Research and development for the year ended December 31, 2023 decrease to $95,884 from $1,137,883 for the comparable period in 2022. We incurred decreased costs in 2023 due to minimal activities during the fiscal year.

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

Research and Development

Research and development costs for the three months ended December 31, 2023, decreased to $2,323 from $224,991 for the comparable year in 2022. We incurred comparable costs in 2023 as the management maintain its decision in 2022, to develop CTSS (ComplyScan®) as well as the on-going development of our subsidiary’s Forget-Me-Yes® zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for fiscal 2023 was $591,212, compared with a net loss of $1,649,589 for fiscal 2022. Our total comprehensive loss for fiscal 2023 was $589,218 which includes currency translation differences of $1,993, compared with a comprehensive loss of $1,608,543 for fiscal 2022.

Liquidity and Capital Resources

At December 31, 2023 our cash position was $156,574, a decrease from $687,602 at December 31, 2022. We had a working capital deficiency of $89,768 and an accumulated deficit of $48,386,646 at December 31, 2023.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of December 31, 2023, we had $156,574 in cash. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for the fiscal 2024 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

Assuming the aforementioned $3 million to $5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities. Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $3 million to $5 million for fiscal 2024. We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Statement of Cash Flows

The Company had cash and cash equivalents of $156,574 (2022 - $687,602) as of December 31, 2023.

The decrease in cash and cash equivalents during the year ended December 31, 2023 was primarily due to cash used in operating activities during the fiscal year.

Cash Flow used in Operating Activities

Cash and cash equivalents used in operating activities were $533,021 (2022 - $1,479,216) for the year ended December 31, 2023. Operating activities were affected by the change in non-cash working capital balances because of a decrease in prepaid expense and other current assets of $2,857, an increase in accounts payable and accrued expenses of $2,452 and an increase in accounts payable and accrued expenses due to related parties of $31,152.

Off-Balance Sheet Arrangements

As of fiscal 2023 we have no off-balance sheet arrangements.

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

OCULUS VISIONTECH, INC AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

OCULUS VISIONTECH, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

AUDITOR INDEPENENCE REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Oculus VisionTech Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oculus VisionTech Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $591,212 for the year ended December 31, 2023 and as of December 31, 2023, the Company had an accumulated deficit of $48,386,646 and a working capital deficiency of $89,768. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 19, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	December 31, 2023	December 31, 2022

ASSETS

Current Assets:
Cash and cash equivalents	$156,574	$687,602
Prepaid expenses and other current assets (Note 4)	27,381	30,238
Total Assets	$183,955	$717,840

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICENCY)

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$136,248	$133,796
Accounts payable and accrued expenses – related parties	137,475	168,627
Total Current Liabilities	273,723	302,423

Stockholders’ Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued	-	-
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 91,422,569	46,850,710	46,850,710
Additional paid-in capital	1,479,031	1,394,997
Accumulated other comprehensive income (loss)	(32,863)	(34,856)
Accumulated deficit	(48,386,646)	(47,795,434)
Stockholders' Equity (Deficiency):	(89,768)	415,417
Total Liabilities and Stockholders' Equity (Deficiency):	$183,955	$717,840

The accompanying notes form an integral part of these consolidated financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US Dollars)

For the Years Ended December 31,	2023	2022

Expenses:
Consulting (Note 13)	$148,500	$135,000
Research and development (Note 10)	95,884	1,137,883
Selling, general and administrative (Notes 9 and 13)	274,498	399,467
Share-based compensation (Notes 7 and 13)	84,034	396,520

Loss from operations	(602,916)	(2,068,870)
Interest income	11,704	5,153
Gain on reduction of commitment to issue shares (Note 6)	-	414,128

Net loss	(591,212)	(1,649,589)

Other comprehensive income (loss)
Currency translation differences	1,993	41,046

Total comprehensive loss	$(589,219)	$(1,608,543)

Net loss per share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569

The accompanying notes form an integral part of these consolidated financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Stated in US Dollars)

	Common Stock and Additional Paid in Capital
	Shares	Amount	Additional Paid In Capital	Commitment to Issue Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at December 31, 2021	91,422,569	$46,850,710	$998,477	$414,128	$6,190	$(46,145,845)	$2,123,660

Share-based compensation	-	-	396,520	-	-	-	396,520
Reduction of commitment to issue shares	-	-	-	(414,128)	-	-	(414,128)
Currency translation differences	-	-	-	-	(41,046)	-	(41,046)
Net loss	-	-	-	-	-	(1,649,589)	(1,649,589)

Balance at December 31, 2022	91,422,569	46,850,710	1,394,997	-	(34,856)	(47,795,434)	415,417

Share-based compensation	-	-	84,034	-	-	-	84,034
Currency translation differences	-	-	-	-	1,993	-	1,993
Net loss	-	-	-	-	-	(591,212)	(591,212)

Balance at December 31, 2023	91,422,569	$46,850,710	$1,479,031	$-	$(32,863)	$(48,386,646)	$(89,768)

The accompanying notes form an integral part of these consolidated financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Years ended December 31,	2023	2022

Cash flows from operating activities:
Net loss	$(591,212)	$(1,649,589)
Add back non-cash share-based compensation	84,034	396,520

Gain on reduction of commitment to issue shares	-	(414,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	2,857	7,594
Increase in accounts payable and accrued expenses	2,452	180,387
Decrease in accounts payable and accrued expenses due to related parties	(31,152)	-
Net cash used in operating activities	(533,021)	(1,479,216)

Effect of foreign currency translation on cash	1,993	(41,633)

Net decrease in cash and cash equivalents	(531,028)	(1,520,849)
Cash and cash equivalents at beginning of year	687,602	2,208,451
Cash and cash equivalents at end of year	$156,574	$687,602

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

The accompanying notes form an integral part of these consolidated financial statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
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

The Company is a designer of digital watermarking services and solutions. At December 31, 2023 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

2.	GOING CONCERN

These consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $591,212 for the year ended December 31, 2023 and, in addition the Company incurred losses of $1,649,589 for the year ended December 31, 2022. As of December 31, 2023, the Company had an accumulated deficit of $48,386,646 and a working capital deficiency of $89,768. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able to raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

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

Basis of consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 19th, 2024, the Board approved the consolidated financial statements dated December 31, 2023.

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
(Stated in US Dollars)

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at December 31, 2023	Ownership Interest at December 31, 2022	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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

Research and development

Expenditure on research activities is recognized on the consolidated statements of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at December 31, 2023 it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
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

Intangible assets with finite lives are amortized over the useful economic life and assessed for impairment annually whenever there is an indication that the intangible asset may be impaired. The amortization period and method for an intangible asset with a finite useful life are reviewed at least at each financial year-end. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in profit or loss.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2023 and 2022, this calculation proved to be anti-dilutive, and therefore the Company’s 1,565,000 (2022: 5,415,000) stock options and 12,500,000 (2022: 17,400,000) warrants were excluded from the calculation.

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
(Stated in US Dollars)

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2023	2022

Prepaid expenses	$16,014	$28,028
Tax Receivable – Canadian GST	11,367	2,210
	$27,381	$30,238

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
(Stated in US Dollars)

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2023	2022

Accounts payable	$87,422	$81,927
Accrued fees and expenses	48,826	51,869
	$136,248	$133,796

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on December 31, 2023 and 2022.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As of December 31, 2023, there were Nil common shares held in escrow.

During the year ended December 31, 2022, the Company wrote-off the commitment to issue shares of $414,128 due to the uncertainty in the Company meeting the required performance conditions.

7.	STOCK OPTIONS

During the year ended December 31, 2023 and 2022, the Company adopted a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. All of the options granted vest 20% every six months.

However, all options will be considered vested if one of the following criteria are met by the Company:

i.	Meeting sales forecasts:

-	The greater of either the 20% vesting every six months or based on a pro rata percentage of revenue earned by the Company’s subsidiary.

ii.	the listing of the Company on any national securities exchange.
iii.	a Change of Control Event.

During the year ended December 31, 2023, the Company did not grant any stock options and recorded $84,034 (2022: $396,520) of share-based compensation for vested portion of options that were previously granted.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
(Stated in US Dollars)

The changes in options are as follows:

	Number of options	Weighted average exercise price (CAD)	Aggregate Intrinsic Value

Options outstanding, December 31, 2021	5,315,000	$0.49	$3,910,950
Granted	100,000	0.80	-
Options outstanding, December 31, 2022	5,415,000	0.50	-
Expired	(3,850,000)	0.36	-
Options outstanding, December 31, 2023	1,565,000	$0.85	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2023.

Details of options outstanding as at December 31, 2023 are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$1.200	500,000	January 29, 2024*	500,000	0.08
$0.800	375,000	June 10, 2024	375,000	0.44
$0.600	590,000	October 14, 2024	472,000	0.79
$0.800	100,000	January 31, 2025	60,000	1.09

	1,565,000		1,407,000

* expires subsequent to December 31, 2023

The following weighted average assumptions were used for the Black-Scholes valuation of stock options granted:

	December 31, 2023	December 31, 2022

Risk-free interest rate	-	1.24%
Exercise price (CAD)	-	$0.80
Expected life of options (in years)	-	3.00
Expected annualized volatility	-	119.10%
Fair value of options granted (CAD)	-	$0.55
Expected dividend rate	-	-

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
(Stated in US Dollars)

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price (CAD)	Aggregate Intrinsic Value

Warrants outstanding, December 31, 2021 and 2022	17,400,000	$0.28	$-
Expired	(4,900,000)	(1.00)	-
Warrants outstanding, December 31, 2023	12,500,000	$0.001	$-

Details of warrants outstanding as at December 31, 2023 are as follows:

Exercise price		Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$0.001	(1) (USA)	12,500,000	June 4, 2025	-	1.43

		12,500,000		-

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) targeted revenue sales projections met, or 2) listing on a major US exchange, or 3) change of control.

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

Filing and regulatory fees	$32,862	$40,158
Marketing	-	76,459
Professional fees	78,089	104,801
Rent	43,269	38,922
Office and administration	120,278	139,127

	$274,498	$399,467

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
(Stated in US Dollars)

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

Project management	$-	$11,990
Software development	61,446	820,996
Business development	3,952	133,588
Payroll	30,486	171,309

	$95,884	$1,137,883

11.	FINANCIAL INSTRUMENTS AND RISKS

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

Fair value of financial instruments

The Company has various financial instruments including cash, receivables, accounts payable and accrued liabilities and accounts payable and accrued liabilities - related parties. The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities, and accounts payable and accrued liabilities - related parties approximate their fair values due to the short-term nature of these financial instruments.

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at December 31, 2023, the Company had a cash balance of $156,574 (2022 – $687,602) to settle current liabilities of $273,723 (2022 – $302,423). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
(Stated in US Dollars)

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at December 31, 2023 and 2022, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in United States would change foreign exchange gain or loss by an insignificant amount.

12.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	December 31, 2023	December 31, 2022

Loss before taxes for the year	$(591,212)	$(1,649,589)

Expected income tax (recovery)	$(165,000)	$(461,000)
Effect of change in tax rates	-	37,000
Permanent differences	23,000	(5,000)
Adjustment to prior years provision	(7,000)	(5,000)
Change in unrecognized deductible temporary	135,000	434,000

Total income taxes	$-	$-

Current income tax	$-	$-
Deferred tax recovery	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	December 31, 2023	December 31, 2022

Research and development	$213,000	$-
Non-capital losses	$6,936,120	$5,445,227

	$7,149,120	$5,445,227
Unrecognized deferred tax assets	(7,149,120)	(5,445,227)
Net deferred tax assets	$-	$-

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
(Stated in US Dollars)

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2023	Expiry Date Range	2022	Expiry Date Range
Temporary Differences
Research and development	$760,000	No expiry date	$-
Non-capital losses available for future periods	$24,787,000	2023 to indefinite	$25,155,000	2023 to indefinite
Canada	$18,610,000	2023 to 2037	$18,334,000	2023 to 2037
USA	$5,350,000	No expiry date	$6,821,000	No expiry date

13.	RELATED PARTIES

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

The Company defines its key management as the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company was as follows:

	Years ended December 31,
	2023	2022

Consulting	$148,500	$135,000
Selling general and administrative	94,356	80,331
Share-based compensation to directors and officers	1,442	47,062
	$244,298	$262,393

The Company for the years ended December 31, 2023 and 2022 reimbursed a related party $94,356 and $80,331, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $148,500 (2022 - $135,000) of consulting fees accrued to a company controlled by a director of the Company for the years ended December 31, 2023 and 2022.

The Company also recorded share-based compensation of $1,442 (2022 - $47,062) for options vested to related parties during the years ended December 31, 2023 and 2022.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
(Stated in US Dollars)

14.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $4,645 (CAD). For the years ended December 31, 2023 and 2022 rent expense was $41,241 and $36,894, respectively.

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

Item 9B.	Other Information

Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Our current directors and executive officers and their respective ages as of March 19th, 2024, are as follows:

Name and Province or State and Country of Residence	Age	Position	Period of Service
Rowland Perkins Alberta, Canada	71	Director, President and Chief Executive Officer	Since 2005
Anton J. Drescher [1] British Columbia, Canada	67	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Fabrice Helliker, Broadstone, UK	56	Director	Since 2020
Maurice Loverso [1] Quebec, Canada	63	Director	Since 2003
Tom Perovic Ontario, Canada	71	Director	Since 2011
Ron Wages [1] North Carolina, USA	61	Director	Since 2011

Note:

1	Member of audit committee.

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

Significant Employees

There are no significant employees of the Company other than our executive officers. However, our subsidiary, ComplyTrust Inc. (“CTI”), formerly OCL Technologies Corp. (“OCL”), had entered into an employment contract with Mike Johnson (age 65), who was the co-founder, President and a director of CTI, effective February 1, 2022, whereby Mr. Johnson provided product manager services for product development based on proprietary ideas developed by CTI. The term of the employment contract ended on January 31, 2023, as agreed to in writing by CTI and Mr. Johnson. Mr. Johnson was a director and officer of CTI from June 12, 2020 to January 31, 2023. From March 2017 to February 2020, Mr. Johnson was a Business Development Director with the Archival Solutions Division at Sony Electronics where he provided clarity and thought-leadership for introduction of PetaByte-class enterprise storage solutions to the autonomous vehicle/IoT, big data and high-performance compute markets worldwide. Mr. Johnson obtained and undergraduate degree in Audio Engineering from SoundMaster Institute located in Hollywood, California in 1980, and obtained undergraduate degrees in Business and Computer Science from Fullerton College located in Fullerton, California in 1984. Subsequent to Mr. Johnson’s resignation, Anton J. Drescher will act as the interim President and CEO while the Company initiates plans to build out a new CTI executive leadership team focused on continued software development, new customers acquisition and revenue generation.

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

The Audit Committee meets with our independent auditors at least quarterly to discuss the results of the annual audit or interim periodic reviews and to review the financial statements; appoints the independent auditors to be retained; oversees the independence of the independent accountants; evaluates the independent auditors’ performance; approves fees paid to independent auditors and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met informally by telephone conference during fiscal 2023.

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

Compensation Committee

At present, the company does not have a formal Compensation Committee. All compensation is controlled, managed, and reviewed by the company Board of Directors. As of December 31, 2023, company executives or directors received no compensation for services rendered other than granted stock options.

Item 11.	Executive Compensation

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers for the last three completed fiscal years, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers").

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)[1]	LTIP Payouts	All Other Compen- sation
		$	$	$	$		$	$

Drescher,	2023	-0-	-0-	148,500	-0-	-0-	-0-	-0-
Anton	2022	-0-	-0-	135,000	-0-	-0-	-0-	-0-
CFO	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Perkins,	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rowland	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2023 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End December 31, 2023	Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)1	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Drescher, Anton	Nil	-0-	Nil / Nil	-0-	/	-0-
Perkins, Rowland	Nil	-0-	Nil / Nil	-0-	/	-0-

1 The additional terms and conditions attached to the Option represented by this Option Commitment are as follows:

1.	The Options will not be exercisable unless and until they have vested and then only to the extent that they have vested. The Options will vest in accordance with the following:

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

Compensation of Directors

Directors receive no compensation for their service as such.

The following table sets forth compensation awarded to, earned by or paid to Oculus's directors for the last three completed fiscal years.

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)[1]	LTIP Payouts	All Other Compen- sation
		$	$	$	$		$	$

Loverso,	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Maurice	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Pervic,	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tom	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wages	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Helliker	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fabrice	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The following table sets forth certain information concerning exercises of stock options by directors during the year ended December 31, 2023 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End December 31, 2022	Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)1	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Loverso, Maurice	Nil	-0-	Nil / Nil	-0-	/	-0-
Pervic, Tom	Nil	-0-	Nil / Nil	-0-	/	-0-
Wages, Ron	Nil	-0-	Nil / Nil	-0-	/	-0-
Helliker, Fabrice	Nil	-0-	Nil / Nil	-0-	/	-0-

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 19th, 2024, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock; and

●	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 91,422,569 shares of common stock outstanding as of March 19th, 2024.

For the purposes of the information provided below, Common Shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2023, when there were deemed to be 91,422,569 shares of common stock (“Common Shares”) of the Company outstanding and beneficially owned by the stockholders for the purpose of computing the number of Common Shares and percentage ownership of each holder are reported below, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

(2)	This figure represents 13,804,540 shares of common stock held directly by Anton J. Drescher.
(3)	This figure represents 8,600,000 shares of common stock held directly by Rowland Perkins.
(4)	This figure represents (i) 1,800,000 shares of common stock held by 4C Inc., an entity controlled by Tom Perovic, and (ii) 95,000 shares of common stock held directly by Mr. Perovic.
(5)	This figure represents 200,000 shares of common stock held directly by Ron Wages.
(6)	This figure represents 325,000 shares of common stock help by 14D9OCL LLC, an entity in which Fabrice Helliker has a 20% ownership interest.

Name	Shares Owned	Percentage of Class
N/A	-0-	0.00%
Person known to us to beneficial own more than 5%	-0-	0.00%

Item 13.	Certain Relationships and Related Transactions.

The Company for the years ended December 31, 2023 and 2022 reimbursed a related party $94,356 and $80,331, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $148,500 (2022 - $135,000) of consulting fees accrued to a company controlled by a director of the Company for the years ended December 31, 2023 and 2022.

The Company also recorded share-based compensation of $1,442 (2022 - $47,062) for options vested to related parties during the years ended December 31, 2023 and 2022.

Item 14.	Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Davidson and Company LLP, for the audit of our annual financial statements for the years ended December 31, 2023 and 2022.

Year ended December 31	2023	2022
Audit fees	$22,400	$22,400
Audit-related fees	-	-
Tax fees	8,500	8,500
All other fees	-	-
Total	$30,900	$30,900

The Audit Committee reviews all audit and non-audit related fees at least annually. The Audit Committee pre-approved all audit and non-audit related services in fiscal 2023 and 2022.

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

OCULUS VISIONTECH, INC.

Dated: March 19th, 2024	By: /s/ Rowland Perkins Rowland Perkins Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rowland Perkins	Chief Executive Officer (Principal Executive Officer), Director	March 19th, 2024
Rowland Perkins

/s/ Anton J. Drescher	Chief Financial Officer, (Principal financial officer and principal accounting officer), Director	March 19th, 2024
Anton J. Drescher

/s/ Maurice Loverso	Director	March 19th, 2024
Maurice Loverso

/s/ Tom Perovic	Director	March 19th, 2024
Tom Perovic

/s/ Ron Wages	Director	March 19th, 2024
Ron Wages

/s/ Fabrice Helliker	Director	March 19th, 2024
Fabrice Helliker