Form 10-Q
period 2024-03-31
OCULUS VISIONTECH INC.
filed 2024-05-14
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As at May 14, 2024, there were 91,422,569 shares of the registrant’s common stock outstanding

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

The Company believes the items outlined above are important factors that could cause estimates included in its financial statements to differ materially from the actual results and those expressed in a forward-looking statement made in this report or elsewhere by the Company or on its behalf. The Company has discussed these factors in more detail under “Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (i) be aware that factors not referred to above could affect the accuracy of the Company’s forward-looking statements and (ii) use caution when considering the Company’s forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS

Current Assets:
Cash	$94,711	$156,574
Prepaid expenses and other current assets (Note 4)	15,502	27,381
Total Assets	$110,213	$183,955

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued liabilities (Note 5)	$113,803	$136,248
Accounts payable and accrued liabilities - related parties	165,172	137,475
Total current liabilities	278,975	273,723

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 91,422,569	46,850,710	46,850,710
Additional paid in capital	1,483,423	1,479,031
Accumulated other comprehensive loss	(33,433)	(32,863)
Accumulated deficit	(48,469,462)	(48,386,646)
Stockholders' equity (deficiency)	(168,762)	(89,768)
Total Liabilities and Stockholders' Equity (Deficiency)	$110,213	$183,955

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2024	2023

Expenses:
Consulting (Note 11)	$30,500	$45,000
Research and development (Note 10)	2,180	84,203
Selling, general and administrative (Notes 9 and 11)	47,184	72,777
Stock-based compensation (Notes 7 and 11)	4,392	36,174

Loss from operations	(84,256)	(238,154)
Interest income	1,440	3,095

Net loss	(82,816)	(235,059)

Other comprehensive loss
Currency translation differences	(570)	(1,159)

Total comprehensive loss	$(83,386)	$(236,218)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Stated in US Dollars)

(Unaudited)

Three Month Period Ended March 31, 2024

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at December 31, 2023	91,422,569	$46,850,710	$1,479,031	$(32,863)	$(48,386,646)	$(89,768)

Share-based compensation	-	-	4,392	-	-	4,392
Currency translation differences	-	-	-	(570)	-	(570)
Net loss	-	-	-	-	(82,816)	(82,816)

Balance at March 31, 2024	91,422,569	$46,850,710	$1,483,423	$(33,433)	$(48,469,462)	$(168,762)

Three Month Period Ended March 31, 2023

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2022	91,422,569	$46,850,710	$1,394,997	$(34,856)	$(47,795,434)	$415,417

Share-based compensation	-	-	36,174	-	-	36,174
Currency translation differences	-	-	-	(1,159)	-	(1,159)
Net loss	-	-	-	-	(235,059)	(235,059)

Balance at March 31, 2023	91,422,569	$46,850,710	$1,431,171	$(36,015)	$(48,030,493)	$215,373

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Three months ended March 31,	2024	2023

Cash flows from operating activities:
Net loss	$(82,816)	$(235,059)
Add back non-cash share-based compensation	4,392	36,174
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	11,879	16,510
Increase (decrease) in accounts payable and accrued liabilities	(22,445)	25,624
Increase in accounts payable and accrued liabilities – related parties	27,697	-
Net cash used in operating activities	(61,293)	(156,751)

Effect of foreign currency translation	(570)	(1,159)

Net decrease in cash and cash equivalents	(61,863)	(157,910)
Cash and cash equivalents at beginning of period	156,574	687,602
Cash and cash equivalents at end of period	$94,711	$529,692

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

There were no non-cash financing or investing activities for the periods presented.

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

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

These unaudited condensed consolidation interim financial statements have been prepared in conformity with generally accepted accounting principals of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidation interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with management’s Discussion and Analysis, for the year ended December 31, 2023. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

2.	GOING CONCERN

These consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $82,816 for the period ended March 31, 2024 and, in addition the Company incurred losses of $235,059 for the period ended March 31, 2023. As of March 31, 2024, the Company had an accumulated deficit of $48,469,462 and a working capital deficiency of $168,762. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able to raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

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

Basis of consolidation

These condensed interim consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On May 14, 2024, the Board approved the condensed interim consolidated financial statements dated March 31, 2024.

These condensed interim consolidated financial statements include the financial statements of the Company and the entities controlled by the Company. The financial statements of subsidiaries are included in the condensed interim consolidated financial statements from the date that control commences until the date that control ceases.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

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

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at March 31, 2024	Ownership Interest at December 31, 2023	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

Research and development

Expenditures on research activities is recognized on the consolidated statement of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at March 31, 2024, it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the period ended March 31, 2024, this calculation proved to be anti-dilutive, and therefore the Company’s 1,065,000 ( March 31, 2023: 5,415,000) stock options and 12,500,000 ( March 31, 2023: 17,400,000) warrants were excluded from the calculation.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2024	2023

Prepaid expenses	$11,717	$16,014
Tax Receivable – Canadian GST	3,785	11,367
	$15,502	$27,381

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023

Accounts payable	$83,272	$87,422
Accrued fees and liabilities	30,531	48,826
	$113,803	$136,248

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on March 31, 2024 and December 31, 2023.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As of March 31, 2024, there were Nil common shares held in escrow.

7.	STOCK OPTIONS

During the period ended March 31, 2024 and year ended December 31, 2023, the Company had a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. All of the options granted vest 20% every six months.

However, all options will be considered vested if one of the following criteria are met by the Company:

i.	Meeting sales forecasts:

-	The greater of either the 20% vesting every six months or based on a pro rata percentage of revenue earned by the Company’s subsidiary.

ii.	the listing of the Company on any national securities exchange.

iii.	a Change of Control Event.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

During the period ended March 31, 2024, the Company did not grant any stock options and recorded $4,392 (2023: $36,174) of share-based compensation for vested portion that were previously granted.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2022	5,415,000	$0.50	$-
Expired	(3,850,000)	0.36	-
Options outstanding, December 31, 2023	1,565,000	$0.85	$-
Expired	(500,000)	1.20	-
Options outstanding, March 31, 2024	1,065,000	$0.69	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at March 31, 2024.

Details of options outstanding as at March 31, 2024 are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$0.800	375,000	June 10, 2024	375,000	0.19
$0.600	590,000	October 14, 2024	472,000	0.54
$0.800	100,000	January 31, 2025	80,000	0.84

	1,065,000		927,000

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2022	17,400,000	$0.28
Expired	(4,900,000)	$1.00
Warrants outstanding, December 31, 2023 and March 31, 2024	12,500,000	$0.001

Details of warrants outstanding as at March 31, 2024 are as follows:

Exercise price			Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$0.001	(1)	(USA)	12,500,000	June 4, 2025	-	1.18

			12,500,000		-

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) revenue sales projections per ComplyTrust Inc.’s 5-year proformas, or 2) listing on a major US exchange, or 3) change of control.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative expense for the period ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
	2024	2023

Filing and regulatory fees	$11,447	$12,577
Professional fees	11,685	14,091
Rent	10,885	10,813
Office and administration	13,167	35,296

	$47,184	$72,777

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development expense for the period ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
	2024	2023

Software development	$2,180	$49,765
Business development	-	3,952
Payroll	-	30,486

	$2,180	$84,203

11.	RELATED PARTIES

Related parties include the Board of Directors, officers, close family members and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Company defines its key management as the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company for the period ended March 31, 2024 and 2023 was as follows:

	2024	2023

Consulting	$30,000	$45,000
Selling general and administrative	14,196	15,369
Share-based compensation to directors and officers	-	1,442
	$44,196	$61,811

The Company for the periods ended March 31, 2024 and 2023 reimbursed a related party $14,196 and $15,369, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $30,000 (2023 - $45,000) of consulting fees accrued to a company controlled by a director of the Company for the periods ended March 31, 2024 and 2023.

The Company also recorded share-based compensation of $Nil (2023 - $1,442) for options vested to related parties during the periods ended March 31, 2024 and 2023.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

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

Fair value of financial instruments

The Company has various financial instruments including cash, accounts payable and accrued liabilities, and accounts payable and accrued liabilities – related parties. The carrying values of accounts payable and accrued liabilities and accounts payable and accrued liabilities – related parties approximate their fair values due to the short-term nature of these financial instruments.

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at March 31, 2024, the Company had a cash balance of $94,711 ( December 31, 2023 – $156,574) to settle current liabilities of $278,975 ( December 31, 2023 – $273,723). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at March 31, 2024 and December 31, 2023, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in the United States would change foreign exchange gain or loss by an insignificant amount.

13.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $3,950 (CND). For the periods ended March 31, 2024 and 2023 rent expense was $10,885 and $10,813, respectively.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 AND 2023

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

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

BUSINESS OBJECTIVES:

In this age of digital transformation, data monetization, IoT, and massive data migration to converged hyperscale, geo-disbursed Cloud infrastructure and workloads, data protection and data privacy have taken center stage. GDPR, LGPD, CCPA, and many other new international (Canada/PIPEDA, China/PIPL, India/DIA) and upcoming US Federal (ADPPA) and individual State data privacy regulations enable individuals and organizations the right to access and request deletion of all personal information for a given data subject. In our ever increasing Everything-as-a-Service world, OVTZ recognizes the need for global cloud-native data privacy and data protection solutions that are multi-cloud platform-ready and can augment both existing legacy and newer agile-driven architectures. OVTZ is building modular microservices-based software solutions and services for both hybrid on-premise and multi-cloud data management that incorporate automated malware, privacy and ransomware scanning, reporting,visualization and cyber threat management.

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

Our near-term business objectives for the above:

1.	Copyright, patent and license new technology developed within the corporate research and development program;

2.

Demonstrate proof of concept on selected commercial projects with our introductory Forget-Me-Yes® (FMY) data privacy Software-as-a-Service platform, incorporate additional connectors for Database-as-a-Service (DBaaS) providers for MySQL, NoSQL and SQL databases, for both structured and unstructured data, and license FMY API microservices for integration with 3rd. party application partners, software providers and potential OEM’s.

3.

Demonstrate ComplyTrust® SaaS Suite (CTSS) proof of concept for the data protection market first as an Amazon Web Services (AWS) tool to help AWS customers better manage organizational data protection and compliance in an automated and cloud-native fashion, and as customer attainment increases, incorporate CTSS features to perform applicable custom data governance and management functionality, and integrate with 3rd. party software providers to provide an automated single-pane-of-glass solution for enterprise organizations worldwide.

4.

Gain industry recognition for the architectural and business differentiators of the company’s FMY data privacy, ComplyScan® (CS) compliance validation tool and our legacy C-DPS authentication/tamper-proof functionality products, and generate recurring sales and support revenue streams.

CRITICAL ACCOUNTING POLICIES (AND ESTIMATES)

In preparing its consolidated financials statement, the Company follows GAAP, which is described in Note 3, Summary of Significant Accounting Policies, to the Company’s December 31, 2023 Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K. The application of these principles requires significant judgements or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financials information disclosures. Except as noted in Note 3, Summary of Significant Accounting Policies, of the Company’s financials statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2023.

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2024 and 2023 were $Nil.

Cost of Sales

The cost of sales for the three-month period ended March 31, 2024 and 2023 were $Nil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing liabilities, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the period ended March 31, 2024. We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased moderately as a result of insignificant fluctuations in general costs.

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

Three-month period ended March 31, 2024

Selling, general and administrative expenses for the three months ended March 31, 2024 decreased to $47,184 from $72,777 for the period ended March 31, 2024. We incurred decreased costs during the period due to minimal corporate and filing activities during the fiscal period.

Research and Development

Three-month period ended March 31, 2024

Research and development for the three months ended March 31, 2024 decreased to $2,180 from $84,203 for the comparable period. This was a result of the Company’s effort to reduce costs due to the minimal activity during the period.

Net Losses

Three-month period ended March 31, 2024

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended March 31, 2024 was $82,816 compared with a net loss of $235,059 for the comparative period.

Liquidity and Capital Resources

At March 31, 2024 our cash and cash equivalents position was $94,711, a decrease from $156,574 at December 31, 2023. We had a working capital deficiency of $168,762 and an accumulated deficit of $48,469,462 at March 31, 2024.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of March 31, 2024, we had $94,711 in cash. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for  fiscal 2024 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

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

As of March 31, 2024, we have no off-balance sheet arrangements.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended March 31, 2024, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2023 filed with the SEC on March 19, 2024. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

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

OCULUS VISIONTECH INC.

May 14, 2024	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

May 14, 2024	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)