Form 10-Q
period 2024-09-30
OCULUS VISIONTECH INC.
filed 2024-11-12
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As at November 12, 2024, there were 91,422,569 shares of the registrant’s common stock outstanding

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “plan”, “may”, “will”, “expect”, “intend”, “anticipate”, believe”, “estimate” and “continue” or similar words. Forward-looking statements are statements that are not historical facts, and include, but are not limited to:

●	statements regarding our products and services, including:
○	our digital watermarking technology and Cloud-based document protection system;
○	our data privacy and data protection services and solutions; our technology, our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
○	our expectations regarding competition and growth in our sector; the future sources and availability of additional funding; and
○	the effect of funding arrangements on projects and products.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS

Current Assets:
Cash	$3,486	$156,574
Prepaid expenses and other current assets (Note 4)	13,127	27,381
Total Assets	$16,613	$183,955

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued liabilities (Note 5)	$101,720	$136,248
Accounts payable and accrued liabilities - related parties	231,630	137,475
Total current liabilities	333,350	273,723

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 91,422,569 as at September 30, 2024 and December 31, 2023 respectively	46,850,710	46,850,710
Additional paid in capital	1,485,000	1,479,031
Accumulated other comprehensive loss	(33,871)	(32,863)
Accumulated deficit	(48,618,576)	(48,386,646)
Stockholders' equity (deficiency)	(316,737)	(89,768)
Total Liabilities and Stockholders' Equity (Deficiency)	$16,613	$183,955

Going concern (Note 2)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Expenses:
Consulting (Note 11)	$16,000	$45,000	$77,250	$135,000
Research and development (Note 10)	1,455	4,624	6,186	93,561
Selling, general and administrative (Notes 9 and 11)	51,596	79,049	144,835	200,696
Stock-based compensation (Notes 7 and 11)	290	14,923	5,969	75,936

Loss from operations	(69,341)	(143,596)	(234,240)	(505,193)
Interest income	198	3,089	2,310	9,375

Net loss	(69,143)	(140,507)	(231,930)	(495,818)

Other comprehensive loss
Currency translation differences	(577)	(1,878)	(1,008)	(1,742)

Total comprehensive loss	$(69,720)	$(142,385)	$(232,938)	$(497,560)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569	91,422,569	91,422,569

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Stated in US Dollars)

(Unaudited)

Nine Month Period Ended September 30, 2024

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at December 31, 2023	91,422,569	$46,850,710	$1,479,031	$(32,863)	$(48,386,646)	$(89,768)

Stock-based compensation	-	-	5,969	-	-	5,969
Currency translation differences	-	-	-	(1,008)	-	(1,008)
Net loss	-	-	-	-	(231,930)	(231,930)

Balance at September 30, 2024	91,422,569	$46,850,710	$1,485,000	$(33,871)	$(48,618,576)	$(316,737)

Nine Month Period Ended September 30, 2023

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at December 31, 2022	91,422,569	$46,850,710	$1,394,997	$(34,856)	$(47,795,434)	$415,417

Stock-based compensation	-	-	75,936	-	-	75,936
Currency translation differences	-	-	-	(1,742)	-	(1,742)
Net loss	-	-	-	-	(495,818)	(495,818)

Balance at September 30, 2023	91,422,569	$46,850,710	$1,470,933	$(36,598)	$(48,291,252)	$(6,207)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Stated in US Dollars)

(Unaudited)

Three Month Period Ended September 30, 2024

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at June 30, 2024	91,422,569	$46,850,710	$1,484,710	$(33,294)	$(48,549,433)	$(247,307)

Stock-based compensation	-	-	290	-	-	290
Currency translation differences	-	-	-	(577)	-	(577)
Net loss	-	-	-	-	(69,143)	(69,143)

Balance at September 30, 2024	91,422,569	$46,850,710	$1,485,000	$(33,871)	$(48,618,576)	$(316,737)

Three Month Period Ended September 30, 2023

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at June 30, 2023	91,422,569	$46,850,710	$1,456,010	$(34,720)	$(48,150,745)	$121,255

Stock-based compensation	-	-	14,923	-	-	14,923
Currency translation differences	-	-	-	(1,878)	-	(1,878)
Net loss	-	-	-	-	(140,507)	(140,507)

Balance at September 30, 2023	91,422,569	$46,850,710	$1,470,933	$(36,598)	$(48,291,252)	$(6,207)

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Nine months ended September 30,	2024	2023

Cash flows from operating activities:
Net loss	$(231,930)	$(495,818)
Add back non-cash share-based compensation	5,969	75,936
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	14,254	22,791
Decrease in accounts payable and accrued liabilities	(34,528)	(30,570)
Increase (decrease) in accounts payable and accrued liabilities – related parties	94,155	(18,517)
Net cash used in operating activities	(152,080)	(446,178)

Effect of foreign currency translation	(1,008)	(1,742)

Net decrease in cash and cash equivalents	(153,088)	(447,920)
Cash at beginning of period	156,574	687,602
Cash at end of period	$3,486	$239,682

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

There were no non-cash financing or investing activities for the periods presented.

SEE ACCOMPANYING NOTES

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS

The accompanying condensed interim consolidated financial statements include the accounts of Oculus Visiontech Inc. (“Oculus”) and its wholly-owned subsidiary, ComplyTrust Inc. (“CTI”), (together “the Company”). All intercompany balances and transactions have been eliminated upon consolidation. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

The Company is a designer of digital watermarking services and solutions. At September 30, 2024 and for the two-year periods ended December 31, 2023 and December 31, 2022, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principals of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with management’s Discussion and Analysis, for the year ended December 31, 2023. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

2.	GOING CONCERN

These condensed interim consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $231,930 for the period ended September 30, 2024 and, in addition the Company incurred losses of $495,818 for the period ended September 30, 2023. As of September 30, 2024, the Company had an accumulated deficit of $48,618,576 and a working capital deficiency of $316,737. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able to raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The condensed interim consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

There are many external factors that can adversely affect general workforces, economies and financial markets globally. Examples include, but are not limited to, political conflict in other regions. It is not possible for the Company to predict the duration or magnitude of adverse results of such external factors and their effect on the Company’s business or ability to raise funds.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

These condensed interim consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On November 12, 2024, the Board approved the condensed interim consolidated financial statements dated September 30, 2024.

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

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

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

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at September 30, 2024	Ownership Interest at December 31, 2023	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

Research and development

Expenditures on research activities is recognized on the condensed interim consolidated statement of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at September 30, 2024, it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the period ended September 30, 2024, this calculation proved to be anti-dilutive, and therefore the Company’s 690,000 (2023: 1,815,000) stock options and 12,500,000 (2023: 12,500,000) warrants were excluded from the calculation.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

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

Functional currency

The Company’s condensed interim consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency. The functional currency of Oculus VisionTech Inc. is the Canadian (“CAD” or “C”) dollar and the functional currency of ComplyTrust Inc. is the U.S. dollar.

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2024	2023

Prepaid expenses	$3,125	$16,014
Tax Receivable – Canadian GST	10,002	11,367
	$13,127	$27,381

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023

Accounts payable	$79,912	$87,422
Accrued fees and liabilities	21,808	48,826
	$101,720	$136,248

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on September 30, 2024 and December 31, 2023.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As of September 30, 2024, there were Nil common shares held in escrow.

7.	STOCK OPTIONS

During the period ended September 30, 2024 and year ended December 31, 2023, the Company had a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. All of the options granted vest 20% every six months.

However, all options will be considered vested if one of the following criteria are met by the Company:

i.	Meeting sales forecasts:
-	The greater of either the 20% vesting every six months or based on a pro rata percentage of revenue earned by the Company’s subsidiary.

ii.	the listing of the Company on any national securities exchange.
iii.	a Change of Control Event.

During the nine months ended September 30, 2024, the Company did not grant any stock options and recorded $5,969 (2023: $75,936) of share-based compensation for vested portion that were previously granted.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

During the three months ended September 30, 2024, the Company did not grant any stock options and recorded $290 (2023: $14,923) of share-based compensation for vested portion that were previously granted.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2022	5,415,000	$0.50	$-
Expired	(3,850,000)	0.36	-
Options outstanding, December 31, 2023	1,565,000	$0.85	$-
Expired	(875,000)	1.03	-
Options outstanding, September 30, 2024	690,000	$0.63	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at September 30, 2024.

Details of options outstanding as at September 30, 2024 are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$0.600	590,000*	October 14, 2024	590,000	0.04
$0.800	100,000	January 31, 2025	100,000	0.34

	690,000		690,000

*subsequently expired

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2022	17,400,000	$0.28
Expired	(4,900,000)	$1.00
Warrants outstanding, December 31, 2023 and September 30, 2024	12,500,000	$0.001

Details of warrants outstanding as at September 30, 2024 are as follows:

Exercise price			Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$0.001	(1)	(USA)	12,500,000	June 4, 2025	-	0.68

			12,500,000		-

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) revenue sales projections per ComplyTrust Inc.’s 5-year proformas, or 2) listing on a major US exchange, or 3) change of control.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative expense for the period ended September 30, 2024 and 2023 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Filing and regulatory fees	$5,924	$8,514	$23,240	$26,557
Professional fees	16,129	13,614	43,428	39,722
Rent	10,684	10,936	32,280	32,587
Office and administration	18,859	45,985	45,887	101,830

	$51,596	$79,049	$144,835	$200,696

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development expense for the period ended September 30, 2024 and 2023 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Software development	$1,455	$4,624	$5,786	$59,123
Business development	-	-	358	3,952
Payroll	-	-	42	30,486

	$1,455	$4,624	$6,186	$93,561

11.	RELATED PARTIES

Related parties include Directors, officers, close family members and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Company defines its key management as Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company for the period ended September 30, 2024 and 2023 was as follows:

	2024	2023

Consulting	$75,000	$135,000
Selling general and administrative	47,757	79,913
Share-based compensation to directors and officers	-	1,442
	$122,757	$216,355

The Company for the periods ended September 30, 2024 and 2023 reimbursed a related party $47,757 and $79,913 respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $75,000 (2023 - $135,000) of consulting fees accrued to a company controlled by a director of the Company for the periods ended September 30, 2024 and 2023.

The Company also recorded share-based compensation of $Nil (2023 - $1,442) for options vested to related parties during the periods ended September 30, 2024 and 2023.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

(Stated in US Dollars)

(Unaudited)

12.	FINANCIAL INSTRUMENTS AND RISKS

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values. The three levels of the fair value hierarchy are described below.

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 – inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and

Level 3 – inputs for the asset or liability that are not based on observable market data (unobservable inputs).

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at September 30, 2024, the Company had a cash balance of $3,486 ( December 31, 2023 – $156,574) to settle current liabilities of $333,350 ( December 31, 2023 – $273,723). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at September 30, 2024 and December 31, 2023, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in the United States would change foreign exchange gain or loss by an insignificant amount.

13.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $3,950 (CND). For the periods ended September 30, 2024 and 2023 rent expense was $32,280 and $32,587, respectively.

OCULUS VISIONTECH INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2024 and 2023 were $Nil.

Cost of Sales

The cost of sales for the nine-month period ended September 30, 2024 and 2023 were $Nil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing liabilities, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, decreased in the period ended September 30, 2024. We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased moderately as a result of insignificant fluctuations in general costs.

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

Nine-month period ended September 30, 2024

Selling, general and administrative expenses for the nine months ended September 30, 2024 decreased to $144,835 from $200,696 for the comparable period. We incurred decreased costs during the period due to minimal corporate and filing activities during the fiscal period.

Three-month period ended September 30, 2024

Selling, general and administrative expenses for the three months ended September 30, 2024 decreased to $51,596 from $79,049 for the comparable period. We incurred decreased costs during the period due to minimal corporate and filing activities during the fiscal period.

Research and Development

Nine-month period ended September 30, 2024

Research and development for the nine months ended September 30, 2024 decreased to $6,186 from $93,561 for the comparable period. This was a result of the Company’s effort to reduce costs due to the minimal activity during the period.

Three-month period ended September 30, 2024

Research and development for the three months ended September 30, 2024 decreased to $1,455 from $4,624 for the comparable period. This was a result of the Company’s effort to reduce costs due to the minimal activity during the period.

Net Losses

Nine-month period ended September 30, 2024

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the nine months ended September 30, 2024 was $231,930 compared with a net loss of $495,818 for the comparative period.

Three-month period ended September 30, 2024

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended September 30, 2024 was $69,143 compared with a net loss of $140,507 for the comparative period.

Liquidity and Capital Resources

At September 30, 2024 our cash and cash equivalents position was $3,486, a decrease from $156,574 at December 31, 2023. We had a working capital deficiency of $316,737 and an accumulated deficit of $48,618,576 at September 30, 2024.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of September 30, 2024, we had $3,486 in cash. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for fiscal 2024 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2024, we have no off-balance sheet arrangements.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended September 30, 2024, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCULUS VISIONTECH INC.

November 12, 2024	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

November 12, 2024	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)