Form 10-K
period 2024-12-31
OCULUS INC.
filed 2025-03-20
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-29651

OCULUS INC.

(FORMERLY OCULUS VISIONTECH INC.)

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

The registrant had 91,422,569 shares of common stock outstanding as of March 20, 2025.

GENERAL

References herein to "we," "us," and "the Company" are to Oculus Inc. (formerly Oculus VisionTech Inc.) and our subsidiary.

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

Exchange Rate for Canadian Dollar

The accounts for Oculus are maintained in Canadian dollars which is the Company's functional currency. All dollar amounts contained herein are expressed in U.S. dollars, except as otherwise indicated. As at March 20, 2025, the exchange rate for Canadian dollars/United States dollars based on the Bank of Canada closing rate was $1.00 (CAD) = $0.6978 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2024 and 2023.

	Years ended December 31,
	2024	2023
At End of Year	0.6950	0.7383
Average	0.7302	0.7410
High	0.7510	0.7617
Low	0.6937	0.7207

PART I

Item 1.	Description of Business

Overview

Oculus Inc. (formerly Oculus VisionTech Inc.) (OVTZ) is a Canadian-based development-stage technology company focused on cyber security, data privacy and data protection solutions for Enterprise business customers. Headquartered in Vancouver, British Columbia, Canada, the company was originally founded by image processing experts and is operated by experienced leadership. Our mission is to provide intelligent software tools for continual enablement of data privacy and data protection for individuals, organizations and their customers worldwide, through a vision of mutually trusted data governance compliance. Currently, OVTZ is expanding and investing in a suite of new data protection and data privacy security products that will revolutionize CCPA, GDPR, LGPD and other data privacy legislation compliance for both data subjects and data controllers worldwide. Based on the initial data protection and data privacy product development and release, new cyber security product development can commence.

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

We were incorporated on April 18, 1986, as "First Commercial Financial Group Inc." in the Province of Alberta, Canada. In 1989, our name was changed to "Micron Metals Canada Corp.", which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, in order to focus on the digital media business. In 1995, we changed our name to "USA Video Interactive Corp." and continued out of the Province of Alberta into the State of Wyoming. At a shareholders meeting held on December 30, 2011, a resolution was passed to change our name to "Oculus VisionTech Inc." and to alter our share capital by way of a reverse stock split (share consolidation) on the basis of fifteen old common shares for one new common share. On January 25, 2012, we changed our name to "Oculus VisionTech Inc." In June 2020, OVTZ acquired OCL Technologies Corp. (“OCL”), a Delaware corporation data privacy software development startup based in San Diego, California. As a 100% wholly-owned subsidiary of OVTZ and to better align with customer and market focus, OCL has completed a corporate name change to ComplyTrust® Inc. (“CTI”) on January 21, 2021. Any and all OCL references throughout this document are synonymous with the new name change, CTI. On January 16, 2025, we changed our name to "Oculus Inc."

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

Our Forget-Me-Yes® (FMY) Software-as-a-Service (SaaS) data privacy solution is a highly-secure, Zero-Knowledge platform providing a single-source capability of continuous ‘right-to-be-forgotten’ (RtbF) and ‘right-of-erase’ (RoE) privacy compliance by incorporating automated policy-driven re-query services that guarantees a Data Subject’s requested RtbF/RoE data remains ‘forgotten’ over the life of their FMY subscription. FMY incorporates hybrid polymorphic encryption technology that ensures all User Interface, data-in-transit and data-at-rest remain secure and can only be accessed by the subscriber. With a cloud-native architecture, the FMY functionality can be utilized as either a complete turnkey SaaS subscription platform, or individually licensed for seamless integration with existing 3rd. party applications and data privacy platforms.

Our ComplyTrust® Software-as-a-Service Suite (CTSS) is a set of software tools specifically designed to address cloud-native data management and regulatory compliant data governance. CTSS will help to remove enterprise organizational barriers and blockers to further enable successful cloud migration and deployment that benefit the cloud infrastructure providers, enterprise organizations, and users collectively. CTSS helps to automate and visualize cloud compliance reporting across accounts, regions and services based on a variety of user-definable and data driven metrics.

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

Forget-Me-Yes® (FMY)

The Forget-Me-Yes® (FMY) Software-as-a-Service Platform specifically manages both Organizational and Individual Right-to-be-Forgotten (RtbF) and Right-of-Erase (RoE) compliance of data subject deletion requests of structured data for Brazil’s LGPD, Europe’s GDPR, California’s Consumer Privacy Act (CCPA), China’s Personal Information Protection Law (PIPL), Colorado’s Consumer Protection Act (CPA), Virginia’s Consumer Data Protection Act (CDPA) and Washington’s Privacy Act (WPA) regulations. At the end of 2024, the United States now have 12-states with enacted data privacy regulations.

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

Market Overview

The global data privacy software market is projected to reach $45.13 billion by 2032, with a CAGR of 35.5% from 2025 to 2032. The enterprise data protection solutions market is expected to exhibit significant growth, driven by the proliferation of digital data, compliance regulations, and technological advancements.

Key Products and Technologies

Forget-Me-Yes® (FMY)

FMY is a cloud-native SaaS platform addressing global 'Right-to-be-Forgotten' (RtbF) and 'Right-of-Erase' (RoE) compliance. It leverages AI-driven insights and blockchain technology for enhanced security and efficiency.

ComplyTrust® SaaS Suite (CTSS)

CTSS offers cloud-native data management and regulatory compliant data governance tools. It incorporates AI-powered threat detection and automated compliance features.

Cloud Document Protection System (Cloud-DPS)

While currently in a stand-alone state, Cloud-DPS utilizes digital watermarking technology for document authentication and protection. The global digital watermark technology market is projected to reach $233 million by 2033, growing at a CAGR of 9.2% from 2025 to 2033.

Strategic Initiatives

1.	AI Integration: Incorporating AI for automated alert management and reporting in FMY's Reinfection Prevention Technology (RPT).
2.	Cloud-Native Focus: Leveraging AWS infrastructure for FMY and expanding CTSS offerings across multiple cloud platforms.
3.	Partnerships: Exploring integrations with third-party software providers and potential OEMs.
4.	Market Expansion: Targeting Salesforce CRM organizations, cloud DevOps service providers, and Database-as-a-Service (DBaaS) providers.

Market Opportunities

●	The global Enterprise Governance, Risk and Compliance (eGRC) market is expected to reach over $134 billion by 2030.
●	The GDPR services market is projecting a 20% CAGR, with revenues expected to reach $6 billion by 2026.
●	The worldwide public cloud service market is forecasted to grow 21% in 2025, reaching $723.4 billion.

By focusing on cloud-native solutions, AI-driven technologies, and addressing the growing demand for data privacy and protection, Oculus Inc. is well-positioned to capture a significant portion of these expanding markets.

Although the Cloud-DPS product had been previously available under a subscription-based licensing model, it remains in its current stand-alone state after an engineering review. The effort required to modernize the underlying code-base into a cloud-native application that could be integrated with the CTSS platform was deemed significant.

Customers and Markets

OVTZ aims to capture a substantial portion of the cloud data privacy software and cloud native data protection service revenues within the rapidly growing data protection market. The global data privacy software market is projected to reach $66.71 billion by 2032, growing at a CAGR of 40%. Global regulatory enforcement of data privacy legislation continues to result in record-breaking fines, which are non-insurable losses and can cause significant brand damage. OVTZ's solutions help global organizations and individuals cost-effectively manage data privacy compliance. As of March 2025, OVTZ is actively working to monetize its cloud-native CTSS and FMY solutions, as well as the legacy Cloud-DPS technology.

Oculus Inc. (formerly Oculus VisionTech Inc.) is strategically positioned in the rapidly growing data protection and privacy markets. As of 2025, the company offers innovative cybersecurity, data privacy, and data protection solutions for enterprise customers.

Market Overview

The global data privacy software market is projected to reach $45.13 billion by 2032, with a CAGR of 35.5% from 2025 to 2032 (Fortune Business Insights, 2025). The enterprise data protection solutions market is expected to exhibit significant growth, driven by the proliferation of digital data, compliance regulations, and technological advancements.

Key Products and Technologies

Forget-Me-Yes® (FMY)

FMY is a cloud-native SaaS platform addressing global 'Right-to-be-Forgotten' (RtbF) and 'Right-of-Erase' (RoE) compliance. It leverages AWS infrastructure and incorporates AI technology for automated alert management and reporting.

ComplyTrust® SaaS Suite (CTSS)

CTSS offers cloud-native data management and regulatory compliant data governance tools. It is designed to help AWS customers better manage organizational data protection and compliance in an automated fashion.

Cloud Document Protection System (Cloud-DPS)

While currently in a stand-alone state, Cloud-DPS utilizes digital watermarking technology for document authentication and protection. It remains a potential component for future integration into the CTSS cloud-native toolset, pending significant development investment.

Strategic Initiatives

1.	AI Integration: Incorporating AI for automated alert management and reporting in FMY's Reinfection Prevention Technology (RPT).
2.	Cloud-Native Focus: Leveraging AWS infrastructure for FMY and expanding CTSS offerings across multiple cloud platforms.
3.	Partnerships: Exploring integrations with third-party software providers and potential OEMs.
4.	Market Expansion: Targeting Salesforce CRM organizations, cloud DevOps service providers, and Database-as-a-Service (DBaaS) providers.

Market Opportunities

●	The global Enterprise Governance, Risk and Compliance (eGRC) market is expected to reach over $134 billion by 2030 (Grand View Research, 2023).
●	The GDPR services market is projecting a 25.6% CAGR, with revenues expected to reach $11.06 billion by 2029 (OpenPR, 2025).
●	The worldwide public cloud service market is forecasted to grow 21% in 2025, reaching $723.4 billion (Gartner, 2024).
●	The global Data Protection as a Service (DPaaS) market is set to reach $161.5 billion by 2031, growing at a CAGR of 30.3% from 2025 to 2031 (The Insight Partners, 2025).

By focusing on cloud-native solutions, AI-driven technologies, and addressing the growing demand for data privacy and protection, Oculus Inc. is well-positioned to capture a significant portion of these expanding markets.

Initial CTSS customer focus will be within the cloud-native AWS segment within specific vertical markets including Aerospace, Financial Services, Genomics, Healthcare and Transportation. Follow-on cloud-native service enhancement targets include Azure, Digital Ocean, GCP, Rstor and Wasabi. Future CTSS offerings will include integration with other 3rd. party ISV’s and more.

Cloud-DPS

The original principal market for our Cloud-DPS product and services were businesses requiring digital document protection, authentication and storage. However, recent developments in the overall 'digital watermark' market necessitate a reassessment of the current Cloud-DPS technology applications.

Market Overview

●	The global digital signature market is projected to reach $13.32 billion in 2025 and grow at a CAGR of 30.88% to reach $51.17 billion by 2030 (1).
●	DocuSign commands 67% of the digital document market, significantly ahead of competitors (3).
●	The virtual data room (VDR) market is expected to reach $3.6 billion by 2025 at a CAGR of 14.9% during the forecast period 2020-2025 (4).
●	The global OTT content market is estimated to be valued at $292.15 billion in 2025 and is expected to reach $796.72 billion by 2032, exhibiting a CAGR of 15.4% from 2025 to 2032 (5).
●	The automatic content recognition market is anticipated to expand from $6.97 billion in 2025 to $20.89 billion by 2029, with a CAGR of 31.6% (6).

Potential New Applications

Cloud-DPS technology has potential applications in various areas, including:

●	Audio/audience monitoring marks, Content integrity and protection, Forensics, Reverse-image search, User tracing, Package identification

Potential new applications for Cloud-DPS technology include the following:

Supply Chain Traceability

Digital watermarking could revolutionize supply chain management by providing end-to-end traceability for products. This initiative could focus on:

●	Tracking the origin and journey of products
●	Ensuring authenticity and combating counterfeits and improving inventory management and reducing waste

Digital Content Protection

An initiative in this area could address the growing challenges of digital piracy and content theft. Key aspects could include:

●	Protecting copyrighted material across various digital platforms
●	Enabling more efficient content monetization and enhancing digital rights management

Smart Packaging for Consumer Engagement

This initiative could explore how digital watermarks can create interactive and informative packaging experiences. Potential applications include:

●	Providing detailed product information through smartphone scans
●	Enabling augmented reality experiences for marketing and education

Medical and Pharmaceutical Safety

An initiative in healthcare could focus on using digital watermarks to:

●	Ensure the authenticity of medications and medical devices
●	Track and trace pharmaceutical products throughout the supply chain

Sustainable Agriculture and Food Traceability

This initiative could apply digital watermarking to improve food safety and sustainability12. Key areas of focus might include:

●	Tracking the origin and journey of food products
●	Providing consumers with detailed information about farming practices and product freshness
●	Enhancing food recall efficiency and reducing food waste

CyberSecurity

Cybersecurity is the practice of protecting local on-premise, hybrid, private and public Cloud infrastructure (data, data centers, hardware, software) that are connected to the internet, from any unauthorized access. In 2025, cybersecurity has evolved to incorporate advanced AI technologies to combat increasingly sophisticated threats. Cybersecurity is a broad field of disciplines that fall under these seven main pillars:

Application Security (AppSec)

Security strategy protecting web applications by finding, fixing and preventing security vulnerabilities as part of a data-driven software development/deployment automation process. The market size escalated from $13.62 billion in 2024 to $16.61 billion in 2025, with a projected growth to $41.8 billion by 2029 at a CAGR of 26.0%1.

AI Use Case: AI-powered tools are now used for automated vulnerability scanning and real-time threat detection in application code, significantly reducing the time required for security testing and improving overall application security.

Cloud Security (CloudSec)

Security strategy that includes cybersecurity controls, policies, services to protect an organization's entire cloud deployment. The global cloud security market size is calculated at USD 40.81 billion in 2025 and is forecasted to reach around USD 121.04 billion by 2034, accelerating at a CAGR of 12.87% from 2025 to 20342.

AI Use Case: AI algorithms are employed to analyze vast amounts of cloud traffic data, identifying anomalies and potential threats in real-time, enhancing the overall security posture of cloud environments.

Endpoint Security (EDR)

Security strategy for secured communication with physical devices connected and exchanging information externally with the network. The endpoint security market size is expected to grow from $18.7 billion in 2025 to $29.69 billion in 2029 at a compound annual growth rate (CAGR) of 12.3%3.

AI Use Case: AI-driven endpoint detection and response (EDR) solutions use machine learning to identify and respond to advanced threats, including zero-day attacks and fileless malware.

IoT Security

Security strategy for secured communication with non-standard computing devices that connect wirelessly to the internet. The global IoT security market size is expected to reach USD 141.77 billion by 2030, registering a CAGR of 26.8% from 2025 to 20304.

AI Use Case: AI is used to monitor and analyze IoT device behavior, detecting anomalies that could indicate a security breach or compromised device.

Mobile Security (MobSec)

Security strategy for secured communication and protection for and with external users/endpoints that include smartphones, tablets, laptops and associated network. The market is set to expand from $8.1 billion in 2024 to $9.85 billion in 2025, demonstrating a compound annual growth rate (CAGR) of 21.6%5.

AI Use Case: AI-powered mobile threat defense solutions use machine learning to detect and prevent mobile-specific threats, including malicious apps and network-based attacks.

Network Security (NetSec)

Security strategy that protects the entire network from breaches, intrusion and threats via a combination of access control, antivirus, application security, analytics, endpoint protection, firewalls, VPN encryption, web, wireless and more. The network security market size was valued at USD 40.83 Billion in 2024 and is projected to reach USD 128.95 Billion by 2033, exhibiting a CAGR of 13.40% during 2025-20336.

AI Use Case: AI-driven network security solutions use machine learning algorithms to analyze network traffic patterns, identifying and responding to potential threats in real-time.

Zero Trust

A security strategy that implements a set of principles (assume breach, least-privilege-access, verify explicitly) to implement a trust-by-exception that is not reliant on any specific product or service. The Zero Trust Security Market size is estimated at USD 38.37 billion in 2025, and is expected to reach USD 86.57 billion by 2030, at a CAGR of 17.67% during the forecast period (2025-2030)7.

AI Use Case: AI is used to continuously monitor and analyze user behavior, device health, and network conditions to make real-time access decisions based on the Zero Trust principle of "never trust, always verify."

In 2025, AI has become an integral part of cybersecurity strategies across all these pillars. AI-powered systems are being used to enhance threat detection, automate response mechanisms, and provide predictive analytics for proactive security measures81214. These AI-driven solutions are helping organizations stay ahead of evolving cyber threats and address the growing cybersecurity skills gap1113.

There is a very large potential addressable market opportunity for the development and integration of specific cybersecurity capabilities and disciplines within the CTSS and FMY frameworks, but will require a significant new round of funding in 2025.

Materials and Supplies

We are currently in the proof-of-concept (POC) phase of implementing a cutting-edge DevSecOps framework leveraging cloud infrastructure and agentic AI. This approach aims to optimize costs and mitigate risks while exploring the potential of advanced technologies. Our strategy includes:

1.	Cloud-Native Infrastructure
a.	Utilizing containerized microservices orchestrated by Kubernetes on a major cloud platform
b.	Implementing infrastructure-as-code (IaC) using tools like Terraform for scalability and consistency
2.	Agentic AI Integration
a.	Deploying AI agents for autonomous security monitoring and threat detection
b.	Exploring the use of AIOpsLab for benchmarking and validating AI-driven cloud automation
3.	CI/CD Pipeline Enhancement
a.	Integrating AI-powered code analysis tools for early vulnerability detection
b.	Implementing automated security testing throughout the development lifecycle
4.	Security Automation
a.	Leveraging cloud-native security services for continuous compliance monitoring
b.	Exploring zero-trust architectures with AI-driven access control
5.	Agile Collaboration
a.	Utilizing cloud-based project management and communication tools
b.	Implementing virtual environments for seamless remote collaboration
6.	Disaster Recovery and High Availability
a.	Designing cloud-native backup and failover solutions
b.	Exploring multi-region deployments for enhanced resilience
7.	Compliance and Certification Roadmap
a.	Planning for cloud-specific security certifications (e.g., CSA STAR)
b.	Preparing for AI ethics and governance frameworks

This POC approach allows us to evaluate the effectiveness of these advanced technologies while maintaining flexibility to adjust our strategy based on results and emerging best practices in the rapidly evolving field of AI-driven DevSecOps

Competition

To successfully launch our products and services and derive revenues from our technology, we face competition from a number of companies with more established products and services within all our market sectors. Our specific key product technology differentiators and go-to-market efficiencies that clearly demonstrate OPEX cost benefits will drive acceptance, adoption, and relevance to meet and realize forecasted revenues. To the best of our knowledge and understanding of our competitive landscape, there are no seasonal limitations applicable.

Forget-Me-Yes® (FMY)

●	OneTrust: Founded in 2016, with $500M in FY24 revenues (Getlatka, 2024). Average subscription cost ranges from $27/month - $500/month.
●	TrustArc: Founded in 1997, with $59.4M in FY24 revenue (Getlatka, 2024). Average subscription cost is available by custom quotation only.
●	BigID: Founded in 2015. Average subscription cost is available by custom quotation only.
●	ControlCase: Founded in 2004. Average subscription cost starts at $500+/month.
●	Privitar: Founded in 2014. Average subscription cost is available by custom quotation only.

All above competitors have ISO/NIST and other regulatory compliant data management certifications.

ComplyTrust® SaaS Suite (CTSS)

●	Daegis/OpenText: Originally founded in 1980 and acquired by OpenText in 2015. Current revenue data not available.
●	StoredIQ: Founded in 2001, acquired by IBM in 2012, spun off into Breakwater Solutions in 2021 and now acquired by Repario in 2023. Current revenue data not available.
●	Tibco: Founded in 1997. Current revenue data not available.
●	Varonis: Founded in 2005. Current revenue data not available.

Cloud-DPS

Document Management-specific competitors

●	Adobe Doc Cloud: Founded in 2006 with Document Cloud revenue of $843 million in Q4 FY2024, up 17% year-over-year (Adobe, 2024).
●	Docusign: Founded in 2003 with total revenue of $736.0 million in Q2 FY2025, an increase of 7% year-over-year (PR Newswire, 2024).
●	HelloSign: Founded in 2010 and acquired by Dropbox in 2019. Current pricing ranges from $15 to $25 per month for standard plans, with custom pricing for premium plans (Oneflow, 2024).
●	MSB Docs: Founded in 2003. Current revenue data not available.
●	OneSpan: Founded in 1991, reported full year 2024 revenue of $243.2 million, a 3% increase year-over-year (Yahoo Finance, 2025).
●	SignNow: Founded in 2011. Current pricing ranges from $8 to $30 per user per month for standard plans, with custom pricing for site licenses (Signeasy, 2024).

Digital Watermark-specific competitors

●	Digify: Founded in 2011, a GMA New Media subsidiary. Current revenue data not available. Primarily focused on mobile application content management.
●	Digimarc: Founded in 1995 with total revenue of $38.4 million in FY2024, up from $34.9 million in FY2023. Leader in digital identity management for all forms of media.
●	Ipsos: Founded in 1975, recorded sales of €2,440.8 million in 2024, a 2.1% increase from 2023. Primarily focused on market research and consulting, including digital audio watermarking capabilities.
●	Sivisoft: Founded in 1997 and acquired Wetstone Technologies in 2022. Current revenue data not available. Focused on cybersecurity and computer forensics markets.
●	Vimeo: Launched in 2004 and acquired by IAC in 2016. Reported revenues of $417 million in FY2024, flat year-over-year. Focused on ad-free video sharing/streaming platform.

Cybersecurity

Potential Competitor Examples

●	Palo Alto Networks: Founded in 2005. Total revenues for FY2024 were $8.03 billion, a 16.5% increase from FY2023.
●	CrowdStrike: Founded in 2011. Annual revenue for 2024 was $3.056 billion, a 36.33% increase from 2023.
●	Check Point Software: Founded in 1993. Total revenues for FY2024 were $2.565 billion, a 6% increase year-over-year.
●	Okta: Founded in 2009. Total revenue for Q1 FY2024 was $518 million, an increase of 25% year-over-year.
●	CyberArk: Founded in 1999. Total revenue for FY2024 was $1.001 billion, representing 33% growth year-over-year.
●	Qualys: Founded in 1999. Revenues for Q4 2024 increased by 10% to $159.2 million compared to Q4 2023.
●	Varonis: Founded in 2005. Total revenues for FY2024 reached $551.0 million.

Research and Development

Oculus Inc. is currently focusing its R&D efforts on two main areas:

1.	Cloud-DPS 'Wavelet' digital watermark adaptive content protection technology
2.	CTSS and FMY cloud-native microservices technology

Forget-Me-Yes® (FMY) development includes:

●	Cloud-native data extraction query engine(s) for ETL and ELT processing of structured and unstructured data
●	Zero-knowledge symmetric encryption services
●	Cloud-native AI-driven bulk ingress/egress data processing services engine
●	Cloud-native multi-cloud services alerting/logging AI-driven engine

CTSS – ComplyScan® (CS) development includes:

●	Cloud-native backup compliance reporting
●	Backup snapshot validation services
●	Snapshot metadata indexing
●	Multi-cloud DR services

Cloud-DPS development includes:

●	Image (Radiology-X-ray) and Photo content protection for mobile Healthcare and Social Media markets
●	Mobile (Android/iOS) content security manager for Google Play store download
●	Blockchain capable Consumer Package tagging/watermarking for sorting and cross-value chain product management

The global digital watermark technology market is projected to reach $233 million by 2033, growing at a CAGR of 9.2% from 2025 to 2033 (Archive Market Research, 2025).

Our fiscal 2024 research and development expenditures were $6,926

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

Consideration for the acquisition of CTI was 12,500,000 common shares of the Company and 12,500,000 share purchase warrants exercisable until June 5, 2025. The share purchase warrants are exercisable only upon specific performance criteria being met. Such criteria being 1) targeted revenue sales projections met, or 2) listing on a major US exchange, or 3) change of control as defined below:

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

To date, we have not generated a profit or significant revenue from operations and in fact have incurred substantial losses. For the year ended December 31, 2024, we maintained $409,473 of working capital deficiency and sustained a net loss of $327,360 and had an accumulated deficit of $48,714,006.

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

We expect that we will require approximately $3,000,000 to $5,000,000 in financing to expand the research and development, and marketing of ComplyTrust’s suite of products in 2025, and further financing thereafter. If our capital requirements vary materially from those currently planned, we may require additional financing. We have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to remain in business.

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

Our sales were $Nil in 2024 and 2023. We expect that a small number of customers will account for a substantial portion of our revenue in the foreseeable future. The inability to increase the number of customers could limit our ability to maintain or increase our market share or could cause revenue to drop quickly and unexpectedly.

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

Our failure to manage or adequately address any one or more of these risks could result in our business suffering a material adverse effect.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity

Risk Management and Strategy

The Company has processes, policies and procedures for identifying, assessing, managing, and responding to cybersecurity threats and incidents. These are integrated into our overall risk management systems, as overseen by the Board, primarily through the Audit Committee. Our policies and procedures include protocols for assessing potential material impacts from cybersecurity threats, escalating to management and the Board of Directors, engaging external stakeholders, and reporting incidents based on applicable legal requirements.

We use specialized IT tools and services, including with the support of third-party service providers, to understand, manage, mitigate and continually remediate identified threats. The Company logs identified cybersecurity threats and tracks corresponding risk management activities. Identified cybersecurity threats are discussed with management for resolution planning and escalation. Testing of our security controls in connection with the auditing of our financial systems is completed annually.

We regularly evaluate the cybersecurity threats associated with third-party suppliers and service providers that have access to the Company’s networks, confidential information, and information systems. We provide third-party vendors, consultants, and partners with detailed security requirements for securing their connections to our IT networks. In addition, we seek to make third-party service providers contractually responsible for identifying and remediating security issues within their technology and service environment.

Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. While we have implemented a cybersecurity program, the techniques used to compromise IT systems continue to evolve. Accordingly, we may not be able to timely detect cybersecurity threats or anticipate and implement adequate security measures. For additional information regarding risks relating to privacy and cybersecurity, see “Item 1A – Risk Factors.”

Governance

The Board is responsible for overseeing the assessment and management of enterprise-level risks that may impact the Company. The Audit Committee has primary responsibility for overseeing risk management, including oversight of risks from cybersecurity threats. The CEO and CFO report on cybersecurity matters, including material threats, to the Audit Committee at regularly scheduled Audit Committee meetings, which is then discussed with the Board of Directors.

It is management’s responsibility to manage cybersecurity threats, as described above, and bring to the Board’s attention any material threats. Under the oversight of the Audit Committee, the Company’s CEO is primarily responsible for the assessment and management of cybersecurity threats and utilizes third-party consultants retained by the Company for advice.

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

The following table shows the high and low sales prices (in Canadian dollars) of our common shares as reported by the TSXV for the periods indicated.

TSX (Symbol “OVT”)
Period	High (CAD $)	Low (CAD $)
First Quarter 2023	0.20	0.13
Second Quarter 2023	0.15	0.085
Third Quarter 2023	0.115	0.07
Fourth Quarter 2023	0.08	0.035
First Quarter 2024	0.055	0.004
Second Quarter 2024	0.07	0.065
Third Quarter 2024	0.08	0.06
Fourth Quarter 2024	0.075	0.065

The following table shows the high and low prices of our common shares on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2023	0.14	0.08
Second Quarter 2023	0.12	0.04
Third Quarter 2023	0.10	0.05
Fourth Quarter 2023	0.06	0.02
First Quarter 2024	0.05	0.02
Second Quarter 2024	0.05	0.04
Third Quarter 2024	0.06	0.04
Fourth Quarter 2024	0.07	0.04

Transfer Agent

The Registrar and Transfer Agent for our shares of common stock is Computershare Trust Company of Canada located at 324 - 8th Avenue SW, Suite 800, Calgary, Alberta, T2P 2Z2.

Holders

As of March 20, 2025, there were 91,422,569 common shares outstanding, held by 1,383 shareholders of record. However, beneficial holders of the Company's common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is 1,383, the number of registered holders may not be representative of the number of beneficial owners.

Options

Details of options outstanding as at date of the report are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$0.800	100,000	January 31, 2025*	100,000	0.09

	100,000		100,000

*	subsequently expired

Warrants

Details of warrants outstanding as at date of the report are as follows:

Exercise price	Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$0.001 (1) (US)	12,500,000	June 4, 2025	-	0.43

	12,500,000		-

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

Securities Authorized For Issuance Under Equity Compensation Plans

As at December 31, 2024 there were 9,142,257 Options and 9,142,257 Share Units authorized for issuance under the under the Company’s Omnibus Equity Incentive Plan approved by the Board on July 19, 2023 and by Stockholders at the Company’s annual stockholder meeting held on September 15, 2023 (the “Omnibus Plan”). Since the last financial year end of December 31, 2024, as at March 20, 2025, the following securities were authorized for issuance under the Omnibus Plan:

	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
Plan Category	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
(excluding securities
reflected in column (a))
Equity compensation plans approved by security holders	Nil	$-0-	9,142,257 (Options) 9,142,257 (Share Units)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	Nil	$-0-	9,142,257 (Options) 9,142,257 (Share Units)

Omnibus Equity Incentive Compensation Plan

The Omnibus Plan approved by stockholders at the Company’s annual stockholder meeting held on September 30,2024 supersedes and replaces the Company’s 2023 Omnibus Plan.

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

The following is a summary of certain provisions of the Omnibus Plan. This summary is intended as a summary only and is qualified in its entirety by reference to the Omnibus Plan attached as Schedule “C” to the proxy statement prepared for the company’s annual stockholder meeting held on September 30, 2024.

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

Performance Graph

The graph below matches the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2500 index and the Dow Jones US Software index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2019 to 12/31/2024

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2025 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	12/19	12/20	12/21	12/22	12/23	12/24

Oculus Inc.	100.00	341.67	816.67	96.63	27.33	48.42
Russell 2500	100.00	119.99	141.81	115.76	135.93	152.24
Dow Jones US Software	100.00	146.65	195.29	130.96	209.14	246.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Begin:	12/31/2016
	Period End:	12/31/2024
Oculus Inc.
OVTZ

	Beginning

Date*	Transaction Type	Closing Price**	No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Tot. Return

31-Dec-16	Begin	0.161	256.41	-	-	-	256.410	100.00

31-Dec-17	Year End	0.067	256.41	-	-	-	256.410	41.28

31-Dec-18	Year End	0.080	256.41	-	-	-	256.410	17.15

31-Dec-19	Year End	0.120	256.41	-	-	-	256.410	20.51

31-Dec-20	Year End	0.410	256.41	-	-	-	256.410	30.77

31-Dec-21	Year End	0.980	256.41	-	-	-	256.410	30.77

31-Dec-22	Year End	0.145	256.41	-	-	-	256.410	30.77

31-Dec-23	Year End	0.050	256.41	-	-	-	256.410	30.77

31-Dec-24	Year End	0.058	256.41	-	-	-	256.410	30.77

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

As more fully discussed below we have not been profitable, and our revenues for 2024 and 2023 were $Nil. We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, both for the remainder of fiscal 2021 and thereafter, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

●	Accounting for stock-based compensation; and
●	Commitments and contingencies.

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

For the Year Ended December 31, 2024

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the year ended December 31, 2024.  We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased/increased moderately as a result of insignificant fluctuations in general costs.

Selling, general and administrative expenses for the year ended December 31, 2024 decreased by $50,953 to $223,545 from $274,498 for the year ended December 31, 2023. This included professional expenses for the year ended December 31, 2024 which decreased to $58,901 from $78,089 for the comparable year in 2023. We incurred decreased costs in 2024 due to minimal corporate and filing activities during the fiscal year.

Research and development for the year ended December 31, 2024 decrease to $6,926 from $95,884 for the comparable period in 2023. We incurred decreased costs in 2024 due to minimal activities during the fiscal year.

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

Research and Development

Research and development costs for the three months ended December 31, 2024, decreased to $740 from $2,323 for the comparable year in 20223 We incurred comparable costs in 2024 as the management maintain its decision in 2023, to develop CTSS (ComplyScan®) as well as the on-going development of our subsidiary’s Forget-Me-Yes® zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for fiscal 2024 was $327,360, compared with a net loss of $591,212 for fiscal 2023. Our total comprehensive loss for fiscal 2024 was $325,674 which includes currency translation differences of $1,686, compared with a comprehensive loss of $589,219 for fiscal 2023.

Liquidity and Capital Resources

At December 31, 2024 our cash position was $11,718, a decrease from $156,574 at December 31, 2023. We had a working capital deficiency of $409,473 and an accumulated deficit of $48,714,006 at December 31, 2024.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of December 31, 2024, we had $11,718 in cash. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for the fiscal 2025 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

Assuming the aforementioned $3 million to $5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities. Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $3 million to $5 million for fiscal 2025. We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Statement of Cash Flows

The Company had cash of $11,718 (2023 - $156,574) as of December 31, 2024.

The decrease in cash and cash equivalents during the year ended December 31, 2024 was primarily due to cash used in operating activities during the fiscal year.

Cash Flow used in Operating Activities

Cash and cash equivalents used in operating activities were $146,542 (2023 - $533,021) for the year ended December 31, 2024. Operating activities were affected by the change in non-cash working capital balances because of an increase in share-based compensation of $5,969, a decrease in accounts payable and accrued expenses of $30,597 and an increase in accounts payable and accrued expenses due to related parties of $205,887.

Off-Balance Sheet Arrangements

As of fiscal 2024 we have no off-balance sheet arrangements.

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

OCULUS INC. (FORMERLY OCULUS VISIONTECH, INC) AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

OCULUS INC. (FORMERLY OCULUS VISIONTECH, INC.) AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

AUDITOR INDEPENENCE REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Oculus Inc. (Formerly Oculus VisionTech Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oculus Inc. (Formerly Oculus VisionTech Inc.) (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $327,360 for the year ended December 31, 2024 and as of December 31, 2024, the Company had an accumulated deficit of $48,714,006 and a working capital deficiency of $409,473. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 20, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	December 31, 2024	December 31, 2023

ASSETS

Current Assets:
Cash	$11,718	$156,574
Prepaid expenses and other current assets (Note 4)	27,822	27,381
Total Assets	$39,540	$183,955

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICENCY)

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$105,651	$136,248
Accounts payable and accrued expenses – related parties	343,362	137,475
Total Current Liabilities	449,013	273,723

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued	-	-
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 91,422,569	46,850,710	46,850,710
Additional paid-in capital	1,485,000	1,479,031
Accumulated other comprehensive income (loss)	(31,177)	(32,863)
Accumulated deficit	(48,714,006)	(48,386,646)
Stockholders' Equity (Deficiency):	(409,473)	(89,768)
Total Liabilities and Stockholders' Equity ( Deficiency)	$39,540	$183,955

The accompanying notes form an integral part of these consolidated financial statements.

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US Dollars)

For the Years Ended December 31,	2024	2023

Expenses:
Consulting (Note 13)	$93,250	$148,500
Research and development (Note 10)	6,926	95,884
Selling, general and administrative (Notes 9 and 13)	223,545	274,498
Share-based compensation (Notes 7 and 13)	5,969	84,034

Loss from operations	(329,690)	(602,916)
Interest income	2,330	11,704

Net loss	(327,360)	(591,212)

Other comprehensive income
Currency translation differences	1,686	1,993

Total comprehensive loss	$(325,674)	$(589,219)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569

The accompanying notes form an integral part of these consolidated financial statements.

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Stated in US Dollars)

	Common Stock and Additional Paid in Capital
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at December 31, 2022	91,422,569	$46,850,710	$1,394,997	$(34,856)	$(47,795,434)	$415,417

Share-based compensation	-	-	84,034	-	-	84,034
Currency translation differences	-	-	-	1,993	-	1,993
Net loss	-	-	-	-	(591,212)	(591,212)

Balance at December 31, 2023	91,422,569	46,850,710	1,479,031	(32,863)	(48,386,646)	(89,768)

Share-based compensation	-	-	5,969	-	-	5,969
Currency translation differences	-	-	-	1,686	-	1,686
Net loss	-	-	-	-	(327,360)	(327,360)

Balance at December 31, 2024	91,422,569	$46,850,710	$1,485,000	$(31,177)	$(48,714,006)	$(409,473)

The accompanying notes form an integral part of these consolidated financial statements.

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Years ended December 31,	2024	2023

Cash flows from operating activities:
Net loss	$(327,360)	$(591,212)
Add back non-cash share-based compensation	5,969	84,034

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(441)	2,857
Increase (decrease) in accounts payable and accrued expenses	(30,597)	2,452
Increase (decrease) in accounts payable and accrued expenses due to related parties	205,887	(31,152)
Net cash used in operating activities	(146,542)	(533,021)

Effect of foreign currency translation on cash	1,686	1,993

Net decrease in cash	(144,856)	(531,028)
Cash at beginning of year	156,574	687,602
Cash at end of year	$11,718	$156,574

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

The accompanying notes form an integral part of these consolidated financial statements.

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

The Company is a designer of digital watermarking services and solutions. At December 31, 2024 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

2.	GOING CONCERN

These consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $327,360 for the year ended December 31, 2024 and, in addition the Company incurred losses of $591,212 for the year ended December 31, 2023. As of December 31, 2024, the Company had an accumulated deficit of $48,714,006 and a working capital deficiency of $409,473. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able to raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management.  The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 20, 2025, the Board approved the consolidated financial statements dated December 31, 2024.

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

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Stated in US Dollars)

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at December 31, 2024	Ownership Interest at December 31, 2023	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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
●

continuation as a going concern is dependent on its ability to raise capital and attain profitable operations. In the foreseeable future, the Company will have to rely on the issuance of shares or the exercise of options and warrants or the issuance of debt securities to fund ongoing operations. The ability of the Company to raise capital will depend on market conditions; it may not be possible for the Company to raise capital on acceptable terms or at all.

Cash

Cash includes cash on hand, and deposits held at call with financial institutions.

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

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Stated in US Dollars)

Research and development

Expenditure on research activities is recognized on the consolidated statements of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at December 31, 2024 it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2024 and 2023, this calculation proved to be anti-dilutive, and therefore the Company’s 100,000 (2023 - 1,565,000) stock options and 12,500,000 (2023 - 12,500,000) warrants were excluded from the calculation.

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Stated in US Dollars)

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

Recently adopted accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This standard requires disclosure of additional information about specific expense categories in the notes to financial statements on an annual and interim basis. This ASU becomes effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently assessing the impact of this ASU.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Reportable Segment Disclosures.” This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective for annual periods beginning after December 15, 2024. We are currently assessing the impact of this ASU.

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This standard requires disclosure of significant segment expenses and other segment items by reportable segment. We adopted ASU No. 2023-07 effective December 31, 2024.

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Stated in US Dollars)

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2024	2023

Prepaid expenses	$16,323	$16,014
Tax Receivable – Canadian GST	11,499	11,367
	$27,822	$27,381

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2024	2023

Accounts payable	$79,856	$87,422
Accrued fees and expenses	25,795	48,826
	$105,651	$136,248

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on December 31, 2024 and 2023.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As of December 31, 2024, there were Nil common shares held in escrow.

7.	OMNIBUS EQUITY INCENTIVE COMPENATION PLAN

As of December 31, 2024, the the Company’s Omnibus Equity Incentive Plan approved by the Board on August 9, 2024 (the “Omnibus Plan”), which was most recently approved by Stockholders at the Company’s annual stockholder meeting held on September 30, 2024.

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

During the year ended December 31, 2024, the Company did not grant any stock options and recorded $5,969 (2023 - $84,034) of share-based compensation for vested portion of options that were previously granted.

The changes in options are as follows:

	Number of options	Weighted average exercise price (CAD)	Aggregate Intrinsic Value

Options outstanding, December 31, 2022	5,415,000	$0.50	$3,910,950
Granted	(3,850,000)	0.36	-
Options outstanding, December 31, 2023	1,565,000	0.85	-
Expired	(1,465,000)	0.86	-
Options outstanding, December 31, 2024	100,000	$0.80	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2024.

Details of options outstanding as at December 31, 2024 are as follows:

Exercise price (CAD)	Number of options outstanding	Expiry date	Number of options exercisable	Remaining contractual life (years)

$0.800	100,000	January 31, 2025*	100,000	0.09

	100,000		100,000

* expired subsequent to December 31, 2024

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price (CAD)	Aggregate Intrinsic Value

Warrants outstanding, December 31, 2022	17,400,000	$0.28	$-
Expired	(4,900,000)	(1.00)	-
Warrants outstanding, December 31, 2023 and 2024	12,500,000	$0.001	$-

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Stated in US Dollars)

Details of warrants outstanding as at December 31, 2024 are as follows:

Exercise price		Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$0.001	(1) (USA)	12,500,000	June 4, 2025	-	0.43

		12,500,000		-

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) targeted revenue sales projections met, or 2) listing on a major US exchange, or 3) change of control.

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

Filing and regulatory fees	$31,288	$32,862
Professional fees	58,901	78,089
Rent	42,865	43,269
Office and administration	90,491	120,278

	$223,545	$274,498

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development costs for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

Software development	$6,526	$61,446
Business development	358	3,952
Payroll	42	30,486

	$6,926	$95,884

11.	FINANCIAL INSTRUMENTS AND RISKS

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

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Stated in US Dollars)

Fair value of financial instruments

The Company has various financial instruments including cash, receivables, accounts payable and accrued liabilities and accounts payable and accrued liabilities - related parties. The carrying values of cash, receivables, accounts payable and accrued liabilities, and accounts payable and accrued liabilities - related parties approximate their fair values due to the short-term nature of these financial instruments.

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at December 31, 2024, the Company had a cash balance of $11,718 (2023 – $156,574) to settle current liabilities of $449,013 (2023 – $273,723). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at December 31, 2024 and 2023, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in United States would change foreign exchange gain or loss by an insignificant amount.

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Stated in US Dollars)

12.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	December 31, 2024	December 31, 2023

Loss before taxes for the year	$(327,360)	$(591,212)

Expected income tax (recovery)	$(92,000)	$(165,000)
Effect of change in tax rates	6,000	-
Permanent differences	-	23,000
Adjustment to prior years provision	(12,000)	(7,000)
Expiry of non-capital losses	159,000	-
Change in unrecognized deductible temporary	(61,000)	135,000

Total income taxes	$-	$-

Current income tax	$-	$-
Deferred tax recovery	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	December 31, 2024	December 31, 2023

Research and development	$179,000	$213,000
Non-capital losses	$6,934,000	$6,936,120

	$7,113,000	$7,149,120
Unrecognized deferred tax assets	(7,113,000)	(7,149,120)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2024	Expiry Date Range	2023	Expiry Date Range
Temporary Differences
Research and development	$642,000	No expiry date	$760,000	No expiry date
Non-capital losses available for future periods	$24,777,000	2023 to indefinite	$24,787,000	2023 to indefinite
Canada	$17,766,000	2024 to 2037	$18,610,000	2023 to 2037
USA	$7,011 ,000	No expiry date	$5,350,000	No expiry date

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Stated in US Dollars)

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

The Company defines its key management as the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company was as follows:

	Years ended December 31,
	2024	2023

Consulting	$90,000	$148,500
Selling general and administrative	63,546	94,356
Share-based compensation to directors and officers	-	1,442
	$153,546	$244,298

The Company for the years ended December 31, 2024 and 2023 reimbursed a related party $63,546 and $94,356, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $90,000 (2023 - $148,500) of consulting fees accrued to a company controlled by a director of the Company for the years ended December 31, 2024 and 2023.

The Company also recorded share-based compensation of $Nil (2023 - $1,442) for options vested to related parties during the years ended December 31, 2024 and 2023.

14.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $4,645 (CAD). For the years ended December 31, 2024 and 2023 rent expense was $40,837 and $41,241, respectively.

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

Item 9B.	Other Information

Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Our current directors and executive officers and their respective ages as of March 20, 2025, are as follows:

Name and Province or State and Country of Residence	Age	Position	Period of Service
Rowland Perkins Alberta, Canada	72	Director, President and Chief Executive Officer	Since 2005
Anton J. Drescher [1] British Columbia, Canada	68	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Fabrice Helliker, Broadstone, UK	57	Director	Since 2020
Maurice Loverso [1] Quebec, Canada	64	Director	Since 2003
Tom Perovic Ontario, Canada	72	Director	Since 2011
Ron Wages [1] North Carolina, USA	62	Director	Since 2011

Note:

1	Member of audit committee.

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

Anton J. Drescher - Chief Financial Officer, Secretary and Director

Mr. Drescher has been a Chartered Professional Accountant, Certified Management Accountant since 1981. He is currently involved with several public companies including as: a director (since 1991) of International Tower Hill Mines Ltd., a public mining company listed on the TSX and the NYSE-MKT; a director (since 1996) and Chief Financial Officer (since 2012) of Xiana Mining Inc., a public mineral exploration company listed on the TSXV/NEX; a director (since 2007) and the Chief Financial Officer of Oculus Inc., a public company involved in watermarking of film and data listed on the TSXV and the OTC Bulletin Board; a director (since 2014) of CENTR Brands Corp., a public company listed on the CSE; a former director (2020-2023) of Zeb Nickle Corp. (formerly Blue Rhino Capital Corp.), a public company listed on the TSXV; a former director (2020-2021) of Lamaska Capital Corp., a public company listed on the TSXV. Mr. Drescher is also the President (since 1979) of Westpoint Management Consultants Limited, a private company engaged in tax and accounting consulting for business reorganizations, and the President (since 1998) of Harbour Pacific Capital Corp., a private company involved in regulatory filings for businesses in Canada.

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

Significant Employees

There are no significant employees of the Company other than our executive officers. However, our subsidiary, ComplyTrust Inc. (“CTI”), formerly OCL Technologies Corp. (“OCL”), had entered into an employment contract with Mike Johnson, who was the co-founder, President and a director of CTI, effective February 1, 2022, whereby Mr. Johnson provided product manager services for product development based on proprietary ideas developed by CTI. The term of the employment contract ended on January 31, 2023, as agreed to in writing by CTI and Mr. Johnson. Mr. Johnson was a director and officer of CTI from June 12, 2020 to January 31, 2023. From March 2017 to February 2020, Mr. Johnson was a Business Development Director with the Archival Solutions Division at Sony Electronics where he provided clarity and thought-leadership for introduction of PetaByte-class enterprise storage solutions to the autonomous vehicle/IoT, big data and high-performance compute markets worldwide. Mr. Johnson obtained and undergraduate degree in Audio Engineering from SoundMaster Institute located in Hollywood, California in 1980, and obtained undergraduate degrees in Business and Computer Science from Fullerton College located in Fullerton, California in 1984. Subsequent to Mr. Johnson’s resignation, Anton J. Drescher will act as the interim President and CEO while the Company initiates plans to build out a new CTI executive leadership team focused on continued software development, new customers acquisition and revenue generation.

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

The Audit Committee meets with our independent auditors at least quarterly to discuss the results of the annual audit or interim periodic reviews and to review the financial statements; appoints the independent auditors to be retained; oversees the independence of the independent accountants; evaluates the independent auditors’ performance; approves fees paid to independent auditors and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met informally by telephone conference during fiscal 2024.

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

Compensation Committee

At present, the company does not have a formal Compensation Committee. All compensation is controlled, managed, and reviewed by the company Board of Directors. As of December 31, 2024, company executives or directors received no compensation for services rendered other than granted stock options.

Item 11.	Executive Compensation

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers for the last three completed fiscal years, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers").

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)[1]	LTIP Payouts	All Other Compen- sation
		$	$	$	$		$	$

Drescher,	2024	-0-	-0-	90,000	-0-	-0-	-0-	-0-
Anton	2023	-0-	-0-	148,500	-0-	-0-	-0-	-0-
CFO	2022	-0-	-0-	135,000	-0-	-0-	-0-	-0-

Perkins,	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rowland	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2024 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End December 31, 2024	Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)1	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Drescher, Anton	Nil	-0-	Nil / Nil	-0-	/	-0-
Perkins, Rowland	Nil	-0-	Nil / Nil	-0-

Compensation of Directors

Directors receive no compensation for their service as such.

The following table sets forth compensation awarded to, earned by or paid to Oculus's directors for the last three completed fiscal years.

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)[1]	LTIP Payouts	All Other Compen- sation
		$	$	$	$		$	$

Loverso,	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Maurice	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Pervic,	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tom	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wages	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Helliker	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fabrice	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The following table sets forth certain information concerning exercises of stock options by directors during the year ended December 31, 2024 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End December 31, 2024	Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)1	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Loverso, Maurice	Nil	-0-	Nil / Nil	-0-	/	-0-
Pervic, Tom	Nil	-0-	Nil / Nil	-0-	/	-0-
Wages, Ron	Nil	-0-	Nil / Nil	-0-	/	-0-
Helliker, Fabrice	Nil	-0-	Nil / Nil	-0-	/	-0-

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2025, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock; and

●	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 91,422,569 shares of common stock outstanding as of March 20, 2025.

For the purposes of the information provided below, Common Shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2024, when there were deemed to be 91,422,569 shares of common stock (“Common Shares”) of the Company outstanding and beneficially owned by the stockholders for the purpose of computing the number of Common Shares and percentage ownership of each holder are reported below, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:

Anton J. Drescher, Chief Financial Officer, Corporate Secretary and Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	21,804,540(2)	23.85%

Maurice Loverso, Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	Nil	Nil

Rowland Perkins, President, Chief Executive Officer and Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	600,000(3)	0.66%

Tom Perovic, Director c/o #057, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	1,895,000(4)	2.07%

Ron Wages, Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	200,000(5)	.22

Fabrice Helliker, Director c/o #507, 837 West Hastings Street Vancouver, British Columbia, Canada, V6C 3N6	325,000(6)	.35

All directors and executive officers as a group (6 persons)	24,824,540	27.15%

Notes:

*	Less than one percent.
(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of March 20, 2025, there were 91,422,569 shares of common stock of the Company issued and outstanding.

(2)	This figure represents 13,804,540 shares of common stock held directly by Anton J. Drescher.
(3)	This figure represents 8,600,000 shares of common stock held directly by Rowland Perkins.
(4)	This figure represents (i) 1,800,000 shares of common stock held by 4C Inc., an entity controlled by Tom Perovic, and (ii) 95,000 shares of common stock held directly by Mr. Perovic.
(5)	This figure represents 200,000 shares of common stock held directly by Ron Wages.
(6)	This figure represents 325,000 shares of common stock held by 14D9OCL LLC, an entity in which Fabrice Helliker has a 20% ownership interest.

Name	Shares Owned	Percentage of Class
N/A	-0-	0.00%
Person known to us to beneficial own more than 5%	-0-	0.00%

Item 13.	Certain Relationships and Related Transactions.

The Company for the years ended December 31, 2024 and 2023 reimbursed a related party $63,546 and $94,356, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $90,000 (2023 - $148,500) of consulting fees accrued to a company controlled by a director of the Company for the years ended December 31, 2024 and 2023.

The Company also recorded share-based compensation of $Nil (2022 - $1,442) for options vested to related parties during the years ended December 31, 2024 and 2023.

Item 14.	Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Davidson and Company LLP, for the audit of our annual financial statements for the years ended December 31, 2024 and 2023.

Year ended December 31	2024	2023
Audit fees	$22,400	$22,400
Audit-related fees	-	-
Tax fees	8,500	8,500
All other fees	-	-
Total	$30,900	$30,900

The Audit Committee reviews all audit and non-audit related fees at least annually. The Audit Committee pre-approved all audit and non-audit related services in fiscal 2024 and 2023.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

3.1	Articles of Amendment (Wyoming) September 30, 2024.

3.2	Articles of Amendment (Wyoming) filed January 26, 2012 (incorporated by reference from Exhibit 99 to the registrant's Forn 8-K).

3.3	Articles of Continuance (Wyoming) filed February 16, 1995 (incorporated by reference from Exhibit 3.1 to the registrant's Form 10).

The following exhibits are filed as part of this Annual Report.

3.4	Articles of Amendment (Alberta) filed January 3, 1995 (incorporated by reference from Exhibit 3.2 to the registrant's Form 10).

3.5	Articles of Amendment (Alberta) filed June 28, 1993 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10).

3.6	Articles of Amendment (Alberta) filed April 6, 1992 (incorporated by reference from Exhibit 3.4 to the registrant's Form 10).

3.7	Articles of Amendment (Alberta) filed September 1, 1989 (incorporated by reference from Exhibit 3.5 to the registrant's Form 10).

3.8	Articles of Incorporation (Alberta) filed April 18, 1986 (incorporated by reference from Exhibit 3.6 to the registrant's Form 10).

3.9	Bylaws (incorporated by reference from Exhibit 3.7 to the registrant's Form 10).

4.3	Share Option Plan (incorporated by reference from Exhibit 4.3 to the registrant's Form 10).

10.4	Alliance Partner Agreement dated November 11, 1999, between Exodus Communications, Inc. and registrant (incorporated by reference from Exhibit 10.4 to the registrant's Form 10).

21.	Subsidiaries of the Registrant:

Name	State of Incorporation	Status
USA Video (California) Corporation	Nevada	Dissolved
USA Video Corporation	Texas	Dissolved
Old Lyme Video Productions Inc.	Wyoming	Dissolved
USA Video Technology Corporation	Wyoming	Dissolved
USVO, Inc.	Connecticut	Dissolved
ComplyTrust® Inc. (Formerly OCL Technologies Corp.)	Delaware	Active

31.1	Certification of the Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS INC.

Dated: March 20, 2025	By: /s/ Rowland Perkins Rowland Perkins Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rowland Perkins	Chief Executive Officer (Principal Executive Officer), Director	March 20, 2025
Rowland Perkins

/s/ Anton J. Drescher	Chief Financial Officer, (Principal financial officer and principal accounting officer), Director	March 20, 2025
Anton J. Drescher

/s/ Maurice Loverso	Director	March 20, 2025
Maurice Loverso

/s/ Tom Perovic	Director	March 20, 2025
Tom Perovic

/s/ Ron Wages	Director	March 20, 2025
Ron Wages

/s/ Fabrice Helliker	Director	March 20, 2025
Fabrice Helliker