Form 10-Q
period 2025-03-31
OCULUS INC.
filed 2025-05-12
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-29651

OCULUS INC.
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

As at May 12, 2025, there were 91,422,569 shares of the registrant’s common stock outstanding

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

The Company believes the items outlined above are important factors that could cause estimates included in its financial statements to differ materially from the actual results and those expressed in a forward-looking statement made in this report or elsewhere by the Company or on its behalf. The Company has discussed these factors in more detail under “Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (i) be aware that factors not referred to above could affect the accuracy of the Company’s forward-looking statements and (ii) use caution when considering the Company’s forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS

Current Assets:
Cash	$8,094	$11,718
Prepaid expenses and other current assets (Note 4)	35,562	27,822
Total Assets	$43,656	$39,540

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued liabilities (Note 5)	$150,325	$105,651
Accounts payable and accrued liabilities - related parties	406,052	343,362
Total current liabilities	556,377	449,013

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 91,422,569 as at March 31, 2025 and December 31, 2024 respectively	46,850,710	46,850,710
Additional paid in capital	1,485,000	1,485,000
Accumulated other comprehensive loss	(31,515)	(31,177)
Accumulated deficit	(48,816,916)	(48,714,006)
Stockholders' equity (deficiency)	(512,721)	(409,473)
Total Liabilities and Stockholders' Equity (Deficiency)	$43,656	$39,540

Going concern (Note 2)

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US Dollars) (Unaudited)

	For the three months ended March 31,
	2025	2024

Expenses:
Consulting (Note 11)	$15,000	$30,500
Research and development (Note 10)	277	2,180
Selling, general and administrative (Notes 9 and 11)	87,637	47,184
Stock-based compensation (Notes 7 and 11)	-	4,392

Loss from operations	(102,914)	(84,256)
Interest income	4	1,440

Net loss	(102,910)	(82,816)

Other comprehensive loss
Currency translation differences	(338)	(570)

Total comprehensive loss	$(103,248)	$(83,386)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Stated in US Dollars) (Unaudited)

Three Month Period Ended March 31, 2025

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at December 31, 2024	91,422,569	$46,850,710	$1,485,000	$(31,177)	$(48,714,006)	$(409,473)

Currency translation differences	-	-	-	(338)	-	(338)
Net loss	-	-	-	-	(102,910)	(102,910)

Balance at March 31, 2025	91,422,569	$46,850,710	$1,485,000	$(31,515)	$(48,816,916)	$(512,721)

Three Month Period Ended March 31, 2024

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at December 31, 2023	91,422,569	$46,850,710	$1,479,031	$(32,863)	$(48,386,646)	$(89,768)

Stock-based compensation	-	-	4,392	-	-	4,392
Currency translation differences	-	-	-	(570)	-	(570)
Net loss	-	-	-	-	(82,816)	(82,816)

Balance at March 31, 2024	91,422,569	$46,850,710	$1,483,423	$(33,433)	$(48,469,462)	$(168,762)

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

Three months ended March 31,	2025	2024

Cash flows from operating activities:
Net loss	$(102,910)	$(82,816)
Add back non-cash share-based compensation	-	4,392
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(7,740)	11,879
Increase (decrease) in accounts payable and accrued liabilities	44,674	(22,445)
Increase in accounts payable and accrued liabilities – related parties	62,690	27,697
Net cash used in operating activities	(3,286)	(61,293)

Effect of foreign currency translation	(338)	(570)

Net decrease in cash and cash equivalents	(3,624)	(61,863)
Cash at beginning of period	11,718	156,574
Cash at end of period	$8,094	$94,711

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

There were no non-cash financing or investing activities for the periods presented.

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2025 AND 2024

(Stated in US Dollars)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS

The accompanying condensed interim consolidated financial statements include the accounts of Oculus Inc. (“Oculus”) and its wholly-owned subsidiary, ComplyTrust Inc. (“CTI”), (together “the Company”). All intercompany balances and transactions have been eliminated upon consolidation. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

The Company is a designer of digital watermarking services and solutions. At March 31, 2025 and for the two-year periods ended December 31, 2024 and December 31, 2023, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principals of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with management’s Discussion and Analysis, for the year ended December 31, 2024. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

2.	GOING CONCERN

These condensed interim consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $102,910 for the three month period ended March 31, 2025 and, in addition the Company incurred losses of $82,816 for the three month period ended March 31, 2024. As of March 31, 2025, the Company had an accumulated deficit of $48,816,916 and a working capital deficiency of $512,721. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able to raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The condensed interim consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

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

Basis of consolidation

These condensed interim consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On May 12, 2025, the Board approved the condensed interim consolidated financial statements dated March 31, 2025.

These condensed interim consolidated financial statements include the financial statements of the Company and the entities controlled by the Company. The financial statements of subsidiaries are included in the condensed interim consolidated financial statements from the date that control commences until the date that control ceases.

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2025 AND 2024
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

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at March 31, 2025	Ownership Interest at December 31, 2024	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2025 AND 2024
(Stated in US Dollars)
(Unaudited)

Research and development

Expenditure on research activities is recognized on the consolidated statements of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at March 31, 2025 it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the three months ended March 31, 2025 and 2024, this calculation proved to be anti-dilutive, and therefore the Company’s Nil ( March 31, 2024 – 100,000) stock options and 12,500,000 ( March 31, 2024 - 12,500,000) warrants were excluded from the calculation.

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2025 AND 2024
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

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This standard requires disclosure of significant segment expenses and other segment items by reportable segment. We adopted ASU No. 2023-07 effective March 31, 2025.

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2025 AND 2024
(Stated in US Dollars)
(Unaudited)

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2025	2024

Prepaid expenses	$20,583	$16,323
Tax Receivable – Canadian GST	14,979	11,499
	$35,562	$27,822

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024

Accounts payable	$106,101	$79,856
Accrued fees and liabilities	44,224	25,795
	$150,325	$105,651

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on March 31, 2025 and December 31, 2024.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As of March 31, 2025, there were Nil common shares held in escrow.

7.	STOCK OPTIONS

During the period ended March 31, 2025 and year ended December 31, 2024, the Company had a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. All of the options granted vest 20% every six months.

However, all options will be considered vested if one of the following criteria are met by the Company:

i.	Meeting sales forecasts:
-	The greater of either the 20% vesting every six months or based on a pro rata percentage of revenue earned by the Company’s subsidiary.

ii.	the listing of the Company on any national securities exchange.
iii.	a Change of Control Event.

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2025 AND 2024
(Stated in US Dollars)
(Unaudited)

During the three months ended March 31, 2025, the Company did not grant any stock options and recorded $Nil (2024: $4,392) of share-based compensation for vested portion that were previously granted.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2023	1,565,000	$0.85	$-
Expired	(1,465,000)	0.86	-
Options outstanding, December 31, 2024	100,000	0.80	-
Expired	(100,000)	0.80	-
Options outstanding, March 31, 2025	-	$-	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at March 31, 2025.

There are no options outstanding as at March 31, 2025.

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2023	17,400,000	$0.28
Expired	(4,900,000)	1.00
Warrants outstanding, December 31, 2024 and March 31, 2025	12,500,000	$0.001

Details of warrants outstanding as at March 31, 2025 are as follows:

Exercise price		Number of warrants outstanding	Expiry date	Number of warrants exercisable	Remaining contractual life (years)

$0.001	(1) (USA)	12,500,000	June 4, 2025	-	0.18

		12,500,000		-

(1)

No share purchase warrants are exercisable until specific performance criteria have been met. Such criteria being 1) revenue sales projections per ComplyTrust Inc.’s 5-year proformas, or 2) listing on a major US exchange, or 3) change of control.

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2025 AND 2024
(Stated in US Dollars)
(Unaudited)

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative expense for the periods ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
	2025	2024

Filing and regulatory fees	$14,475	$11,447
Professional fees	48,959	11,685
Rent	10,706	10,885
Office and administration	13,497	13,167

	$87,637	$47,184

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development expense for the periods ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
	2025	2024

Software development	$277	$2,180

	$277	$2,180

11.	RELATED PARTIES

Related parties include Directors, officers, close family members and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Company defines its key management as Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company for the three months periods ended March 31, 2025 and 2024 was as follows:

	2025	2024

Consulting	$15,000	$30,000
Selling general and administrative	14,808	14,196
	$29,808	$44,196

The Company for the three months periods ended March 31, 2025 and 2024 reimbursed a related party $14,808 and $14,196 respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $15,000 (2024 - $30,000) of consulting fees accrued to a company controlled by a director of the Company for the three months periods ended March 31, 2025 and 2024.

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2025 AND 2024
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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at March 31, 2025, the Company had a cash balance of $8,094 ( December 31, 2024 – $11,718) to settle current liabilities of $556,377 ( December 31, 2024 – $449,013). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at March 31, 2025 and December 31, 2024, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in the United States would change foreign exchange gain or loss by an insignificant amount.

13.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $4,645 (CAD). For the periods ended March 31, 2025 and 2024 rent expense was $10,199 and $10,885, respectively.

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2025 AND 2024
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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

OVERVIEW OF THE COMPANY

Oculus Inc. (OVTZ) is a Canadian-based development-stage technology company focused on cyber security, data privacy and data protection solutions for Enterprise business customers. Headquartered in Vancouver, British Columbia, Canada, the company was originally founded by image processing experts and is operated by experienced leadership. Currently, OVTZ is expanding and investing in a suite of new data protection and data privacy security products that will revolutionize CCPA, GDPR, LGPD and other data privacy legislation compliance for both data subjects and data controllers worldwide. Our mission is innovation of viable software tools that enable intelligent automated solutions for public cloud customer services and needs specific to data privacy and data protection for individuals, organizations and their customers worldwide, through a vision of mutually trusted data compliance.

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

CRITICAL ACCOUNTING POLICIES (AND ESTIMATES)

In preparing its consolidated financials statement, the Company follows GAAP, which is described in Note 3, Summary of Significant Accounting Policies, to the Company’s December 31, 2024 Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K. The application of these principles requires significant judgements or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financials information disclosures. Except as noted in Note 3, Summary of Significant Accounting Policies, of the Company’s financials statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2024.

RESULTS OF OPERATIONS

Sales

Sales for the three-month period ended March 31, 2025 and 2024 were $Nil.

Cost of Sales

The cost of sales for the three-month period ended March 31, 2025 and 2024 were $Nil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing liabilities, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the period ended March 31, 2025. We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have increased/decreased moderately as a result of insignificant fluctuations in general costs.

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

Three-month period ended March 31, 2025

Selling, general and administrative expenses for the three months ended March 31, 2025 increased to $87,637 from $47,184 for the comparable period. We incurred increased costs during the period due to increased professional fees incurred during the fiscal period.

Research and Development

Three-month period ended March 31, 2025

Research and development for the three months ended March 31, 2025 decreased to $277 from $2,180 for the comparable period. This was a result of the Company’s effort to reduce costs due to the minimal activity during the period.

Net Losses

Three-month period ended March 31, 2025

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended March 31, 2025 was $102,910 compared with a net loss of $82,816 for the comparative period.

Liquidity and Capital Resources

At March 31, 2025 our cash and cash equivalents position was $8,094, a decrease from $11,718 at December 31, 2024. We had a working capital deficiency of $512,721 and an accumulated deficit of $48,816,916 at March 31, 2025.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of March 31, 2025, we had $8,094 in cash. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for fiscal 2025 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

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

As of March 31, 2025, we have no off-balance sheet arrangements.

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended March 31, 2025, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2024 filed with the SEC on March 20, 2025. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information required by this Item is set forth on the exhibit index which follows the signature page of this report.

Exhibit No.	Description

EX-31.1	Certification of CEO

EX-31.2	Certification of CFO

EX-32.1	SOX Certification of CEO

EX-32.2	SOC Certification of CFO

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS INC.

May 12, 2025	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

May 12, 2025	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)