Form 10-Q
period 2025-09-30
OCULUS INC.
filed 2025-11-12
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As at November 12, 2025, there were 91,422,569 shares of the registrant’s common stock outstanding

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS

Current Assets:
Cash	$15,229	$11,718
Prepaid expenses and other current assets (Note 4)	10,011	27,822
Total Assets	$25,240	$39,540

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued liabilities (Note 5)	$153,895	$105,651
Accounts payable and accrued liabilities - related parties	538,581	343,362
Total current liabilities	692,476	449,013

Stockholders' Equity (Deficiency):
Preferred stock - no par value; authorized 250,000,000 shares, none issued
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 91,422,569 as at September 30, 2025 and December 31, 2024 respectively	46,850,710	46,850,710
Additional paid in capital	1,485,000	1,485,000
Accumulated other comprehensive loss	(41,189)	(31,177)
Accumulated deficit	(48,961,757)	(48,714,006)
Stockholders' equity (deficiency)	(667,236)	(409,473)
Total Liabilities and Stockholders' Equity (Deficiency)	$25,240	$39,540

Going concern (Note 2)

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US Dollars) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Expenses:
Consulting (Note 11)	$15,000	$16,000	$45,000	$77,250
Research and development (Note 10)	276	1,455	736	6,186
Selling, general and administrative (Notes 9 and 11)	77,852	51,596	202,104	144,835
Stock-based compensation (Notes 7 and 11)	-	290	-	5,969

Loss from operations	(93,128)	(69,341)	(247,840)	(234,240)
Interest income	5	198	89	2,310

Net loss	(93,123)	(69,143)	(247,751)	(231,930)

Other comprehensive loss
Currency translation differences	(1,813)	(577)	(10,012)	(1,008)

Total comprehensive loss	$(94,936)	$(69,720)	$(257,763)	$(232,938)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569	91,422,569	91,422,569

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Stated in US Dollars) (Unaudited)

Nine Month Period Ended September 30, 2025

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at December 31, 2024	91,422,569	$46,850,710	$1,485,000	$(31,177)	$(48,714,006)	$(409,473)

Currency translation differences	-	-	-	(10,012)	-	(10,012)
Net loss	-	-	-	-	(247,751)	(247,751)

Balance at September 30, 2025	91,422,569	$46,850,710	$1,485,000	$(41,189)	$(48,961,757)	$(667,236)

Nine Month Period Ended September 30, 2024

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2023	91,422,569	$46,850,710	$1,479,031	$(32,863)	$(48,386,646)	$(89,768)

Share-based compensation	-	-	5,969	-	-	5,969
Currency translation differences	-	-	-	(1,008)	-	(1,008)
Net loss	-	-	-	-	(231,930)	(231,930)

Balance at September 30, 2024	91,422,569	$46,850,710	$1,485,000	$(33,871)	$(48,618,576)	$(316,737)

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Stated in US Dollars) (Unaudited)

Three Month Period Ended September 30, 2025

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at June 30, 2025	91,422,569	$46,850,710	$1,485,000	$(39,376)	$(48,868,634)	$(572,300)

Currency translation differences	-	-	-	(1,813)	-	(1,813)
Net loss	-	-	-	-	(93,123)	(93,123)

Balance at September 30, 2025	91,422,569	$46,850,710	$1,485,000	$(41,189)	$(48,961,757)	$(667,236)

Three Month Period Ended September 30, 2024

	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance at June 30, 2024	91,422,569	$46,850,710	$1,484,710	$(33,294)	$(48,549,433)	$(247,307)

Stock-based compensation	-	-	290	-	-	290
Currency translation differences	-	-	-	(577)	-	(577)
Net loss	-	-	-	-	(69,143)	(69,143)

Balance at September 30, 2024	91,422,569	$46,850,710	$1,485,000	$(33,871)	$(48,618,576)	$(316,737)

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

Nine months ended September 30,	2025	2024

Cash flows from operating activities:
Net loss	$(247,751)	$(231,930)
Add back non-cash share-based compensation	-	5,969
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	17,811	14,254
Increase (decrease) in accounts payable and accrued liabilities	48,244	(34,528)
Increase in accounts payable and accrued liabilities – related parties	195,219	94,155
Net cash used in operating activities	13,523	(152,080)

Effect of foreign currency translation	(10,012)	(1,008)

Net decrease in cash and cash equivalents	3,511	(153,088)
Cash at beginning of period	11,718	156,574
Cash at end of period	$15,229	$3,486

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

There were no non-cash financing or investing activities for the periods presented.

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

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

The Company is a designer of digital watermarking services and solutions. At September 30, 2025 and for the year ended December 31, 2024, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principals of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with management’s Discussion and Analysis, for the year ended December 31, 2024. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

2.	GOING CONCERN

These condensed interim consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $247,751 for the nine month period ended September 30, 2025 and, in addition the Company incurred losses of $231,930 for the nine month period ended September 30, 2024. As of September 30, 2025, the Company had an accumulated deficit of $48,961,757 and a working capital deficiency of $667,236. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able to raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The condensed interim consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management and related party advances. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

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

Basis of consolidation

These condensed interim consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On November 12, 2025, the Board approved the condensed interim consolidated financial statements dated September 30, 2025.

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

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

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

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at September 30, 2025	Ownership Interest at December 31, 2024	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

(Stated in US Dollars)

(Unaudited)

Research and development

Expenditure on research activities is recognized on the consolidated statements of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at September 30, 2025 it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the nine months ended September 30, 2025 and 2024, this calculation proved to be anti-dilutive, and therefore the Company’s Nil ( September 30, 2024 – 690,000) stock options and Nil ( September 30, 2024 - 12,500,000) warrants were excluded from the calculation.

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

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

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

(Stated in US Dollars)

(Unaudited)

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2025	2024

Prepaid expenses	$3,907	$16,323
Tax Receivable – Canadian GST	6,104	11,499
	$10,011	$27,822

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2025	2024

Accounts payable	$128,765	$79,856
Accrued fees and liabilities	25,130	25,795
	$153,895	$105,651

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on September 30, 2025 and December 31, 2024.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As of September 30, 2025, there were Nil common shares held in escrow.

7.	STOCK OPTIONS

During the period ended September 30, 2025 and year ended December 31, 2024, the Company had a Rolling Stock Option Plan. Up to 10% of the Company’s issued and outstanding common shares may be reserved for granting of stock options. All of the options granted vest 20% every six months.

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

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

(Stated in US Dollars)

(Unaudited)

During the nine months ended September 30, 2025, the Company did not grant any stock options and recorded $Nil (2024: $5,679) of share-based compensation for vested portion that were previously granted.

During the three months ended September 30, 2025, the Company did not grant any stock options and recorded $Nil (2024: $1,287) of share-based compensation for vested portion that were previously granted.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2023	1,565,000	$0.85	$-
Expired	(1,465,000)	0.86	-
Options outstanding, December 31, 2024	100,000	0.80	-
Expired	(100,000)	0.80	-
Options outstanding, September 30, 2025	-	$-	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at September 30, 2025.

There are no options outstanding as at September 30, 2025.

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2023	17,400,000	$0.28
Expired	(4,900,000)	1.00
Warrants outstanding, December 31, 2024	12,500,000	0.001
Expired	(12,500,000)	0.001
Warrants outstanding, September 30, 2025	-	$-

There are no warrants outstanding as at September 30, 2025.

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative expense for the periods ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30		Six months ended September 30,
	2025	2024	2025	2024

Filing and regulatory fees	$6,629	$5,924	$26,105	$23,240
Professional fees	18,241	16,129	77,398	43,428
Rent	10,732	10,684	32,021	32,280
Office and administration	42,250	18,859	66,580	45,887

	$77,852	$51,596	$202,104	$144,835

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

(Stated in US Dollars)

(Unaudited)

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development expense for the periods ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30		Nine months ended September 30,
	2025	2024	2025	2024

Software development	$276	$1,455	$736	$6,186

	$276	$1,455	$736	$6,186

11.	RELATED PARTIES

Related parties include Directors, officers, close family members and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Company defines its key management as Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company for the periods ended September 30, 2025 and 2024 was as follows:

	2025	2024

Consulting	$45,000	$75,000
Selling, general and administrative	46,218	47,757
	$91,218	$122,757

The Company for the periods ended September 30, 2025 and 2024 reimbursed a related party $46,218 and $47,757 respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $45,000 (2024 - $75,000) of consulting fees accrued to a company controlled by a director of the Company for the periods ended September 30, 2025 and 2024.

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

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at September 30, 2025, the Company had a cash balance of $15,229 ( December 31, 2024 – $11,718) to settle current liabilities of $692,476 ( December 31, 2024 – $449,013). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at September 30, 2025 and December 31, 2024, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in the United States would change foreign exchange gain or loss by an insignificant amount.

13.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $4,645 (CAD). For the periods ended September 30, 2025 and 2024 rent expense was $32,021 and $32,280, respectively.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month period ended September 30, 2025 and 2024 were $Nil.

Cost of Sales

The cost of sales for the nine-month period ended September 30, 2025 and 2024 were $Nil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing liabilities, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the period ended September 30, 2025. We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have increased/decreased moderately as a result of insignificant fluctuations in general costs.

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

Nine-month period ended September 30, 2025

Selling, general and administrative expenses for the nine months ended September 30, 2025 increased to $202,104 from $144,835 for the comparable period. We incurred increased costs during the period due to increased professional fees incurred during the fiscal period.

Three-month period ended September 30, 2025

Selling, general and administrative expenses for the three months ended September 30, 2025 decreased to $77,852 from $51,596 for the comparable period. We incurred decreased costs during the period due to minimal corporate and filing activities during the fiscal period.

Research and Development

Nine-month period ended September 30, 2025

Research and development for the nine months ended September 30, 2025 decreased to $736 from $6,186 for the comparable period. This was a result of the Company’s effort to reduce costs due to the minimal activity during the period.

Three-month period ended September 30, 2025

Research and development for the three months ended September 30, 2025 decreased to $276 from $1,455 for the comparable period. This was a result of the Company’s effort to reduce costs due to the minimal activity during the period.

Net Losses

Nine-month period ended September 30, 2025

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the nine months ended September 30, 2025 was $247,751 compared with a net loss of $231,930 for the comparative period.

Three-month period ended September 30, 2025

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended September 30, 2025 was $93,123 compared with a net loss of $69,143 for the comparative period.

Liquidity and Capital Resources

At September 30, 2025 our cash position was $15,229, an increase from $11,718 at December 31, 2024. We had a working capital deficiency of $667,236 and an accumulated deficit of $48,961,757 at September 30, 2025.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of September 30, 2025, we had $15,229 in cash. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for fiscal 2025 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2025, we have no off-balance sheet arrangements.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended September 30, 2025, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCULUS INC.

November 12, 2025	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

November 12, 2025	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)