Form 10-K
period 2025-12-31
OCULUS INC.
filed 2026-03-20
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

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

The registrant had 91,422,569 shares of common stock outstanding as of March 20, 2026.

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

Exchange Rate for Canadian Dollar

The accounts for Oculus are maintained in Canadian dollars which is the Company's functional currency. All dollar amounts contained herein are expressed in U.S. dollars, except as otherwise indicated. As at March 20, 2026, the exchange rate for Canadian dollars/United States dollars based on the Bank of Canada closing rate was $1.00 (CAD) = $0.7296 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2025 and 2024.

	Years ended December 31,
	2025	2024
At End of Year	0.7296	0.6950
Average	0.7157	0.7302
High	0.7376	0.7510
Low	0.6848	0.6937

PART I

Item 1.	Description of Business

Overview

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

Strategic Plan

With technology changing at a rapid pace and the growing acceptance of artificial intelligence ("AI") in today's society, software products and the technologies that support them can become less competitive or obsolete over shorter time periods. In the cyber security, data privacy and data protection markets, rapid innovation, evolving threat vectors, and changing regulatory expectations may accelerate shifts in customer requirements for automation, interoperability, and cloud-native deployment. Accordingly, we must continually adapt our products, technical architecture, and go-to-market execution in order to compete effectively.

OVTZ is assessing its products and underlying technology, including our cloud-native Software-as-a-Service ("SaaS") offerings and our legacy Cloud Document Protection System ("Cloud-DPS"). This assessment is intended to inform our investment and product roadmap priorities, including whether and when certain components should be enhanced, re-architected, integrated into newer cloud-native toolsets, licensed to third parties, or deprioritized based on expected customer demand, competitive differentiation, and the resources required to maintain and modernize the technology.

In addition to evaluating our products and technology, we must establish and validate market needs for our solutions. This includes assessing target customer use cases, integration requirements with enterprise applications and cloud platforms, and evolving privacy and data protection compliance requirements across jurisdictions. There can be no assurance that our assessment of market demand, product positioning, or required features and integrations will be accurate, or that we will be able to execute necessary enhancements on a timely and cost-effective basis, any of which could adversely affect customer adoption and our ability to compete.

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

The ComplyTrust® SaaS Suite (CTSS) strategic plan for the data protection market is to first introduce Amazon Web Services (AWS) tools to help AWS customers better manage organizational data protection and compliance in an automated and cloud-native fashion. As customer attainment increases, additional planned CTSS features will be rolled out to perform additional applicable data governance and management functionality. Additional CTSS plans include integration with 3rd party software providers to provide an automated single-pane-of-glass solution for enterprise organizations worldwide.

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

Market Overview

The global market for data privacy software and enterprise data protection solutions continues to expand rapidly due to increasing regulatory requirements, growth in digital data volumes, and rising cybersecurity threats. Industry analysts estimate that the global data privacy software market could reach approximately $45.13 billion by 2032, representing a compound annual growth rate (CAGR) of approximately 35.5% from 2025 through 2032.

Organizations increasingly collect, process, and store sensitive personal and corporate data across distributed computing environments including cloud infrastructure, enterprise systems, mobile devices, and third‑party service providers. As digital transformation initiatives accelerate, businesses must address growing complexity in managing data privacy compliance and protecting digital assets across multiple regulatory jurisdictions.

Global regulatory frameworks such as the European Union’s General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), and similar data privacy regulations in Canada, Asia-Pacific, and other jurisdictions impose significant compliance obligations on organizations that collect or process personal data. These regulations provide individuals with enhanced privacy rights and impose substantial financial penalties and reputational risk for non-compliance.

As organizations migrate workloads to cloud-based infrastructure and adopt artificial intelligence and data analytics technologies, demand for automated privacy management, data governance, and enterprise data protection tools continues to increase.

Key Products and Technologies

Forget-Me-Yes® (FMY)

Forget-Me-Yes® (FMY) is a cloud-native Software-as-a-Service (SaaS) platform designed to assist organizations in managing compliance with global data privacy regulations, including Right‑to‑be‑Forgotten (RtbF) and Right‑of‑Erasure (RoE) requirements. These rights allow individuals to request deletion of personal data held by organizations.

FMY is designed to help automate the identification, tracking, and removal of personal data across enterprise systems while maintaining audit documentation required for regulatory compliance. The platform incorporates artificial intelligence technologies to assist with workflow automation and monitoring of data deletion requests.

ComplyTrust® SaaS Suite (CTSS)

The ComplyTrust® SaaS Suite (CTSS) provides tools for enterprise data governance, privacy management, and regulatory compliance monitoring. CTSS is designed to integrate with enterprise cloud infrastructure and enterprise applications to support data discovery, regulatory monitoring, and compliance reporting.

Cloud Document Protection System (Cloud‑DPS)

Cloud‑DPS is a document authentication and protection technology utilizing digital watermarking techniques to embed security identifiers within documents and digital media. While previously offered under a subscription licensing model, the technology currently operates as a stand‑alone platform following an engineering review that determined significant redevelopment would be required to fully transition the system to a cloud‑native architecture.

Strategic Initiatives

Artificial Intelligence Integration

The Company is evaluating and integrating artificial intelligence technologies within its software platforms to support automated compliance monitoring, alert management, and workflow automation. AI capabilities may assist organizations in identifying data subject requests, tracking compliance actions, and reducing manual operational processes.

Cloud-Native Architecture

The Company continues to focus on cloud-native architecture utilizing scalable infrastructure platforms such as Amazon Web Services (AWS). Cloud-native architecture allows enterprise customers to deploy compliance tools across distributed environments and may support improved scalability and integration.

Strategic Partnerships

The Company is exploring strategic relationships with enterprise software vendors, cloud platform providers, and potential OEM partners to expand distribution channels and integrate its technologies into broader enterprise ecosystems.

Market Expansion

Target markets include organizations utilizing enterprise cloud environments, CRM platforms such as Salesforce, DevOps service providers, and Database‑as‑a‑Service (DBaaS) environments where privacy compliance automation may be required.

Competitive Landscape

The markets for data privacy management, data governance, and enterprise cybersecurity are highly competitive and include a range of established technology vendors and emerging software providers.

Competitors may include large enterprise software vendors as well as specialized privacy technology providers. Notable participants in the data privacy and governance market include OneTrust, BigID, TrustArc, Microsoft, IBM, and other providers offering enterprise privacy management or governance platforms.

Many of these competitors possess greater financial resources, broader brand recognition, and larger development teams than the Company. Competition may occur based on product functionality, ease of integration with enterprise environments, regulatory compliance capabilities, pricing, and customer support.

The Company seeks to differentiate its offerings through cloud-native design, privacy workflow automation, and the integration of emerging technologies such as artificial intelligence and blockchain-based verification capabilities.

Artificial Intelligence Governance and Risk

The Company is evaluating the use of artificial intelligence technologies within certain software platforms. While AI may provide benefits such as automation, enhanced monitoring, and operational efficiency, the use of AI technologies may also introduce operational, regulatory, and reputational risks.

AI models may produce inaccurate or unintended outputs, may require significant computational resources, and may be subject to evolving regulatory frameworks governing the use of automated decision systems. Additionally, AI technologies require access to data for training and operational purposes, which may introduce additional privacy and security considerations.

The Company monitors regulatory developments relating to artificial intelligence and data governance and may implement internal controls and governance frameworks designed to manage risks associated with AI deployment.

Market Opportunities

Several rapidly expanding technology markets may provide potential opportunities for the Company's products and services.

Industry analysts estimate that the global Enterprise Governance, Risk, and Compliance (eGRC) market could exceed $134 billion by 2030. The GDPR services market continues to grow as organizations deploy tools to manage regulatory compliance, audit reporting, and privacy request management.

Additionally, global public cloud spending continues to increase. Analysts forecast that public cloud services spending could reach approximately $723.4 billion in 2025. As more enterprise data is stored in cloud environments, demand for cloud-native privacy and compliance management solutions may continue to expand.

Customers and Markets

Oculus Inc. provides cybersecurity, data privacy, and data protection technologies for enterprise organizations.

The Company seeks to capture opportunities within the expanding data privacy software market, which some analysts estimate could reach approximately $66.71 billion by 2032. Increasing enforcement of data privacy regulations has resulted in significant financial penalties for organizations that fail to comply with privacy laws.

The Company's solutions are designed to assist organizations in managing regulatory compliance and protecting sensitive information. As of March 2025, the Company is pursuing commercialization of its cloud-native CTSS and FMY platforms while evaluating potential strategic options for its legacy Cloud‑DPS technology.

Cloud-DPS

Cloud-DPS Platform Status

Following an internal engineering and strategic review, the Company determined that the existing Cloud-DPS platform currently operates as a stand-alone technology and would require additional development resources to be fully integrated into the Company’s broader cloud-native product platforms.

While the technology continues to demonstrate potential applicability across multiple industries and digital content environments, modernization of the underlying code base and architecture would be required to enable full cloud-native deployment, large-scale enterprise integration, and interoperability with the Company’s other compliance and data governance platforms.

Accordingly, the Company continues to evaluate strategic alternatives for the Cloud-DPS technology platform, which may include additional internal development, strategic partnerships, licensing opportunities, or targeted commercialization within specific industry verticals. The Company cannot assure that any such initiatives will be successfully implemented or generate meaningful commercial revenues.

Intellectual Property

The Company’s Cloud-DPS technology incorporates proprietary digital watermarking and content identification techniques designed to embed imperceptible identifiers within digital files and media assets. These identifiers may allow organizations to authenticate documents, verify ownership, trace distribution paths, and detect unauthorized modification or duplication.

The Company relies on a combination of proprietary algorithms, trade secrets, software development expertise, and confidentiality agreements to protect its intellectual property. Certain aspects of the Cloud-DPS platform may involve internally developed encoding and decoding methods, signal processing techniques, and pattern recognition algorithms that enable watermark insertion and detection across multiple file formats and digital media environments.

The Company may seek to protect elements of its technology through patent filings, copyright protections, trademark registrations, and contractual protections where appropriate. However, the Company cannot assure that such protections will prevent competitors from developing similar technologies or otherwise circumventing the Company’s intellectual property rights.

Technology Architecture

The Cloud-DPS platform utilizes digital watermarking technologies designed to embed unique identifiers within digital documents, images, and other media without materially altering the appearance or usability of the underlying content. These identifiers may be embedded at the pixel, signal, or metadata level depending on the type of media and intended use case.

The system architecture may include watermark encoding modules, verification and detection engines, and secure databases that maintain identification records associated with embedded watermarks. Detection tools may analyze digital content to extract or validate watermark identifiers, enabling organizations to verify authenticity, identify distribution sources, and detect unauthorized copies.

The technology may be implemented through application programming interfaces (APIs), software libraries, or platform integrations that allow the watermarking capabilities to be incorporated into enterprise workflows, document management systems, content distribution platforms, or other digital asset management environments.

Future development efforts may include integration with cloud-based infrastructure and enterprise software platforms, allowing watermark generation, verification, and monitoring processes to be performed within scalable cloud-native environments.

Monetization Strategy

The Company continues to evaluate potential commercialization strategies for the Cloud-DPS technology platform. Potential revenue models may include enterprise licensing, software subscription services, software development kit (SDK) licensing, and strategic partnership arrangements.

Enterprise customers may utilize Cloud-DPS technologies to authenticate sensitive documents, track digital asset distribution, and protect intellectual property. Licensing arrangements could include per-user licenses, per-document processing fees, or subscription-based pricing models depending on the deployment environment.

The Company may also explore opportunities to license core watermarking technology components through software development kits (SDKs) that allow third-party developers, enterprise software vendors, or media platforms to integrate watermarking capabilities into their own products and services.

Additional potential commercialization strategies may include forming strategic partnerships with content distribution platforms, digital media companies, and enterprise software providers to embed watermarking technologies within broader digital rights management, document security, or content authentication solutions.

The Company cannot assure that any of these potential commercialization strategies will be successfully implemented or generate significant revenues.

CyberSecurity

Overview

Cybersecurity refers to the technologies, processes, and practices designed to protect information systems, networks, devices, and data from unauthorized access, disruption, modification, or destruction. As organizations increasingly rely on digital infrastructure, cloud computing platforms, and distributed data environments, cybersecurity has become a critical component of enterprise risk management.

Cyber threats continue to evolve in sophistication and frequency, including ransomware attacks, data exfiltration, supply chain attacks, and exploitation of software vulnerabilities. These threats may originate from criminal organizations, nation-state actors, or other malicious parties. As a result, organizations across industries are increasing investments in cybersecurity technologies and operational controls designed to safeguard digital assets and maintain operational resilience.

The Company believes cybersecurity capabilities may represent an important component of future development within its ComplyTrust® SaaS Suite (CTSS) and Forget-Me-Yes® (FMY) platforms.

Cybersecurity Technology Domains

Cybersecurity programs generally incorporate multiple security disciplines designed to protect different layers of enterprise technology infrastructure. These disciplines may include application security, cloud security, endpoint security, IoT security, mobile security, network security, and Zero Trust architectures. Each of these areas addresses specific vulnerabilities across modern enterprise environments and may involve the use of monitoring systems, identity management controls, encryption technologies, and automated threat detection tools.

Role of Artificial Intelligence in Cybersecurity

Artificial intelligence technologies are increasingly integrated into cybersecurity platforms to improve threat detection, automate incident response, and identify emerging attack patterns. AI-driven security systems may analyze large volumes of security data, detect anomalies, and provide predictive insights that enable organizations to respond to threats more quickly than traditional rule-based security tools.

However, AI technologies may also introduce new operational risks, including model inaccuracies, adversarial attacks targeting AI systems, and increased regulatory scrutiny surrounding the use of automated decision-making systems.

Potential Integration with Company Platforms

The Company believes there may be opportunities to integrate cybersecurity-related technologies within its CTSS and FMY software frameworks in the future. Such capabilities may include automated compliance monitoring, secure data governance, identity and access management, AI-assisted threat detection, and secure data deletion verification.

The development of such capabilities would require additional engineering resources and investment. The Company has indicated that pursuing expanded cybersecurity capabilities may require additional funding to support research, development, and platform integration efforts.

Development Strategy

The Company is currently exploring a proof-of-concept DevSecOps framework designed to support secure software development and deployment practices. This approach may incorporate containerized microservices architectures, infrastructure-as-code deployment tools, automated security testing within CI/CD pipelines, and cloud-native monitoring services.

The Company is also evaluating disaster recovery strategies and multi-region deployment approaches designed to enhance system resilience and business continuity.

Cybersecurity Governance

The Company recognizes cybersecurity as an important component of its overall risk management framework. Oversight of cybersecurity risk management is performed by senior management and may include periodic reporting to the Board of Directors regarding cybersecurity strategy, risk posture, and significant cybersecurity incidents if they occur.

Management is responsible for implementing cybersecurity policies, procedures, and controls designed to safeguard the Company’s information systems and data assets. These responsibilities may include evaluating cybersecurity risks, implementing technical safeguards, and coordinating incident response processes.

The Company may also engage third‑party service providers, consultants, or security specialists to assist in assessing cybersecurity risks, implementing security controls, or responding to potential security incidents.

Cybersecurity Risk Management Process

The Company maintains processes designed to identify, assess, and manage cybersecurity risks that could affect its operations, technology infrastructure, or data assets. These processes may include vulnerability monitoring, security testing, system access controls, and continuous monitoring of cloud and application environments.

Cybersecurity risks are evaluated alongside other operational and technology risks as part of the Company’s broader enterprise risk management activities. The Company may periodically review and update its cybersecurity practices based on evolving industry standards, emerging threats, and regulatory expectations.

In the event of a cybersecurity incident, the Company may implement incident response procedures designed to investigate the incident, contain potential impacts, and restore system operations. The Company may also evaluate potential disclosure obligations or reporting requirements in accordance with applicable regulatory requirements.

Competition

The markets in which Oculus Inc. operates, including data privacy management, data governance, digital document protection, and cybersecurity technologies, are highly competitive and rapidly evolving. The Company competes with a variety of technology providers, including large enterprise software vendors, specialized cybersecurity firms, and emerging privacy technology providers.

Many of the Company’s competitors have longer operating histories, greater brand recognition, significantly greater financial, technical, and marketing resources, and larger customer bases. As a result, competitors may be able to respond more quickly to evolving technologies and customer requirements or may devote greater resources to product development, marketing, and sales efforts.

Competition within these markets generally occurs based on several factors, including product functionality and performance, ease of integration with enterprise systems and cloud environments, regulatory compliance capabilities, security and data protection features, pricing models and total cost of ownership, scalability of cloud-native architectures, and customer support and professional services.

The Company believes its competitive positioning may be influenced by its focus on cloud‑native architectures, artificial intelligence-assisted data processing, and automated privacy compliance technologies. However, the Company cannot assure that its technologies will achieve widespread market acceptance or that competitors will not develop similar or superior solutions.

The Company does not believe its business is materially affected by seasonal factors.

Competitive Landscape by Product Platform

Forget-Me-Yes® (FMY)

The Forget-Me-Yes® (FMY) platform operates within the global data privacy management and regulatory compliance software market. Competitors in this market include privacy management platforms such as OneTrust, TrustArc, BigID, ControlCase, and Privitar. These organizations provide technologies designed to help enterprises comply with data protection regulations and implement governance frameworks aligned with standards such as ISO and NIST.

ComplyTrust® SaaS Suite (CTSS)

The ComplyTrust® SaaS Suite operates within the enterprise data governance and compliance monitoring markets. Companies offering competing technologies include OpenText (including technologies derived from Daegis), Repario (formerly Breakwater Solutions / StoredIQ technologies), TIBCO, and Varonis. These organizations provide enterprise information governance platforms that enable companies to manage regulatory compliance, data classification, and enterprise data security.

Cloud‑DPS

The Cloud‑DPS platform operates within several technology markets including digital document management, digital signatures, and digital watermarking technologies. Competitors in digital document authentication and signature technologies include Adobe Document Cloud, DocuSign, Dropbox Sign (formerly HelloSign), MSB Docs, OneSpan, and SignNow.

In the digital watermarking and content protection space, companies offering related technologies include Digify, Digimarc, Ipsos, Sivisoft, and Vimeo in certain digital media distribution contexts.

Cybersecurity

If the Company expands its cybersecurity capabilities, it may face competition from established cybersecurity vendors including Palo Alto Networks, CrowdStrike, Check Point Software Technologies, Okta, CyberArk, Qualys, and Varonis. Many of these companies have substantial financial resources, established global customer bases, and extensive research and development operations.

Research and Development

The Company believes that continued investment in research and development is important to maintaining the competitiveness of its technology platforms and supporting the development of new products and capabilities. The Company’s research and development efforts are primarily focused on advancing the capabilities of its core technology platforms, including Cloud‑DPS, ComplyTrust® SaaS Suite (CTSS), and Forget‑Me‑Yes® (FMY).

Cloud‑DPS Technology

Research and development activities relating to the Cloud‑DPS platform include work on wavelet-based digital watermarking technologies designed to support adaptive content protection and authentication of digital media. Additional areas of development may include mobile application content protection, healthcare imaging protection technologies, and blockchain-based product tagging for supply chain traceability.

Forget‑Me‑Yes® (FMY)

Development of the FMY platform includes efforts to enhance cloud‑native data processing and privacy compliance capabilities. Development initiatives may include cloud‑native data extraction engines supporting ETL and ELT processing, zero‑knowledge encryption services, artificial intelligence-driven bulk data processing engines, and automated alerting and logging systems designed for distributed cloud environments.

CTSS – ComplyScan®

Development of the ComplyTrust® SaaS Suite includes ComplyScan® technologies designed to support regulatory compliance monitoring and backup validation services. Development initiatives include automated backup compliance reporting, backup snapshot validation technologies, snapshot metadata indexing, and multi‑cloud disaster recovery monitoring services.

The global digital watermark technology market is projected to reach approximately $233 million by 2033, representing a compound annual growth rate of approximately 9.2% between 2025 and 2033 (Archive Market Research,2025).

Research and development expenditures for fiscal year 2025 were approximately $1,008. The Company may increase research and development investments as it continues to develop and enhance its technology platforms.

Acquisition of ComplyTrust Inc. (formerly OCL Technologies Corp.)

Acquisition Overview

On June 5, 2020, Oculus Inc. completed the acquisition of 100% of the outstanding shares of ComplyTrust Inc. (“CTI”), formerly OCL Technologies Corp., a Delaware corporation headquartered in San Diego, California.

ComplyTrust Inc. focuses on developing enterprise software technologies designed to assist organizations in complying with global data privacy regulations and managing data subject rights. These technologies are intended to support organizations in addressing regulatory requirements relating to the collection, processing, and protection of personal data.

Global regulatory frameworks governing personal data protection have expanded significantly in recent years. Regulations such as the European Union’s General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA) have imposed substantial compliance obligations on organizations that collect or process personal data. Similar privacy regulations have also been introduced in various jurisdictions across North America, South America, Europe, and Asia.

The Company believes that the acquisition of ComplyTrust Inc. strengthened its strategic position in the data privacy and compliance technology markets and provides a platform for the development of cloud-based privacy management and compliance monitoring solutions.

Acquisition Consideration

Consideration for the acquisition consisted of 12,500,000 common shares of the Company and 12,500,000 share purchase warrants exercisable until June 5, 2025.

The share purchase warrants were subject to performance-based vesting criteria tied to specified corporate and financial milestones. These vesting conditions included the achievement of certain revenue targets, the listing of the Company’s securities on a national securities exchange in the United States, or the occurrence of a defined change of control event.

For purposes of the acquisition agreement, revenue-based vesting was tied to the achievement of defined gross revenue targets for the acquired business during the period between June 4, 2020 and June 4, 2025.

A change of control event included circumstances such as the acquisition of more than 50% of the Company’s voting securities by a third party, a change in the majority composition of the Company’s board of directors, or the sale of significant Company assets outside the ordinary course of business.

As of June 5, 2025, none of the performance conditions associated with the share purchase warrants had been satisfied and the warrants expired unexercised.

Intellectual Property

The Company’s success depends in part upon the development and protection of proprietary technologies used in its software platforms. The Company relies on a combination of patents, trademarks, trade secrets, confidentiality agreements, and other intellectual property protections to safeguard its technology and brand assets.

Historically, the Company filed United States Patent Application No. 09/884,787 titled “Method and Apparatus for Digitally Fingerprinting Videos” relating to the MediaSentinel™ technology platform. This patent was filed with the United States Patent and Trademark Office on June 19, 2001 and expired in February 2010.

The Company has not currently pursued patent protection for the Cloud-DPS digital watermarking platform pending additional technical development and evaluation of the platform architecture to determine appropriate modernization requirements for cloud-native deployment environments.

The Company may pursue patent protection in the future for certain aspects of its technologies where appropriate.

Trademarks

The Company has obtained trademark protection for several of its core product brands.

In October 2020, trademark applications were filed for Forget-Me-Yes® and ComplyTrust®. These trademarks were accepted and granted in November 2021.

A trademark application for ComplyScan® was subsequently accepted and granted in June 2022.

The Company believes these trademarks support the branding and commercial positioning of its technology platforms.

Laws and Regulations

The Company’s operations may be subject to various international, federal, state, provincial, and local laws and regulations relating to data protection, intellectual property, cybersecurity, export controls, and privacy protection.

Compliance with these regulations requires ongoing monitoring and implementation of policies and technical controls designed to protect sensitive information and ensure lawful processing of personal data.

Failure to comply with applicable laws or regulations could expose the Company to potential claims, regulatory actions, financial penalties, or reputational harm. Such outcomes could have a material adverse effect on the Company’s financial condition, results of operations, or business prospects.

Employees and Human Capital Resources

The Company currently relies primarily on independent contractors and external service providers to perform technical, development, and operational functions.

Compensation for such services is generally structured on a contract basis.

The Company’s future success will depend in part on its ability to attract, retain, and motivate qualified personnel, including software engineers, data security specialists, and management personnel. Competition for skilled technical personnel in the technology industry is intense.

The loss of key management personnel or technical contractors could have a material adverse effect on the Company’s operations. The Company does not currently maintain key-person life insurance on members of management.

Corporate Website and Public Filings

The Company maintains a corporate website at https://ovtz.com/. Information contained on the Company’s website is not incorporated by reference into this Annual Report.

The Company makes available free of charge through its website copies of its filings with the U.S. Securities and Exchange Commission (SEC), including reports filed pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such materials are electronically filed with the SEC.

SEC filings may also be accessed through the SEC’s website at https://www.sec.gov.

Certain filings are also available through the SEDAR+ system in accordance with Canadian securities regulations.

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

To date, we have not generated a profit or significant revenue from operations and in fact have incurred substantial losses. For the year ended December 31, 2025, we maintained $737,787 of working capital deficiency and sustained a net loss of $319,139 and had an accumulated deficit of $49,033,145.

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

We expect that we will require approximately $3,000,000 to $5,000,000 in financing to expand the research and development, and marketing of ComplyTrust’s suite of products in 2026, and further financing thereafter. If our capital requirements vary materially from those currently planned, we may require additional financing. We have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to further develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, or ultimately, to remain in business.

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

Our sales were $Nil in 2025 and 2024. We expect that a small number of customers will account for a substantial portion of our revenue in the foreseeable future. The inability to increase the number of customers could limit our ability to maintain or increase our market share or could cause revenue to drop quickly and unexpectedly.

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

The Company's corporate headquarters are located at Suite 507, 837 West Hastings Street, Vancouver, British Columbia and are subject to an office space lease on a month-to-month basis. The monthly base rent is $4,924 CAD (Canadian Dollars).

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

The following table shows the high and low sales prices (in Canadian dollars) of our common shares as reported by the TSXV for the periods indicated.

TSX (Symbol “OVT”)
Period	High (CAD $)	Low (CAD $)
First Quarter 2024	0.055	0.004
Second Quarter 2024	0.07	0.065
Third Quarter 2024	0.08	0.06
Fourth Quarter 2024	0.075	0.065
First Quarter 2025	0.055	0.055
Second Quarter 2025	0.06	0.045
Third Quarter 2025	0.04	0.04
Fourth Quarter 2025	0.04	0.04

The following table shows the high and low prices of our common shares on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “OVTZ”)
Period	High (US $)	Low (US $)
First Quarter 2024	0.05	0.02
Second Quarter 2024	0.05	0.04
Third Quarter 2024	0.06	0.04
Fourth Quarter 2024	0.07	0.04
First Quarter 2025	0.044	0.04
Second Quarter 2025	0.032	0.03
Third Quarter 2025	0.033	0.032
Fourth Quarter 2025	0.03	0.017

Transfer Agent

The Registrar and Transfer Agent for our shares of common stock is Computershare Trust Company of Canada located at 324 - 8th Avenue SW, Suite 800, Calgary, Alberta, T2P 2Z2.

Holders

As of March 20, 2026, there were 91,422,569 common shares outstanding, held by 1,383 shareholders of record. However, beneficial holders of the Company's common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is 1,383, the number of registered holders may not be representative of the number of beneficial owners.

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

Reverse Stock Split

At the Company’s Annual General Meeting held on October 15, 2025, the Company’s shareholders approved a proposal authorizing the Company’s Board of Directors (the “Board”) to amend the Company’s Articles of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio ranging from 1-for-2 to 1-for-10. The proposal granted the Board discretion to determine the final reverse stock split ratio, as well as the timing and implementation of the reverse stock split, if at all.

If implemented, the reverse stock split would combine the issued and outstanding shares of the Company’s common stock into a smaller number of shares, with each stockholder maintaining the same proportional ownership interest in the Company, subject to the treatment of fractional shares. The reverse stock split would affect all holders of the Company’s common stock uniformly and would not alter any stockholder’s relative voting power or ownership percentage, except for adjustments that may result from the treatment of fractional shares. [Fractional shares, if any, would be rounded up to the nearest whole share / paid out in cash / otherwise treated in accordance with the terms determined by the Board.]

The primary purpose of the reverse stock split would be to increase the per-share market price of the Company’s common stock, which could help the Company meet or maintain certain stock exchange listing requirements and potentially improve the marketability and liquidity of the Company’s common stock. However, there can be no assurance that the reverse stock split, if implemented, would have the intended effects, including maintaining compliance with applicable listing standards or improving the market price or trading activity of the Company’s common stock.

If the reverse stock split is implemented, the number of issued and outstanding shares of common stock would be reduced in accordance with the selected ratio. The reverse stock split would also result in a proportional adjustment to the number of shares of common stock issuable upon the exercise or conversion of the Company’s outstanding equity awards, warrants, options, and other convertible securities, as well as a proportional adjustment to the applicable exercise or conversion prices. The par value of the Company’s common stock would remain unchanged. [The number of authorized shares of common stock would remain unchanged / would be adjusted proportionally, as applicable.]

As of the date of this Annual Report on Form 10-K, the Board has not determined whether to implement the reverse stock split, nor has it determined the ratio or timing of any such action. The Board retains the discretion to abandon the reverse stock split entirely if it determines that implementing the reverse stock split would not be in the best interests of the Company and its shareholders.

Securities Authorized For Issuance Under Equity Compensation Plans

As at December 31, 2025 there were 9,142,257 Options and 9,142,257 Share Units authorized for issuance under the under the Company’s Omnibus Equity Incentive Plan approved by the Board on August 19, 2025 and by Stockholders at the Company’s annual stockholder meeting held on October 15, 2025 (the “Omnibus Plan”). Since the last financial year end of December 31, 2025, as at March 20, 2026, the following securities were authorized for issuance under the Omnibus Plan:

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

Omnibus Equity Incentive Compensation Plan

The Omnibus Plan approved by stockholders at the Company’s annual stockholder meeting held on October 15, 2025 supersedes and replaces the Company’s 2024 Omnibus Plan.

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

Performance Graph

The graph below matches the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2500 index and the Dow Jones US Software index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2020 to 12/31/2025.

	12/20	12/21	12/22	12/23	12/24	12/25

Oculus Inc.	100.00	239.02	28.28	8.00	14.17	7.19
Russell 2500	100.00	118.18	96.47	113.28	126.87	141.98
Dow Jones US Software	100.00	133.16	89.30	142.61	167.87	184.35

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Begin:	12/31/2016
	Period End:	12/31/2024
Oculus Inc.
OVTZ

	Beginning

Date*	Transaction Type	Closing Price**	No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Tot. Return

31-Dec-20	Begin	0.410	243.90	-	-	-	243.902	100.00

31-Dec-21	Year End	0.980	243.90	-	-	-	243.902	239.02

31-Dec-22	Year End	0.116	243.90	-	-	-	243.902	28.28

31-Dec-23	Year End	0.033	243.90	-	-	-	243.902	8.00

31-Dec-24	Year End	0.058	243.90	-	-	-	243.902	14.17

31-Dec-25	End	0.029	243.90	-	-	-	243.902	7.19

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

As more fully discussed below we have not been profitable, and our revenues for 2025 and 2024 were $Nil. We cannot predict our revenue levels for the next 12 months, or thereafter, nor when, or if, our operations will become profitable. We will require additional financing, both for fiscal 2026 and thereafter, to continue to operate and expand our business. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

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

For the Year Ended December 31, 2025

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing expenses, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the year ended December 31, 2025.  We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have decreased/increased moderately as a result of insignificant fluctuations in general costs.

Selling, general and administrative expenses for the year ended December 31, 2025 increased by $34,682 to $258,227 from $223,545 for the year ended December 31, 2024. This included professional expenses for the year ended December 31, 2025 which increased to $97,576 from $58,901 for the comparable year in 2024. We incurred increased costs in 2025 due to higher legal fees incurred during the fiscal year.

Research and development for the year ended December 31, 2025 decreased to $1,008 from $6,926 for the comparable period in 2024. We incurred decreased costs in 2025 due to minimal activities during the fiscal year.

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

Research and Development

Research and development costs for the year ended December 31, 2025, decreased to $272 from $740 for the comparable year in 2024 We incurred comparable costs in 2025 as the management maintain its decision in 2024, to develop CTSS (ComplyScan®) as well as the on-going development of our subsidiary’s Forget-Me-Yes® zero trust data privacy platform. (“Right-to-be-Forgotten” and “Right-to-Erase”).

Net Losses

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for fiscal 2025 was $319,139, compared with a net loss of $327,360 for fiscal 2024. Our total comprehensive loss for fiscal 2025 was $328,314 which includes currency translation differences of $9,175, compared with a comprehensive loss of $325,674 for fiscal 2024.

Liquidity and Capital Resources

At December 31, 2025 our cash position was $9,409, a decrease from $11,718 at December 31, 2024. We had a working capital deficiency of $737,787 and an accumulated deficit of $49,033,145 at December 31, 2025.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of December 31, 2025, we had $9,409 in cash. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for the fiscal 2026 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

Assuming the aforementioned $3 million to $5 million in financing is obtained, continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional sales of our securities. Although longer-term financing requirements may vary depending upon our sales performance, management expects that we will require additional financing of $3 million to $5 million for fiscal 2026. We have no binding commitments or arrangements for additional financing, and there is no assurance that management will be able to obtain any additional financing on terms acceptable to us, if at all.

Statement of Cash Flows

The Company had cash of $9,409 (2024 - $11,718) as of December 31, 2025.

The decrease in cash and cash equivalents during the year ended December 31, 2025 was primarily due to cash used in operating activities during the fiscal year.

Cash Flow used in Operating Activities

Cash and cash equivalents provided by operating activities were $6,866 (2024 - $146,542) for the year ended December 31, 2025. Operating activities were affected by the change in non-cash working capital balances because of the increase in accounts payable and accrued expenses of $30,918 and an increase in accounts payable and accrued expenses due to related parties of $290,051.

Reverse Stock Split

At the Company’s Annual General Meeting held on October 15, 2025, the Company’s shareholders approved a proposal authorizing the Company’s Board of Directors (the “Board”) to amend the Company’s Articles of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio ranging from 1-for-2 to 1-for-10. The proposal granted the Board discretion to determine the final reverse stock split ratio, as well as the timing and implementation of the reverse stock split, if at all.

If implemented, the reverse stock split would combine the issued and outstanding shares of the Company’s common stock into a smaller number of shares, with each stockholder maintaining the same proportional ownership interest in the Company, subject to the treatment of fractional shares. The reverse stock split would affect all holders of the Company’s common stock uniformly and would not alter any stockholder’s relative voting power or ownership percentage, except for adjustments that may result from the treatment of fractional shares. [Fractional shares, if any, would be rounded up to the nearest whole share / paid out in cash / otherwise treated in accordance with the terms determined by the Board.]

The primary purpose of the reverse stock split would be to increase the per-share market price of the Company’s common stock, which could help the Company meet or maintain certain stock exchange listing requirements and potentially improve the marketability and liquidity of the Company’s common stock. However, there can be no assurance that the reverse stock split, if implemented, would have the intended effects, including maintaining compliance with applicable listing standards or improving the market price or trading activity of the Company’s common stock.

If the reverse stock split is implemented, the number of issued and outstanding shares of common stock would be reduced in accordance with the selected ratio. The reverse stock split would also result in a proportional adjustment to the number of shares of common stock issuable upon the exercise or conversion of the Company’s outstanding equity awards, warrants, options, and other convertible securities, as well as a proportional adjustment to the applicable exercise or conversion prices. The par value of the Company’s common stock would remain unchanged. [The number of authorized shares of common stock would remain unchanged / would be adjusted proportionally, as applicable.]

As of the date of this Annual Report on Form 10-K, the Board has not determined whether to implement the reverse stock split, nor has it determined the ratio or timing of any such action. The Board retains the discretion to abandon the reverse stock split entirely if it determines that implementing the reverse stock split would not be in the best interests of the Company and its shareholders.

Off-Balance Sheet Arrangements

As of fiscal 2025 we have no off-balance sheet arrangements.

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

DECEMBER 31, 2025 AND 2024

OCULUS INC. (FORMERLY OCULUS VISIONTECH, INC.) AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

AUDITOR INDEPENENCE REPORT

DAVIDSON

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Oculus Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oculus Inc. (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $319,139 for the year ended December 31, 2025 and as of December 31, 2025, the Company had an accumulated deficit of $49,033,145 and a working capital deficiency of $737,787. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

DAVIDSON & COMPANY LLP
1200 – 609 Granville Street
PO BOX 10372, Pacific Centre
Vancouver, BC V7Y 1G6
604 687 0947
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

We have determined that there were no critical audit matters to communicate in our auditor's report.

We have served as the Company's auditor since 2022.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants

Vancouver, Canada

March 20, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	December 31, 2025	December 31, 2024

ASSETS

Current Assets:
Cash	$9,409	$11,718
Prepaid expenses and other current assets (Note 4)	22,786	27,822
Total Assets	$32,195	$39,540

LIABILITIES AND STOCKHOLDERS' DEFICENCY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$136,569	$105,651
Accounts payable and accrued expenses – related parties	633,413	343,362
Total Current Liabilities	769,982	449,013

Stockholders’ Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued	-	-
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 91,422,569	46,850,710	46,850,710
Additional paid-in capital	1,485,000	1,485,000
Accumulated other comprehensive loss	(40,352)	(31,177)
Accumulated deficit	(49,033,145)	(48,714,006)
Stockholders' Deficiency:	(737,787)	(409,473)
Total Liabilities and Stockholders' Deficiency	$32,195	$39,540

The accompanying notes form an integral part of these consolidated financial statements.

OCULUS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US Dollars)

For the Years Ended December 31,	2025	2024

Expenses:
Consulting (Note 13)	$60,000	$93,250
Research and development (Note 10)	1,008	6,926
Selling, general and administrative (Notes 9 and 13)	258,227	223,545
Share-based compensation (Notes 7 and 13)	-	5,969

Loss from operations	(319,235)	(329,690)
Interest income	96	2,330

Net loss	(319,139)	(327,360)

Other comprehensive loss
Currency translation differences	(9,175)	1,686

Total comprehensive loss	$(328,314)	$(325,674)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569

The accompanying notes form an integral part of these consolidated financial statements.

OCULUS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars)

	Common Stock and Additional Paid in Capital
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Deficiency

Balance at December 31, 2023	91,422,569	$46,850,710	$1,479,031	$(32,863)	$(48,386,646)	$(89,768)

Share-based compensation	-	-	5,969	-	-	5,969
Currency translation differences	-	-	-	1,686	-	1,686
Net loss	-	-	-	-	(327,360)	(327,360)

Balance at December 31, 2024	91,422,569	46,850,710	1,485,000	(31,177)	(48,714,006)	(409,473)

Currency translation differences	-	-	-	(9,175)	-	(9,175)
Net loss	-	-	-	-	(319,139)	(319,139)

Balance at December 31, 2025	91,422,569	$46,850,710	$1,485,000	$(40,352)	$(49,033,145)	$(737,787)

The accompanying notes form an integral part of these consolidated financial statements.

OCULUS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

Years ended December 31,	2025	2024

Cash flows from operating activities:
Net loss	$(319,139)	$(327,360)
Add back non-cash share-based compensation	-	5,969

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	5,036	(441)
Increase (decrease) in accounts payable and accrued expenses	30,918	(30,597)
Increase in accounts payable and accrued expenses due to related parties	290,051	205,887
Net cash provided by (used in) operating activities	6,866	(146,542)

Effect of foreign currency translation on cash	(9,175)	1,686

Net decrease in cash	(2,309)	(144,856)
Cash at beginning of year	11,718	156,574
Cash at end of year	$9,409	$11,718

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

The accompanying notes form an integral part of these consolidated financial statements.

OCULUS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The Company is a designer of digital watermarking services and solutions. At December 31, 2025 and for the two-year period then ended, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

2.	GOING CONCERN

These consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $319,139 for the year ended December 31, 2025 and, in addition the Company incurred losses of $327,360 for the year ended December 31, 2024. As of December 31, 2025, the Company had an accumulated deficit of $49,033,145 and a working capital deficiency of $737,787. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able to raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 20, 2026, the Board approved the consolidated financial statements dated December 31, 2025.

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

OCULUS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Stated in US Dollars)

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at December 31, 2025	Ownership Interest at December 31, 2024	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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

OCULUS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Stated in US Dollars)

Research and development

Expenditure on research activities is recognized on the consolidated statements of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at December 31, 2025 it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2025 and 2024, this calculation proved to be anti-dilutive, and therefore the Company’s Nil (2024 - 100,000) stock options and Nil (2024 - 12,500,000) warrants were excluded from the calculation.

OCULUS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Reportable Segment Disclosures.” This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective for annual periods beginning after December 15, 2024. There was no material impact of this ASU to the financial statements.

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This standard requires disclosure of significant segment expenses and other segment items by reportable segment. We adopted ASU No. 2023-07 effective December 31, 2024.

OCULUS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Stated in US Dollars)

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2025	2024

Prepaid expenses	$15,671	$16,323
Tax Receivable – Canadian GST	7,115	11,499
	$22,786	$27,822

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2025	2024

Accounts payable	$112,475	$79,856
Accrued fees and expenses	24,094	25,795
	$136,569	$105,651

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on December 31, 2025 and 2024.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As of December 31, 2025, there were Nil common shares held in escrow.

7.	OMNIBUS EQUITY INCENTIVE COMPENATION PLAN

As of December 31, 2025, the Company’s Omnibus Equity Incentive Plan approved by the Board on August 9, 2024 (the “Omnibus Plan”), which was most recently approved by Stockholders at the Company’s annual stockholder meeting held on September 30, 2024.

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

OCULUS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Stated in US Dollars)

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

During the year ended December 31, 2025, the Company did not grant any stock options and recorded $Nil (2024 - $5,969) of share-based compensation for vested portion of options that were previously granted.

The changes in stock options are as follows:

	Number of stock options	Weighted average exercise price (CAD)	Aggregate Intrinsic Value

Options outstanding, December 31, 2023	1,565,000	$0.85	$-
Expired	(1,465,000)	0.86	-
Options outstanding, December 31, 2024	100,000	0.80	-
Expired	(100,000)	0.80	-
Options outstanding, December 31, 2025	-	$-	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2025.

As of December 31, 2025, there were Nil options outstanding.

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price (CAD)	Aggregate Intrinsic Value

Warrants outstanding, December 31, 2023 and 2024	12,500,000	$0.001	$-
Expired	(12,500,000)	(0.001)	-
Warrants outstanding, December 31, 2025	-	$-	$-

As of December 31, 2025, there were Nil warrants outstanding.

OCULUS INC. (FORMERLY OCULUS VISIONTECH INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Stated in US Dollars)

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024

Filing and regulatory fees	$35,698	$31,288
Professional fees	97,576	58,901
Rent	42,752	42,865
Office and administration	82,201	90,491

	$258,227	$223,545

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development costs for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024

Software development	$1,008	$6,526
Business development	-	358
Payroll	-	42

	$1,008	$6,926

11.	FINANCIAL INSTRUMENTS AND RISKS

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

OCULUS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at December 31, 2025, the Company had a cash balance of $9,409 (2024 – $11,718) to settle current liabilities of $769,982 (2024 – $449,013). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at December 31, 2025 and 2024, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in United States would change foreign exchange gain or loss by an insignificant amount.

OCULUS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Stated in US Dollars)

12.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	December 31, 2025		December 31, 2024

Loss before taxes for the year		$(319,133)		$(327,360)
Federal and State tax rate		28%		28%

Expected income tax (recovery)	28.0%	$(89,000)	28.0%	$(92,000)
Effect of change in tax rates	0.0%	-	(1.8)%	6,000
Adjustment to prior years provision	(0.3)%	1,000	3.7%	(12,000)
Change in valuation allowance	(27.7)%	88,000	(29.9)%	159,000

Total income taxes		$-		$-

Current income tax		$-		$-
Deferred tax recovery		$-		$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	December 31, 2025	December 31, 2024

Research and development	$110,000	$179,000
Non-capital losses	$6,780,000	$6,934,000

	$6,890,000	$7,113,000
Unrecognized deferred tax assets	(6,890,000)	(7,113,000)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2025	Expiry Date Range	2024	Expiry Date Range
Temporary Differences
Research and development	$394,000	No expiry date	$642,000	No expiry date
Non-capital losses available for future periods	$24,228,000	2023 to indefinite	$24,777,000	2023 to indefinite
Canada	$16,655,000	2025 to 2037	$17,766,000	2025 to 2037
USA	$7,573 ,000	No expiry date	$7,011,000	No expiry date

OCULUS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The Company defines its key management as the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company was as follows:

	Years ended December 31,
	2025	2024

Consulting	$60,000	$90,000
Selling general and administrative	62,504	63,546
	$122,504	$153,546

The Company for the years ended December 31, 2025 and 2024 reimbursed a related party $62,504 and $63,546, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $60,000 (2024 - $90,000) of consulting fees accrued to a company controlled by a director of the Company for the years ended December 31, 2025 and 2024.

14.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $4,924 (CAD). For the years ended December 31, 2025 and 2024 rent expense was $42,752 and $42,865, respectively.

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

Item 9B.	Other Information

Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Our current directors and executive officers and their respective ages as of March 20, 2026, are as follows:

Name and Province or State and Country of Residence	Age	Position	Period of Service
Rowland Perkins Alberta, Canada	73	Director, President and Chief Executive Officer	Since 2005
Anton J. Drescher [1] British Columbia, Canada	69	Director, Chief Financial Officer and Corporate Secretary	Since 1994
Fabrice Helliker, Broadstone, UK	58	Director	Since 2020
Maurice Loverso [1] Quebec, Canada	65	Director	Since 2003
Tom Perovic Ontario, Canada	73	Director	Since 2011
Ron Wages [1] North Carolina, USA	63	Director	Since 2011

Note:

1	Member of audit committee.

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

The Audit Committee meets with our independent auditors at least quarterly to discuss the results of the annual audit or interim periodic reviews and to review the financial statements; appoints the independent auditors to be retained; oversees the independence of the independent accountants; evaluates the independent auditors’ performance; approves fees paid to independent auditors and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met informally by telephone conference during fiscal 2025.

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

Compensation Committee

At present, the company does not have a formal Compensation Committee. All compensation is controlled, managed, and reviewed by the company Board of Directors. As of December 31, 2025, company executives or directors received no compensation for services rendered other than granted stock options.

Item 11.	Executive Compensation

The following table sets forth compensation awarded to, earned by or paid to Oculus's Chief Executive Officer (CEO), and to other persons serving as executive officers for the last three completed fiscal years, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers").

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)[1]	LTIP Payouts	All Other Compen- sation
		$	$	$	$		$	$

Drescher,	2025	-0-	-0-	60,000	-0-	-0-	-0-	-0-
Anton	2024	-0-	-0-	90,000	-0-	-0-	-0-	-0-
CFO	2023	-0-	-0-	148,500	-0-	-0-	-0-	-0-

Perkins,	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rowland	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended December 31, 2025 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End December 31, 2025	Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)1	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Drescher, Anton	Nil	-0-	Nil / Nil	-0-	/	-0-
Perkins, Rowland	Nil	-0-	Nil / Nil	-0-

Compensation of Directors

Directors receive no compensation for their service as such.

The following table sets forth compensation awarded to, earned by or paid to Oculus's directors for the last three completed fiscal years.

					Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)[1]	LTIP Payouts	All Other Compen- sation
		$	$	$	$		$	$

Loverso,	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Maurice	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Pervic,	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tom	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wages	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Helliker	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fabrice	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The following table sets forth certain information concerning exercises of stock options by directors during the year ended December 31, 2025 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End December 31, 2025	Value of Unexercised In-the- Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)1	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Loverso, Maurice	Nil	-0-	Nil / Nil	-0-	/	-0-
Pervic, Tom	Nil	-0-	Nil / Nil	-0-	/	-0-
Wages, Ron	Nil	-0-	Nil / Nil	-0-	/	-0-
Helliker, Fabrice	Nil	-0-	Nil / Nil	-0-	/	-0-

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2026, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock; and

●	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 91,422,569 shares of common stock outstanding as of March 20, 2026.

For the purposes of the information provided below, Common Shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2025, when there were deemed to be 91,422,569 shares of common stock (“Common Shares”) of the Company outstanding and beneficially owned by the stockholders for the purpose of computing the number of Common Shares and percentage ownership of each holder are reported below, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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
(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of March 20, 2026, there were 91,422,569 shares of common stock of the Company issued and outstanding.

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

The Company for the years ended December 31, 2025 and 2024 reimbursed a related party $62,504 and $63,546, respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $60,000 (2024 - $90,000) of consulting fees accrued to a company controlled by a director of the Company for the years ended December 31, 2025 and 2024.

Item 14.	Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Davidson and Company LLP, for the audit of our annual financial statements for the years ended December 31, 2025 and 2024.

Year ended December 31	2025	2024
Audit fees	$22,400	$22,400
Audit-related fees	-	-
Tax fees	8,500	8,500
All other fees	-	-
Total	$30,900	$30,900

The Audit Committee reviews all audit and non-audit related fees at least annually. The Audit Committee pre-approved all audit and non-audit related services in fiscal 2025 and 2024.

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

OCULUS INC.

Dated: March 20, 2026	By: /s/ Rowland Perkins
Rowland Perkins
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rowland Perkins	Chief Executive Officer (Principal Executive Officer), Director	March 20, 2026
Rowland Perkins

/s/ Anton J. Drescher	Chief Financial Officer, (Principal financial officer and principal accounting officer), Director	March 20, 2026
Anton J. Drescher

/s/ Maurice Loverso	Director	March 20, 2026
Maurice Loverso

/s/ Tom Perovic	Director	March 20, 2026
Tom Perovic

/s/ Ron Wages	Director	March 20, 2026
Ron Wages

/s/ Fabrice Helliker	Director	March 20, 2026
Fabrice Helliker