Form 10-Q
period 2026-03-31
OCULUS INC.
filed 2026-05-12
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As at May 12, 2026, there were 91,422,569 shares of the registrant’s common stock outstanding

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common
Common stock - no par value	OVTZ	Over The Counter Bulletin Board
Preferred stock - no par value	N/A	N/A
Common stock - no par value	OVT	TSX Venture Exchange
Common stock - no par value	USF1	Frankfurt Stock Exchange

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “plan”, “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate” and “continue” or similar words. Forward-looking statements are statements that are not historical facts, and include, but are not limited to:

●	statements regarding our products and services, including:
o	our digital watermarking technology and Cloud-based document protection system;
o	our data privacy and data protection services and solutions;
o	the integration, development, and deployment of artificial intelligence (“AI”) technologies within our products and services
o	our technology, our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
o	our expectations regarding competition and growth in our sector; the future sources and availability of additional funding; and
o	the effect of funding arrangements on projects and products.

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
●

the Company is subject to rapid technological change, including advancements in artificial intelligence, which could render its products and services obsolete or require significant investment to remain competitive;

●

risks associated with the development, adoption, and deployment of artificial intelligence technologies, including regulatory uncertainty, ethical concerns, potential misuse, data privacy risks, and the possibility that such technologies may not achieve expected benefits or may introduce operational or reputational risks;

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
●

a failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company’s business and operating results and shareholders could lose confidence in the Company’s financial reporting;

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
●

government regulation and legal uncertainties, including those relating to artificial intelligence, data privacy, cybersecurity, and cross-border data transfers, could add additional costs and risks to doing business on the Internet;

●

geopolitical tensions, conflicts, and instability in various regions of the world may disrupt global markets, supply chains, customer demand, and access to capital, and may adversely affect the Company’s operations, partners, and customers;

●

the imposition of tariffs, trade restrictions, export controls, or other protectionist measures may increase the cost of technology components, limit market access, or otherwise adversely impact the Company’s products, pricing, and competitiveness;

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

The Company believes the items outlined above are important factors that could cause estimates included in its financial statements to differ materially from the actual results and those expressed in a forward-looking statement made in this report or elsewhere by the Company or on its behalf. The Company has discussed these factors in more detail under “Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (i) be aware that factors not referred to above could affect the accuracy of the Company’s forward-looking statements and (ii) use caution when considering the Company’s forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS

Current Assets:
Cash	$16,658	$9,409
Prepaid expenses and other current assets (Note 4)	19,224	22,786
Total Assets	$35,882	$32,195

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$141,010	$136,569
Accounts payable and accrued expenses - related parties	688,221	633,413
Total current liabilities	829,231	769,982

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued	-	-
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 91,422,569	46,850,710	46,850,710
Additional paid in capital	1,485,000	1,485,000
Accumulated other comprehensive loss	(33,837)	(40,352)
Accumulated deficit	(49,095,222)	(49,033,145)
Total Stockholders’ Deficiency	(793,349)	(737,787)
Total Liabilities and Stockholders' Deficiency	$35,882	$32,195

Going concern (Note 2)

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2026	2025

Expenses:
Consulting (Note 11)	$15,000	$15,000
Research and development (Note 10)	270	277
Selling, general and administrative (Notes 9 and 13)	46,813	87,637

Loss from operations	(62,083)	(102,914)
Interest income	6	4

Net loss	(62,077)	(102,910)

Other comprehensive loss
Currency translation differences	6,515	(338)

Total comprehensive loss	$(55,562)	$(103,248)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Stated in US Dollars)

(Unaudited)

Three Month Period Ended March 31, 2026

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficiency

Balance at December 31, 2025	91,422,569	$46,850,710	$1,485,000	$(40,352)	$(49,033,145)	$(737,787)

Currency translation differences	-	-	-	6,515	-	6,515
Net loss	-	-	-	-	(62,077)	(62,077)

Balance at March 31, 2026	91,422,569	$46,850,710	$1,485,000	$(33,837)	$(49,095,222)	$(793,349)

Three Month Period Ended March 31, 2025

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficiency

Balance at December 31, 2024	91,422,569	$46,850,710	$1,485,000	$(31,177)	$(48,714,006)	$(409,473)

Currency translation differences	-	-	-	(338)	-	(338)
Net loss	-	-	-	-	(102,910)	(102,910)

Balance at March 31, 2025	91,422,569	$46,850,710	$1,485,000	$(31,515)	$(48,816,916)	$(512,721)

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

Three months ended March 31,	2026	2025

Cash flows from operating activities:
Net loss	$(62,077)	$(102,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	3,562	(7,740)
Increase in accounts payable and accrued liabilities	4,441	44,674
Increase in accounts payable and accrued liabilities – related parties	54,808	62,690
Net cash provided (used) in operating activities	734	(3,286)

Effect of foreign currency translation	6,515	(338)

Net decrease in cash and cash equivalents	7,249	(3,624)
Cash at beginning of period	9,409	11,718
Cash at end of period	$16,658	$8,094

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

There were no non-cash financing or investing activities for the periods presented.

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
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

The Company is a designer of digital watermarking services and solutions. At March 31, 2026 and for the year ended December 31, 2025, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principals of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with management’s Discussion and Analysis, for the year ended December 31, 2025. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed interim consolidated financial statements follow the same accounting policies in the annual financial statements. The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

2.	GOING CONCERN

These condensed interim consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $62,077 for the period ended March 31, 2026 and, in addition the Company incurred losses of $319,139 for the year ended  December 31, 2025. As of  March 31, 2026, the Company had an accumulated deficit of $49,095,222 and a working capital deficiency of $793,349. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able to raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

These condensed interim consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On May 12, 2026, the Board approved the condensed interim consolidated financial statements dated March 31, 2026.

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
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
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

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at March 31, 2026	Ownership Interest at December 31, 2025	Principal Activity

ComplyTrust Inc.	US/Delaware	100%	100%	Software Development

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

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
(Stated in US Dollars)
(Unaudited)

Research and development

Expenditure on research activities is recognized on the consolidated statements of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at March 31, 2026 it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the three months ended March 31, 2026 and 2025, this calculation proved to be anti-dilutive, and therefore the Company’s Nil ( March 31, 2025 – Nil) stock options and Nil ( March 31, 2025 – 12,500,000) warrants were excluded from this calculation.

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2026	2025

Prepaid expenses	$13,182	$15,671
Tax Receivable – Canadian GST	6,042	7,115
	$19,224	$22,786

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
(Stated in US Dollars)
(Unaudited)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025

Accounts payable	$109,647	$112,475
Accrued fees and liabilities	31,363	24,094
	$141,010	$136,569

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on March 31, 2026 and December 31, 2025.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As at March 31, 2026, there were Nil common shares held in escrow.

7.	OMNIBUS EQUITY INCENTIVE COMPENSATION PLAN

As of  March 31, 2026, the Company’s Omnibus Equity Incentive Plan approved by the Board on  August 9, 2024 (the “Omnibus Plan”), which was most recently approved by Stockholders at the Company’s annual stockholder meeting held on  September 30, 2024.

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

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
(Stated in US Dollars)
(Unaudited)

During the three months ended March 31, 2026, the Company did not grant any stock options and recorded $Nil (2025 - $Nil) of share-based compensation for vested portion that were previously granted.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2024	100,000	$0.80	$-
Expired	(100,000)	0.80	-
Options outstanding, December 31, 2025 and March 31, 2026	-	-	-

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2024	12,500,000	$0.001
Expired	(12,500,000)	0.001
Warrants outstanding, December 31, 2025 and March 31, 2026	-	$-

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative expense for the three month periods ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
	2026	2025

Filing and regulatory fees	$10,537	$14,475
Professional fees	11,857	48,959
Rent	10,782	10,706
Office and administration	13,637	13,497

	$46,813	$87,637

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development expense for the three month periods ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
	2026	2025

Software development	$270	$277

	$270	$277

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
(Stated in US Dollars)
(Unaudited)

11.	RELATED PARTIES

Related parties include Directors, officers, close family members and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Company defines its key management as Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company for the three months periods ended March 31, 2026 and 2025 were as follows:

	2026	2025

Consulting	$15,000	$15,000
Selling, general and administrative	14,593	14,808
	$29,593	$29,808

The Company for the three months periods ended March 31, 2026 and 2025 reimbursed a related party $14,593 and $14,808 respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $15,000 (2025 - $15,000) of consulting fees accrued to a company controlled by a director of the Company for the three months periods ended March 31, 2026 and 2025.

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

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
(Stated in US Dollars)
(Unaudited)

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at March 31, 2026, the Company had a cash balance of $16,658 ( December 31, 2025 – $9,409) to settle current liabilities of $829,231 ( December 31, 2025 – $769,982). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at March 31, 2026 and December 31, 2025, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in the United States would change foreign exchange gain or loss by an insignificant amount.

13.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $4,924 (CAD). For the three month periods ended March 31, 2026 and 2025 rent expense was $10,782 and $10,706, respectively.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

OVERVIEW OF THE COMPANY

Oculus Inc. (OVTZ) is a Canadian-based development-stage technology company focused on cybersecurity, data privacy, and data protection solutions for enterprise customers. Headquartered in Vancouver, British Columbia, Canada, the Company was originally founded by image processing experts and is operated by experienced leadership. OVTZ is currently expanding and investing in a suite of data protection and data privacy software products designed to address regulatory compliance requirements, including those associated with CCPA, GDPR, LGPD, and other data privacy frameworks. The Company is also evaluating and may incorporate artificial intelligence (“AI”) technologies to complement and enhance certain aspects of its solutions, subject to technical, regulatory, and operational considerations.

The Company’s objective is to develop software tools intended to support automated solutions for cloud-based customer environments and use cases related to data privacy and data protection for individuals, organizations, and their customers worldwide. These efforts are guided by a focus on data compliance, system interoperability, and evolving customer requirements.

Our Forget-Me-Yes® data privacy product is a Software-as-a-Service (SaaS) platform developed to address ‘Right-to-be-Forgotten’ (RtbF) and Right-of-Erase (RoE) regulatory requirements under frameworks such as Brazil’s LGPD, Europe’s GDPR, the California Consumer Privacy Act (CCPA), the Colorado Privacy Act (CPA), and the Virginia Consumer Data Protection Act (CDPA). An additional data protection software tool, ComplyScan®, is being developed to address public cloud data governance and compliance requirements. Our legacy Cloud Document Protection System (Cloud-DPS) technology leverages digital watermarking capabilities to support document authentication and protection within a SaaS-based platform. Historically, the Company has applied its digital watermarking technology in streaming video content distribution, video-on-demand (VOD) systems, and digital media delivery solutions enabling transmission of live or recorded content across internet, intranet, satellite, and wireless networks. The Company may evaluate the use of AI to complement certain functionalities within these offerings; however, such use is subject to evolving regulatory frameworks, performance considerations, and associated risks.

We were incorporated on April 18, 1986, as “First Commercial Financial Group Inc.” in the Province of Alberta, Canada. In 1989, our name was changed to “Micron Metals Canada Corp.”, which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, to focus on the digital media business. In 1995, we changed our name to “USA Video Interactive Corp.” and continued from the Province of Alberta into the State of Wyoming. At a shareholders meeting held on December 30, 2011, a resolution was passed to change our name to “Oculus VisionTech Inc.” and to effect a reverse stock split (share consolidation) on the basis of fifteen old common shares for one new common share. On January 25, 2012, we changed our name to “Oculus VisionTech Inc.” In June 2020, OVTZ acquired OCL Technologies Inc. (OCL), a Delaware-based data privacy software development company located in San Diego, California. As a wholly-owned subsidiary of OVTZ, OCL changed its corporate name to ComplyTrust® Inc. (CTI) on January 21, 2021. References to OCL in this document refer to CTI. On January 16, 2025, we changed our name to “Oculus Inc.”

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

BUSINESS OBJECTIVES:

In this age of digital transformation, data monetization, IoT, artificial intelligence (“AI”), and increasing volumes of data migration to hyperscale, geographically distributed cloud infrastructure and workloads, data protection and data privacy have become increasingly important. GDPR, LGPD, CCPA, and other international and emerging U.S. data privacy regulations provide individuals and organizations with rights related to access, correction, and deletion of personal information. In addition, evolving regulatory frameworks governing AI, data usage, and cross-border data transfers may affect how organizations collect, process, and secure data.

In an increasingly Everything-as-a-Service environment, OVTZ seeks to develop cloud-native data privacy and data protection solutions designed to operate across multi-cloud platforms and to integrate with both legacy and modern application architectures. The Company also operates in an environment characterized by an evolving cybersecurity threat landscape, including increasing use of AI-enabled tools by both enterprises and threat actors, and a growing frequency and sophistication of cyberattacks and data breaches. OVTZ is developing modular, microservices-based software solutions for hybrid on-premise and multi-cloud data management that are intended to incorporate capabilities such as malware, privacy, and ransomware scanning, reporting, visualization, and cyber threat management, which may include AI-assisted analytics.

Geopolitical tensions, regional conflicts, and macroeconomic uncertainty may affect global cloud infrastructure availability, supply chains, customer demand, and regulatory conditions in the markets in which the Company operates. In addition, tariffs, trade restrictions, export controls, and other protectionist measures may increase costs, restrict access to certain markets or technologies, or otherwise adversely affect the Company’s ability to develop, deploy, or commercialize its products and services.

Our Forget-Me-Yes® (FMY) Software-as-a-Service (SaaS) data privacy solution is designed as a Zero-Knowledge platform intended to provide a centralized capability to support ongoing ‘right-to-be-forgotten’ (RtbF) and ‘right-of-erase’ (RoE) privacy compliance through automated, policy-driven re-query services. While FMY is designed to support the persistence of such requests over the life of a subscription, its effectiveness is subject to technical limitations, integration dependencies, and regulatory interpretation. FMY incorporates encryption technologies intended to help protect user interfaces, data-in-transit, and data-at-rest, although no system can be guaranteed to be completely secure. FMY may incorporate AI-enabled capabilities to enhance automation, detection, and compliance monitoring; however, such capabilities are subject to evolving regulatory requirements, potential performance limitations, and operational or reputational risks. With a cloud-native architecture, FMY may be deployed as a SaaS platform or licensed for integration with third-party applications and data privacy platforms.

Our ComplyTrust® Software-as-a-Service Suite (CTSS) is a set of software tools designed to address cloud-native data management and regulatory compliance. CTSS is intended to assist organizations in managing data governance and facilitating cloud migration and deployment. CTSS is designed to automate and visualize cloud compliance reporting across accounts, regions, and services based on user-defined and data-driven metrics, and may incorporate AI-driven analytics to enhance insights. The effectiveness of these capabilities may depend on factors including data quality, system integration, regulatory requirements, and user adoption.

OVTZ has identified cloud-based digital document security and protection products as a potential business opportunity that leverages its proprietary real-time digital video watermarking technology, originally developed for the entertainment industry, for application in the digital document protection market. Cloud-DPS is designed to help secure digital documents (including text documents, images, and technical files) by embedding watermarking technologies intended to support authentication and detection of modification or forgery. The effectiveness of these technologies may be affected by technological developments, competitive offerings, and evolving user requirements, including those incorporating AI-based alternatives.

Our near-term business objectives for the above:

1.

To seek to copyright, patent, and license technology developed through the Company’s research and development program, including technologies that may incorporate artificial intelligence and machine learning, subject to intellectual property, regulatory, and commercial considerations

2.

To pursue proof-of-concept implementations with selected commercial projects for the Forget-Me-Yes® (FMY) platform, expand integration capabilities with Database-as-a-Service (DBaaS) providers supporting structured and unstructured data, and explore licensing of FMY API microservices for integration with third-party application partners, software providers, and potential OEMs, subject to market conditions, regulatory developments, and potential geopolitical or trade-related constraints;

3.

To pursue proof-of-concept deployment of the ComplyTrust® SaaS Suite (CTSS), initially as a tool within Amazon Web Services (AWS), to assist customers in managing data protection and compliance in a cloud-native environment, and, as adoption develops, to expand functionality and integrations with third-party providers, subject to risks relating to AI adoption, regulatory developments, and global market conditions;

4.

To seek industry recognition for the Company’s FMY data privacy platform, ComplyScan® (CS) compliance validation tool, and legacy C-DPS authentication and tamper-resistance technologies, and to pursue the development of recurring revenue streams, which may be affected by competitive dynamics, technological change, geopolitical developments, and trade policies.

CRITICAL ACCOUNTING POLICIES (AND ESTIMATES)

In preparing its consolidated financials statement, the Company follows GAAP, which is described in Note 3, Summary of Significant Accounting Policies, to the Company’s December 31, 2025 Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K. The application of these principles requires significant judgements or an estimation process that can affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. The Company continually reviews its accounting policies and financials information disclosures. Except as noted in Note 3, Summary of Significant Accounting Policies, of the Company’s financials statements, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2025.

RESULTS OF OPERATIONS

Sales

Sales for the three-month periods ended March 31, 2026 and 2025 were $Nil.

Cost of Sales

The cost of sales for the three-month periods ended March 31, 2026 and 2025 were $Nil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing liabilities, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, increased in the period ended March 31, 2026. We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have increased/decreased moderately as a result of insignificant fluctuations in general costs.

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

Three-month period ended March 31, 2026

Selling, general and administrative expenses for the three months ended March 31, 2026 decreased to $46,813 from $87,637 for the comparable period. We incurred lower costs during the period due to less professional fees incurred during the fiscal period.

Net Losses

Three-month period ended March 31, 2026

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended March 31, 2026 was $55,562 compared with a net loss of $103,248 for the comparative period.

Liquidity and Capital Resources

At March 31, 2026 our cash position was $16,658, an increase from $9,409 at December 31, 2025. We had a working capital deficiency of $793,349 and an accumulated deficit of $49,095,222 at March 31, 2026.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of March 31, 2026, we had $16,658 in cash. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for fiscal 2026 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

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

As of March 31, 2026, we have no off-balance sheet arrangements.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended March 31, 2026, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Oculus is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item. A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10 -K for the fiscal year ended December 31, 2025 filed with the SEC on March 20, 2026. Those factors continue to be meaningful for your evaluation of Oculus and we urge you to review and consider the risk factors presented in such Form 10-K.

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

OCULUS INC.

May 12, 2026	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

May 12, 2026	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)