Form 10-Q
period 2026-06-30
OCULUS INC.
filed 2026-08-06
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No ☑

As at August 6, 2026, there were 91,422,569 shares of the registrant’s common stock outstanding

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS

Current Assets:
Cash	$4,989	$9,409
Prepaid expenses and other current assets (Note 4)	16,353	22,786
Total Assets	$21,342	$32,195

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$123,945	$136,569
Accounts payable and accrued expenses - related parties	747,346	633,413
Total current liabilities	871,291	769,982

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued	-	-
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 91,422,569	46,850,710	46,850,710
Additional paid-in capital	1,485,000	1,485,000
Accumulated other comprehensive loss	(27,881)	(40,352)
Accumulated deficit	(49,157,778)	(49,033,145)
Total Stockholders’ Deficiency	(849,949)	(737,787)
Total Liabilities and Stockholders' Deficiency	$21,342	$32,195

Going concern (Note 2)

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US Dollars) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Expenses:
Consulting (Note 11)	$15,000	$15,000	$30,000	$30,000
Research and development (Note 10)	276	183	546	460
Selling, general and administrative (Notes 9 and 13)	47,284	36,615	94,097	124,252

Loss from operations	(62,560)	(51,798)	(124,643)	(154,712)
Interest income	4	80	10	84

Net loss	(62,556)	(51,718)	(124,633)	(154,628)

Other comprehensive income (loss)
Currency translation differences	5,956	(7,861)	12,471	(8,199)

Total comprehensive income (loss)	$(56,600)	$(59,579)	$(112,162)	$(162,827)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569	91,422,569	91,422,569

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars) (Unaudited)

Six Month Period Ended June 30, 2026

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficiency

Balance at December 31, 2025	91,422,569	$46,850,710	$1,485,000	$(40,352)	$(49,033,145)	$(737,787)

Currency translation differences	-	-	-	12,471	-	12,471
Net loss	-	-	-	-	(124,633)	(124,633)

Balance at June 30, 2026	91,422,569	$46,850,710	$1,485,000	$(27,881)	$(49,157,778)	$(849,949)

Six Month Period Ended June 30, 2025

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficiency

Balance at December 31, 2024	91,422,569	$46,850,710	$1,485,000	$(31,177)	$(48,714,006)	$(409,473)

Currency translation differences	-	-	-	(8,199)	-	(8,199)
Net loss	-	-	-	-	(154,628)	(154,628)

Balance at June 30, 2025	91,422,569	$46,850,710	$1,485,000	$(39,376)	$(48,868,634)	$(572,300)

Three Month Period Ended June 30, 2026

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficiency

Balance at March 31, 2026	91,422,569	$46,850,710	$1,485,000	$(33,837)	$(49,095,222)	$(793,349)

Currency translation differences	-	-	-	5,956	-	5,956
Net loss	-	-	-	-	(62,556)	(62,556)

Balance at June 30, 2026	91,422,569	$46,850,710	$1,485,000	$(27,881)	$(49,157,778)	$(849,949)

Three Month Period Ended June 30, 2025

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficiency

Balance at March 31, 2025	91,422,569	$46,850,710	$1,485,000	$(31,515)	$(48,816,916)	$(512,721)

Currency translation differences	-	-	-	(7,861)	-	(7,861)
Net loss	-	-	-	-	(51,718)	(51,718)

Balance at June 30, 2025	91,422,569	$46,850,710	$1,485,000	$(39,376)	$(48,868,634)	$(572,300)

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

Six months ended June 30,	2026	2025

Cash flows from operating activities:
Net loss	$(124,633)	$(154,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	6,433	12,222
Increase (decrease) in accounts payable and accrued liabilities	(12,624)	14,820
Increase in accounts payable and accrued liabilities – related parties	113,933	132,263
Net cash provided (used) in operating activities	(16,891)	4,677

Effect of foreign currency translation	12,471	(8,199)

Net decrease in cash	(4,420)	(3,522)
Cash at beginning of period	9,409	11,718
Cash at end of period	$4,989	$8,196

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

There were no non-cash financing or investing activities for the periods presented.

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Stated in US Dollars)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS

The accompanying condensed interim consolidated financial statements include the accounts of Oculus Inc. (“Oculus”) and its wholly-owned subsidiary, Artivex Inc. (formerly ComplyTrust Inc.) (“CTI”), (together “the Company”). All intercompany balances and transactions have been eliminated upon consolidation. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

The Company is a designer of digital watermarking services and solutions. At June 30, 2026 and for the year ended December 31, 2025, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with management’s Discussion and Analysis, for the year ended December 31, 2025. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed interim consolidated financial statements follow the same accounting policies in the annual financial statements. The operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026.

2.	GOING CONCERN

These condensed interim consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $124,633 for the six months ended June 30, 2026 and, in addition, the Company incurred losses of $319,139 for the year ended  December 31, 2025. As of  June 30, 2026, the Company had an accumulated deficit of 49,157,778 and a working capital deficiency of $849,949. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able to raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

These condensed interim consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On August 6, 2026, the Board approved the condensed interim consolidated financial statements dated June 30, 2026.

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

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

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

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at June 30, 2026	Ownership Interest at December 31, 2025	Principal Activity

Artivex Inc. (formerly ComplyTrust Inc.)	US/Delaware	100%	100%	Software Development

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

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Stated in US Dollars)

(Unaudited)

Research and development

Expenditure on research activities is recognized on the consolidated statements of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at June 30, 2026 it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the three months ended June 30, 2026 and 2025, this calculation proved to be anti-dilutive, and therefore the Company’s Nil ( June 30, 2025 – Nil) stock options and Nil ( June 30, 2025 – 12,500,000) warrants were excluded from this calculation.

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Stated in US Dollars)

(Unaudited)

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity-based compensation awards to be accounted for using the fair value method. Equity-settled share-based payment arrangements are initially measured at fair value at the date of grant and recorded within shareholders’ equity. Arrangements considered to be cash-settled are initially recorded at fair value and classified as accrued expenses, and subsequently re-measured at fair value at each reporting date. The Company’s stock option plan is an equity-settled arrangement.

The fair value at grant date of all share-based payments is recognized as compensation expense over the period for which benefits of services are expected to be derived, with a corresponding credit to shareholders’ equity or accrued expenses depending on whether they are equity-settled or cash-settled. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model and estimates the expected forfeiture rate at the date of grant.

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2026	2025

Prepaid expenses	$9,177	$15,671
Tax Receivable – Canadian GST	7,176	7,115
	$16,353	$22,786

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Stated in US Dollars)

(Unaudited)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025

Accounts payable	$108,738	$112,475
Accrued fees and liabilities	15,207	24,094
	$123,945	$136,569

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on June 30, 2026 and December 31, 2025.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As at June 30, 2026, there were Nil common shares held in escrow.

7.	OMNIBUS EQUITY INCENTIVE COMPENSATION PLAN

As of  June 30, 2026, the Company’s Omnibus Equity Incentive Plan approved by the Board on  August 12, 2025 (the “Omnibus Plan”), which was most recently approved by Stockholders at the Company’s annual stockholder meeting held on  October 15, 2025.

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

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Stated in US Dollars)

(Unaudited)

During the six months ended June 30, 2026, the Company did not grant any stock options and recorded $Nil (2025 - $Nil) of share-based compensation for vested portion that were previously granted.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2024	100,000	$0.80	$-
Expired	(100,000)	0.80	-
Options outstanding, December 31, 2025 and June 30, 2026	-	$-	$-
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2024	12,500,000	$0.001
Expired	(12,500,000)	0.001
Warrants outstanding, December 31, 2025 and June 30, 2026	-	$-

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative expense for the three and six month periods ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Filing and regulatory fees	$6,297	$5,001	$19,476	$19,476
Professional fees	$17,986	$10,198	$29,843	$59,157
Rent	$10,730	$10,583	$21,512	$21,289
Office and administration	$12,270	$10,833	$23,266	$24,330

	$47,284	$36,615	$94,097	$124,252

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development expense for the three and six month periods ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Software development	$276	$183	$546	$460

	$276	$183	$546	$460

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Stated in US Dollars)

(Unaudited)

11.	RELATED PARTIES

Related parties include Directors, officers, close family members and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Company defines its key management as Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company for the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025

Consulting	$30,000	$30,000
Selling, general and administrative	26,836	29,244
	$56,836	$59,244

The Company for the six months ended June 30, 2026 and 2025 reimbursed a related party $26,836 and $29,244 respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $30,000 (2025 - $30,000) of consulting fees accrued to a company controlled by a director of the Company for the six months ended June 30, 2026 and 2025.

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

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

(Stated in US Dollars)

(Unaudited)

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at June 30, 2026, the Company had a cash balance of $4,989 ( December 31, 2025 – $9,409) to settle current liabilities of $871,291 ( December 31, 2025 – $769,982). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at June 30, 2026 and December 31, 2025, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in the United States would change foreign exchange gain or loss by an insignificant amount.

13.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $4,924 (CAD). For the six month periods ended June 30, 2026 and 2025 rent expense was $21,512 and $21,289, respectively.

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

We were incorporated on April 18, 1986, as “First Commercial Financial Group Inc.” in the Province of Alberta, Canada. In 1989, our name was changed to “Micron Metals Canada Corp.”, which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, to focus on the digital media business. In 1995, we changed our name to “USA Video Interactive Corp.” and continued from the Province of Alberta into the State of Wyoming. At a shareholders meeting held on December 30, 2011, a resolution was passed to change our name to “Oculus VisionTech Inc.” and to effect a reverse stock split (share consolidation) on the basis of fifteen old common shares for one new common share. On January 25, 2012, we changed our name to “Oculus VisionTech Inc.”, which subsequently was changed to “Oculus Inc.” on January 16, 2025. In June 2020, OVTZ acquired OCL Technologies Inc. (OCL), a Delaware-based data privacy software development company located in San Diego, California. As a wholly-owned subsidiary of OVTZ, OCL changed its corporate name to ComplyTrust® Inc. (CTI) on January 21, 2021. On May 28, 2026, CRI changed its name to Atrivex Inc. Artivex Inc. will continue to carry on business as ComplyTrust® and use the ComplyTrust® brand. ComplyTrust®, Forget-Me-Yes®, and ComplyScan® are registered trademark of Artivex Inc. References to OCL and Artivex Inc. in this document refer to CTI.

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

RESULTS OF OPERATIONS

Sales

Sales for the six-month periods ended June 30, 2026 and 2025 were $Nil and $Nil, respectively.

Cost of Sales

The cost of sales for the six-month periods ended June 30, 2026 and 2025 were $Nil and $Nil, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing liabilities, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, changed in the period ended June 30, 2026. We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have increased/decreased moderately as a result of insignificant fluctuations in general costs.

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

Six-month period ended June 30, 2026

Selling, general and administrative expenses for the six months ended June 30, 2026 decreased to $94,097 from $124,252 for the comparable period. The decrease in costs is due to lower activities during the current period.

Three-month period ended June 30, 2026

Selling, general and administrative expenses for the three months ended June 30, 2026 increased to $47,284, compared to $36,615 for the comparable period.

Net Losses

Six-month period ended June 30, 2026

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the six months ended June 30, 2026 was $124,633 compared with a net loss of $154,628 for the comparative period.

Three-month period ended June 30, 2026

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended June 30, 2026 was $62,556 compared with a net loss of $51,718 for the comparative period.

Liquidity and Capital Resources

At June 30, 2026 our cash position was $4,989, compared to $9,409 at December 31, 2025. We had a working capital deficiency of $849,949 and an accumulated deficit of $49,157,778 at June 30, 2026.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of June 30, 2026, we had $4,989 in cash. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for fiscal 2026 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2026, we have no off-balance sheet arrangements.

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended June 30, 2026, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information required by this Item is set forth on the exhibit index which follows the signature page of this report.

Exhibit No.	Description

EX-31.1	Certification of CEO

EX-31.2	Certification of CFO

EX-32.1	SOX Certification of CEO

EX-32.2	SOC Certification of CFO

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and containing in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS INC.

August 6, 2026	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

August 6, 2026	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)