Form 10-Q
period 2026-09-30
OCULUS INC.
filed 2026-11-10
CIK 1107280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As at November 10, 2026, there were 91,422,569 shares of the registrant’s common stock outstanding

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

● ●	the Company does not currently have any paying customers; the Company’s business may suffer if it cannot protect its intellectual property;

●	the Company’s products may infringe the intellectual property rights of others, causing the Company to incur significant costs or prevent us from licensing its products;
●	the Company’s success depends on the continued growth in demand for e-business applications;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCULUS INC. AND SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	September 30, 2026	December 31, 2025

ASSETS

Current Assets:
Cash	$9,351	$9,409
Prepaid expenses and other current assets (Note 4)	18,060	22,786
Total Assets	$27,411	$32,195

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$142,930	$136,569
Accounts payable and accrued expenses - related parties	800,931	633,413
Total current liabilities	943,861	769,982

Stockholders' Deficiency:
Preferred stock - no par value; authorized 250,000,000 shares, none issued	-	-
Common stock and additional paid-in capital - no par value; authorized 500,000,000 shares, issued and outstanding 91,422,569 and 91,422,569	46,850,710	46,850,710
Additional paid-in capital	1,485,000	1,485,000
Accumulated other comprehensive loss	(27,772)	(40,352)
Accumulated deficit	(49,224,388)	(49,033,145)
Total Stockholders’ Deficiency	(916,450)	(737,787)
Total Liabilities and Stockholders' Deficiency	$27,411	$32,195

Going concern (Note 2)

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US Dollars) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Expenses:
Consulting (Note 11)	$15,000	$15,000	$45,000	$45,000
Research and development (Note 10)	2,475	276	3,021	736
Selling, general and administrative (Notes 9 and 13)	49,137	77,852	143,234	202,104

Loss from operations	(66,612)	(93,128)	(191,255)	(247,840)
Interest income	2	5	12	89

Net loss	(66,610)	(93,123)	(191,243)	(247,751)

Other comprehensive income(loss)
Currency translation differences	109	(1,813)	12,580	(10,012)

Total comprehensive loss	$(66,501)	$(94,936)	$(178,663)	$(257,763)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	91,422,569	91,422,569	91,422,569	91,422,569

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Stated in US Dollars) (Unaudited)

Nine Month Period Ended September 30, 2026

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficiency

Balance at December 31, 2025	91,422,569	$46,850,710	$1,485,000	$(40,352)	$(49,033,145)	$(737,787)

Currency translation differences	-	-	-	12,580	-	12,580
Net loss	-	-	-	-	(191,243)	(191,243)

Balance at September 30, 2026	91,422,569	$46,850,710	$1,485,000	$(27,772)	$(49,224,388)	$(916,450)

Nine Month Period Ended September 30, 2025

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficiency

Balance at December 31, 2024	91,422,569	$46,850,710	$1,485,000	$(31,177)	$(48,714,006)	$(409,473)

Currency translation differences	-	-	-	(10,012)	-	(10,012)
Net loss	-	-	-	-	(247,751)	(247,751)

Balance at September 30, 2025	91,422,569	$46,850,710	$1,485,000	$(41,189)	$(48,961,757)	$(667,236)

Three Month Period Ended September 30, 2026

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficiency

Balance at June 30, 2026	91,422,569	$46,850,710	$1,485,000	$(27,881)	$(49,157,778)	$(849,949)

Currency translation differences	-	-	-	109	-	109
Net loss	-	-	-	-	(66,610)	(66,610)

Balance at September 30, 2026	91,422,569	$46,850,710	$1,485,000	$(27,772)	$(49,224,388)	$(916,450)

Three Month Period Ended September 30, 2025

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficiency

Balance at June 30, 2025	91,422,569	$46,850,710	$1,485,000	$(39,376)	$(48,868,634)	$(572,300)

Currency translation differences	-	-	-	(1,813)	-	(1,813)
Net loss	-	-	-	-	(93,123)	(93,123)

Balance at September 30, 2025	91,422,569	$46,850,710	$1,485,000	$(41,189)	$(48,961,757)	$(667,236)

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

Nine months ended September 30,	2026	2025

Cash flows from operating activities:
Net loss	$(191,243)	$(247,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	4,726	17,811
Increase (decrease) in accounts payable and accrued liabilities	6,361	48,244
Increase in accounts payable and accrued liabilities – related parties	167,518	195,219
Net cash provided (used) in operating activities	(12,638)	13,523

Effect of foreign currency translation	12,580	(10,012)

Net increase (decrease) in cash	(58)	3,511
Cash at beginning of period	9,409	11,718
Cash at end of period	$9,351	$15,229

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

There were no non-cash financing or investing activities for the periods presented.

SEE ACCOMPANYING NOTES

OCULUS INC. AND SUBSIDIARY

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025

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

The Company is a designer of digital watermarking services and solutions. At September 30, 2026 and for the year ended December 31, 2025, substantially all of the Company's assets and substantially all its operations are located and conducted in the United States and Canada.

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with management’s Discussion and Analysis, for the year ended December 31, 2025. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed interim consolidated financial statements follow the same accounting policies in the annual financial statements. The operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026.

2.	GOING CONCERN

These condensed interim consolidated financial statements are prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses from inception and does not currently have the financial resources to sustain operations in the long-term. As shown in the financial statements, the Company has incurred a loss of $191,243 for the nine months ended September 30, 2026 and, in addition, the Company incurred losses of $319,139 for the year ended  December 31, 2025. As of  September 30, 2026, the Company had an accumulated deficit of $49,224,388 and a working capital deficiency of $916,450. As a result of the Company’s current financial position and challenging access to capital, there can be no assurance that the Company will be able to raise additional funds in the future, in which case the Company will be unable to meet its financial obligations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments to amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do.  To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company’s management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company’s management will continue to be available to the Company when needed.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

These condensed interim consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On November 10, 2026, the Board approved the condensed interim consolidated financial statements dated September 30, 2026.

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
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
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

The controlled entities are listed in the following table:

Name of Subsidiary	Country of Incorporation	Ownership Interest at September 30, 2026	Ownership Interest at December 31, 2025	Principal Activity

Artivex Inc. (formerly ComplyTrust Inc.)	US/Delaware	100%	100%	Software Development

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

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
(Stated in US Dollars)
(Unaudited)

Research and development

Expenditure on research activities is recognized on the consolidated statements of operations and comprehensive loss as incurred. Development expenditures are capitalized as part of the cost of the resulting intangible asset only if the expenditures can be measured reliably, the product or process is technically and commercially feasible, future economic benefits are probable, and the Company intends to and has sufficient resources to complete development and to use or sell the asset. Management determined that as at September 30, 2026 it was not yet able to demonstrate with sufficient certainty that it is probable that any economic benefits will flow to the Company. Accordingly, all research and development costs incurred to date have been expensed.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the three and nine months ended September 30, 2026 and 2025, this calculation proved to be anti-dilutive, and therefore the Company’s Nil ( September 30, 2025 – Nil) stock options and Nil ( September 30, 2025 – Nil) warrants were excluded from this calculation.

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2026	2025

Prepaid expenses	$13,468	$15,671
Tax Receivable – Canadian GST	4,592	7,115
	$18,060	$22,786

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
(Stated in US Dollars)
(Unaudited)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2026	December 31, 2025

Accounts payable	$120,454	$112,475
Accrued fees and liabilities	22,476	24,094
	$142,930	$136,569

6.	COMMON STOCK

The Company has no par value common stock with 500,000,000 authorized shares and 91,422,569 outstanding on September 30, 2026 and December 31, 2025.

The Company has authorized the issuance of 250,000,000 non-voting preferred shares without par value, none issued.

As at September 30, 2026, there were Nil common shares held in escrow.

7.	OMNIBUS EQUITY INCENTIVE COMPENSATION PLAN

As of  September 30, 2026, the Company’s Omnibus Equity Incentive Plan approved by the Board on  August 12, 2025 (the “Omnibus Plan”), which was most recently approved by Stockholders at the Company’s annual stockholder meeting held on  October 15, 2025.

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

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
(Stated in US Dollars)
(Unaudited)

During the nine months ended September 30, 2026, the Company did not grant any stock options and recorded $Nil (2025 - $Nil) of share-based compensation for vested portion that were previously granted.

The changes in options are as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding, December 31, 2024	100,000	$0.80	$-
Expired	(100,000)	0.80	-
Options outstanding, December 31, 2025 and September 30, 2026	-	$-	$-

8.	WARRANTS

The changes in warrants are as follows:

	Number of warrants	Weighted average exercise price
Warrants outstanding, December 31, 2024	12,500,000	$0.001
Expired	(12,500,000)	0.001
Warrants outstanding, December 31, 2025 and September 30, 2026	-	$-

9.	SELLING, GENERAL AND ADMINISTRATIVE

The breakdown of selling, general and administrative expense for the three and nine month periods ended September 30, 2026 and 2025 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Filing and regulatory fees	$5,839	$6,629	$25,315	$26,105
Professional fees	$18,544	$18,241	$48,387	$77,398
Rent	$10,515	$10,732	$32,027	$32,021
Office and administration	$14,239	$42,250	$37,505	$66,580

	$49,137	$77,852	$143,234	$202,104

10.	RESEARCH AND DEVELOPMENT

The breakdown of research and development expense for the three and nine month periods ended September 30, 2026 and 2025 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Software development	$2,475	$276	$3,021	$736

	$2,475	$276	$3,021	$736

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
(Stated in US Dollars)
(Unaudited)

11.	RELATED PARTIES

Related parties include Directors, officers, close family members and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Company defines its key management as Directors, Chief Executive Officer, President, and Chief Financial Officer. Remuneration of directors and key management personnel of the Company for the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025

Consulting	$45,000	$45,000
Selling, general and administrative	56,658	46,218
	$101,658	$91,218

The Company for the nine months ended September 30, 2026 and 2025 reimbursed a related party $56,658 and $46,218 respectively, for selling, general and administrative expenses paid on behalf of the Company. The Company incurred $45,000 (2025 - $45,000) of consulting fees accrued to a company controlled by a director of the Company for the nine months ended September 30, 2026 and 2025.

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

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
(Stated in US Dollars)
(Unaudited)

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at September 30, 2026, the Company had a cash balance of $9,351 ( December 31, 2025 – $9,409) to settle current liabilities of $943,861 ( December 31, 2025 – $769,982). All of the Company’s financial liabilities have contractual maturities of 30 days or due on demand and are subject to normal trade terms.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Company will realize such a loss is limited as it does not have any significant interest-bearing financial instruments.

Foreign currency risk

As at September 30, 2026 and December 31, 2025, the Company is exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian currency. The Company’s sensitivity analysis suggests that reasonably expected changes in the rates of exchange in the United States would change foreign exchange gain or loss by an insignificant amount.

13.	OPERATING LEASES

The Company has one operating lease with unrelated third parties for office space at Vancouver, Canada.

The lease at the Vancouver, Canada location is on a month-to-month basis with monthly rental payments of $4,924 (CAD). For the nine month periods ended September 30, 2026 and 2025 rent expense was $32,027 and $32,021, respectively.

14.	SEGMENTED INFORMATION

The Company currently operates in a single reportable operating segment. All of the Company’s assets and expenditures are located in Canada and the United States.

OCULUS INC. AND SUBSIDIARY
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
(Stated in US Dollars)
(Unaudited)

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

We were incorporated on April 18, 1986, as “First Commercial Financial Group Inc.” in the Province of Alberta, Canada. In 1989, our name was changed to “Micron Metals Canada Corp.”, which purchased 100% of the outstanding shares of USA Video Inc., a Texas corporation, to focus on the digital media business. In 1995, we changed our name to “USA Video Interactive Corp.” and continued from the Province of Alberta into the State of Wyoming. At a shareholders meeting held on December 30, 2011, a resolution was passed to change our name to “Oculus VisionTech Inc.” and to effect a reverse stock split (share consolidation) on the basis of fifteen old common shares for one new common share. On January 25, 2012, we changed our name to “Oculus VisionTech Inc.”, which subsequently was changed to “Oculus Inc.” on January 16, 2025. In June 2020, OVTZ acquired OCL Technologies Inc. (OCL), a Delaware-based data privacy software development company located in San Diego, California. As a wholly-owned subsidiary of OVTZ, OCL changed its corporate name to ComplyTrust® Inc. (CTI) on January 21, 2021. On May 28, 2026, CTI changed its name to Atrivex Inc. Artivex Inc. will continue to carry on business as ComplyTrust® and use the ComplyTrust® brand. ComplyTrust®, Forget-Me-Yes®, and ComplyScan® are registered trademark of Artivex Inc. References to OCL and Artivex Inc. in this document refer to CTI.

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

RESULTS OF OPERATIONS

Sales

Sales for the nine-month periods ended September 30, 2026 and 2025 were $Nil and $Nil, respectively.

Cost of Sales

The cost of sales for the nine-month periods ended September 30, 2026 and 2025 were $Nil and $Nil, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisting of product marketing liabilities, consulting fees, office, professional fees and other expenses to execute our business plan and for our day-to-day operations, changed in the period ended September 30, 2026. We continue to develop and market C-DPS – Cloud Document Protection System and the “Right-to-be-Forgotten” and “Right-to-Erase” platform. Administrative expenses have increased/decreased moderately as a result of insignificant fluctuations in general costs.

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

Nine-month period ended September 30, 2026

Selling, general and administrative expenses for the nine months ended September 30, 2026 decreased to $143,234 from $202,104 for the comparable period. The decrease in costs is due to lower activities during the current period.

Three-month period ended September 30, 2026

Selling, general and administrative expenses for the three months ended September 30, 2026 decreased to $49,137, compared to $77,852 for the comparable period. The decrease in costs is due to lower activities during the current period.

Net Losses

Nine-month period ended September 30, 2026

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the nine months ended September 30, 2026 was $191,243 compared with a net loss of $247,751 for the comparative period.

Three-month period ended September 30, 2026

To date, we have not achieved profitability and expect to incur substantial losses for the foreseeable future. Our net loss for the three months ended September 30, 2026 was $66,610 compared with a net loss of $93,123 for the comparative period.

Liquidity and Capital Resources

At September 30, 2026 our cash position was $9,351, compared to $9,409 at December 31, 2025. We had a working capital deficiency of $916,450 and an accumulated deficit of $49,224,388 at September 30, 2026.

We have historically satisfied our capital needs primarily by shareholders’ loans and issuing equity securities to our officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management.

As of September 30, 2026, we had $9,351 in cash. Management has forecasted the Company will not have sufficient working capital to operate for the ensuing 12 months. We will require an additional $3 million to $5 million to finance operations for fiscal 2026 and we intend to obtain such financing through sales of our equity securities. While the Company has been successful in the past in obtaining financing, there can be no assurance that the Company will be able to obtain adequate financing, or that such financing will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing development programs.

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

As of September 30, 2026, we have no off-balance sheet arrangements.

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

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the quarterly period ended September 30, 2026, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCULUS INC.

November 10, 2026	By:	/s/ Rowland Perkins
Rowland Perkins
President and Chief Executive Officer
(principal executive officer)

November 10, 2026	By:	/s/ Anton J. Drescher
Anton J. Drescher
Chief Financial Officer
(principal financial and accounting officer)